Form 10-Q
period 1996-03-31
SPSS INC
filed 1996-05-15
CIK 869570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



                       COMMISSION FILE NUMBER:  33-64732


                                   SPSS INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        DELAWARE                                     36-2815480
   (STATE OR OTHER JURISDICTION           (IRS EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

                444 N. MICHIGAN AVENUE, CHICAGO, ILLINOIS 60611
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (312)329-2400


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS
FOR THE PAST 90 DAYS.  YES   X   NO

     AS OF MAY 1, 1996, THERE WERE 7,154,181 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

                                   SPSS INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                     INDEX


   PART I - FINANCIAL INFORMATION                                       PAGE
                                                                        ----

      ITEM 1.             FINANCIAL STATEMENTS

                    INDEPENDENT AUDITORS' REVIEW REPORT                  3

                    CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1995 AND
                    MARCH 31, 1996 (UNAUDITED)                           4

                    CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                    (UNAUDITED) AND 1996 (UNAUDITED)                     5

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                    (UNAUDITED) AND 1996 (UNAUDITED)                     6

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7

      ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION         8


   PART II - OTHER INFORMATION

      ITEM 1.             LEGAL PROCEEDINGS                             11

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          12

ITEM 1. FINANCIAL STATEMENTS


                      INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1996. These consolidated financial statements are the responsibility of SPSS Inc.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above, for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of SPSS Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 1996, except as to Note 14 which is as of March 15, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                            KPMG Peat Marwick LLP

Chicago, Illinois
May 10, 1996

                           SPSS Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                    December 31,    March 31,
                                                       1995           1996
                                                    ------------    ---------
                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                        $ 10,778       $ 10,539
   Accounts receivable, net of allowances             12,252         12,505
   Inventories                                         1,590          1,242
   Prepaid expenses and other current assets           1,469          1,580
                                                    --------      ---------
     Total current assets                             26,089         25,866
                                                    --------      ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
   Furniture, fixtures and office equipment            3,494          3,387
   Computer equipment and software                     8,609          9,116
   Leasehold improvements                              1,413          1,420
                                                    --------      ---------
                                                      13,516         13,923
   Less accumulated depreciation and amortization      9,179          9,570
                                                    --------      ---------
Net equipment and leasehold improvements               4,337          4,353
                                                    --------      ---------

Capitalized software development costs,
  net of accumulated amortization                      6,839          6,850
Goodwill, net of accumulated amortization              2,113          2,051
Other assets                                           1,999          1,975
                                                    --------      ---------
                                                    $ 41,377       $ 41,095
                                                    ========      =========


CURRENT LIABILITIES:
   Accounts payable                                 $  2,331       $  2,655
   Accrued royalties                                     496            494
   Accrued rent                                          921            855
   Other accrued liabilities                           8,785          6,292
   Income taxes and value added taxes payable          2,262          2,815
   Customer advances                                     295            254
   Deferred revenues                                   6,485          6,141
                                                    --------      ---------
     Total current liabilities                        21,575         19,506
                                                    --------      ---------

Deferred income taxes                                  2,015          2,015
Other noncurrent liabilities                             288            225

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 7,148,891 and  7,151,878 shares
     issued and outstanding in 1995 and 1996,
     respectively                                         71             72
   Additional paid-in capital                         37,126         37,179
   Cumulative foreign currency
     translation adjustments                            (699)          (816)
   Accumulated deficit                               (18,999)       (17,086)
                                                    --------      ---------
     Total stockholders' equity                       17,499         19,349
                                                    --------      ---------
                                                    $ 41,377      $  41,095
                                                    ========      =========

See accompanying notes to consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except for share data)
                                  (unaudited)



                                                          Three Months Ended
                                                         --------------------
                                                              March 31,
                                                         1995          1996
                                                      ---------     ---------
Net revenues:
   Desktop products                                   $  10,347     $  12,906
   Large System products                                  2,560         2,855
   Other products and services                            1,855         1,302
                                                      ---------     ---------
Net revenues                                             14,762        17,063
Cost of revenues                                          1,350         1,603
                                                      ---------     ---------
Gross profit                                             13,412        15,460
                                                      ---------     ---------
Operating expenses:
   Sales and marketing                                    8,204         8,923
   Product development                                    2,021         2,461
   General and administrative                             1,049         1,236
                                                      ---------     ---------
Operating expenses                                       11,274        12,620

Operating income                                          2,138         2,840
Other income (expense):
   Net interest income (expense)                             (4)          122
   Other                                                     67           (50)
                                                      ---------     ---------
Other income (expense)                                       63            72
                                                      ---------     ---------
Income before income taxes                                2,201         2,912
Income tax expense                                          755           999
                                                      ---------     ---------
Net income                                            $   1,446     $   1,913
                                                      =========     =========
Net earnings per share                                $    0.20     $    0.25
                                                      =========     =========
Shares used in computing net earnings per share       7,163,898     7,758,154
                                                      =========     =========


See accompanying notes to consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                   -------------------------
                                                                      1995              1996
                                                                   -------           -------
Cash flows from operating activities:
    Net income                                                     $ 1,446           $ 1,913
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
          Depreciation and amortization                              1,083             1,088
          Changes in assets and liabilities, net of effects of
              the purchase of BMDP Statistical Software, Inc.:
             Accounts receivable                                       337              (253)
             Inventories                                                75               348
             Accounts payable                                       (1,316)              324
             Accrued royalties                                          (6)               (2)
             Accrued expenses                                         (236)           (2,314)
             Other                                                    (511)             (112)
                                                                   -------           -------

Net cash provided by operating activities                              872               992
                                                                   -------           -------
Cash flows from investing activities:
     Capital expenditures, net                                      (1,035)             (691)
     Capitalized software development costs                           (866)             (350)
     Net payments for acquisitions                                   --                 (244)
                                                                   -------           -------
Net cash used in investing activities                               (1,901)           (1,285)
                                                                   -------           -------
Cash flows from financing activities:
     Net repayments under line-of-credit agreement                  (2,870)              --
     Net proceeds from issuance of common stock                      9,176                50
     Income tax benefit from stock option exercises                  --                    4
                                                                   -------           -------
Net cash provided by financing activities                            6,306                54
                                                                   -------           -------
Net change in cash and cash equivalents                              5,277              (239)
Cash and cash equivalents at beginning of period                     1,714            10,778
                                                                   -------           -------
Cash and                                                           $ 6,991           $10,539
                                                                   =======           =======
Supplemental disclosures of cash flow information:
     Interest paid                                                 $   115           $    12
     Income taxes paid                                               1,084               306
                                                                   =======           =======

See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K filed with the Securities and Exchange Commission.


NOTE 2 - NET EARNINGS PER SHARE

     Net earnings per common and common equivalent share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding for each period (7,163,898 shares for the three months ended March 31, 1995 and 7,758,154 shares for the comparable period in 1996). Common equivalent shares consist of the shares issuable upon exercise of stock options (using the treasury stock method).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

        The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:


                           SPSS Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                      Percentage of Net Revenues
                                                      --------------------------
                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                           1995          1996
                                                          -----         -----
Statement of Income Data:
Net revenues:
   Desktop products                                          70%           76%
   Large System products                                     17%           17%
   Other products and services                               13%            7%
                                                          -----         -----
Net revenues                                                100%          100%
Cost of revenues                                              9%            9%
                                                          -----         -----
Gross profit                                                 91%           91%
                                                          -----         -----
Operating expenses:
   Sales and marketing                                       56%           53%
   Product development                                       14%           14%
   General and administrative                                 7%            7%
                                                          -----         -----
Operating expenses                                           77%           74%
                                                          -----         -----
Operating income                                             14%           17%
Other income (expense):
   Net interest income (expense)                             --           --
   Other                                                      1%          --
                                                          -----         -----
Other income (expense)                                        1%          --
                                                          -----         -----
Income before income taxes                                   15%           17%
Income tax expense                                            5%            6%
                                                          -----         -----
Net income                                                   10%           11%
                                                          =====         =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 TO THREE MONTHS ENDED MARCH 31, 1996.

Net Revenues. Net Revenues were $14,762,000 and $17,063,000 for the three months ended March 31, 1995 and 1996, respectively, an increase of 16%. This revenue increase was influenced in part by the acquisition of BMDP Statistical Software, Inc. ("BMDP"), effective December 29, 1995. The BMDP acquisition accounted for approximately $270,000 of the Company's increase in net revenues. (If all of BMDP's revenues had been included in the Company's first quarter 1995 revenues, the year to year increase in quarterly net revenues would have been 13.5%.) Revenues from products designed for desktop computers ("Desktop products") increased $2,559,000 (25%) over the corresponding period in 1995. Additionally, revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products") increased 12% over the corresponding period in 1995. The increase in Desktop products reflected a $1,511,000 increase in new revenues from SPSS for Windows. In addition, revenues from annual license renewals of Desktop products increased by $845,000 reflecting a $1,041,000 increase in annual license renewals for SPSS for Windows. The increase in Large System products was primarily due to an increase in revenues from new UNIX licenses as a result of the BMDP acquisition. Other products and services revenues decreased 30% because of the decrease in revenues previously received from publications and student products due to the end of the payment of guaranteed royalties for the Prentice Hall Agreement in July 1995. Revenues for the first quarter of 1996 were adversely affected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $1,350,000 and $1,603,000 in the three months ended March 31, 1995 and 1996, respectively. Such costs increased due to higher sales levels and higher royalties paid to third parties partially offset by lower amortization amounts of capitalized software and product translations. As a percentage of net revenues, cost of revenues remained constant at 9%.

Sales and Marketing. Sales and marketing expenses were $8,204,000 and $8,923,000 in the three months ended March 31, 1995 and 1996, respectively, an increase of 9%. This increase was due to the expansion of the domestic and international sales organizations, increased promotional costs, and salary and commission increases. Such expenses decreased from 56% to 53% of net revenues.

Product Development. Product development expenses were $2,021,000 and $2,461,000 (net of capitalized software development costs of $632,000 and $283,000) in the three months ended March 31, 1995 and 1996, respectively, an increase of 22%. In the corresponding periods in 1995 and 1996, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $372,000 and $338,000, respectively. The increase in product development expenses was primarily due to salary increases, depreciation expense on computer acquisitions and additions to the product development staff. As a percentage of net revenues, product development expenses remained constant at 14%.

General and Administrative. General and administrative expenses were $1,049,000 and $1,236,000 in the three months ended March 31, 1995 and 1996, respectively, an increase of 18%. Such expenses increased primarily due to increases in bad debt expense, professional fees, salary related expenses and travel. As a percentage of net revenues, general and administrative expenses remained constant at 7%.

Net Interest Income (Expense). Net interest income (expense) was ($4,000) in 1995 and $122,000 in the three months ended March 31, 1995 and 1996, respectively. This favorable variance was primarily due to the interest earned on short-term investments as well as the elimination of interest expense related to the Company's line of credit which was repaid with the net proceeds from the Company's public offering of common stock in February 1995.

Other Income (Expense). Other income (expense) consists of foreign currency transaction gains and losses. Such transactions resulted in income of $67,000 for the three months ended March 31, 1995 and expense of $50,000 for the three months ended March 31, 1996.

Provision for Income Taxes. Provision for income taxes was $755,000 and $999,000 for the three months ended March 31, 1995 and 1996, respectively, reflecting an effective tax rate of 34.3%.

LIQUIDITY AND CAPITAL RESOURCES
The Company had no long-term debt as of March 31, 1996 and held approximately $10,539,000 in cash and cash equivalents. Funds in the first three months of 1996 were used in operations and for payments related to the Company's acquisition of BMDP. Capital expenditures were also made for furniture, computer equipment and leasehold improvements for newly hired employees and product development.

The Company currently has an available $5,000,000 unsecured line of credit with Bank of America N.T.S.A. ("B of A"), under which borrowings bear interest at the reference rate (currently 8.25%). As of March 31, 1996, the Company had no borrowings under this line of credit. The Company's credit agreement with B of A requires the Company to comply with certain specified financial ratios and tests, and restricts the Company's ability to, among other things (i) pay dividends or make distributions, (ii) incur additional indebtedness, (iii) create liens on assets, (iv) make investments, (v) engage in mergers, acquisitions or consolidations, (vi) sell assets and (vii) engage in certain transactions with affiliates.

The Company anticipates that amounts available under its line of credit, existing sources of liquidity and cash flows generated from operations will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to the Company on favorable terms, or at all.

INTERNATIONAL OPERATIONS

Significant growth in the Company's international operations continued during the first quarter of 1996. The portion of revenues attributable to international operations was positively impacted by the devaluation of the U.S. dollar in relation to other foreign currencies. Net corporate revenues increased 16% in the three months ended March 31, 1996, when compared to the three months ended March 31, 1995. Net of the effects of changes in foreign currency rates, the increase would have been approximately 17%.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            Currently there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are underlined in the following list.)

                                                                Incorporation
   Exhibit                                                       by Reference
    Number  Description of Document                           (if applicable)
   -------  -----------------------                           ---------------

       3.1   Certificate of Incorporation of the Company              *   3.2

       3.2   By-Laws of the Company                                   *   3.4

       4.1   Credit Agreement

      10.1   Employment Agreement with Jack Noonan                    +  10.1

      10.2   Agreement with Valletta                                 **  10.2

      10.3   Agreement between the Company and                       **  10.5
             Prentice-Hall

      10.4   Software Distribution Agreement between                 **  10.6
             the Company and IBM

      10.5   HOOPS Agreement                                         **  10.7

      10.6   Stockholders Agreement                                   *  10.8

      10.7   Agreements with CSDC                                     *  10.9

      10.8   Amended 1991 Stock Option Plan                           * 10.10

      10.9   SYSTAT, INC. Asset Purchase Agreement                    ++ 10.9

     10.10   Employment Agreement with Leland Wilkinson               ++10.10

     10.11   1994 Bonus Compensation                                 +++10.11

     10.12   Lease for Chicago, Illinois Office                      +++10.12

     10.13   Amendment to Lease for Chicago, Illinois Office         +++10.13

     10.14   1995 Equity Incentive Plan                               - 10.14

     10.15   1995 Bonus Compensation                                 -- 10.15

     10.16   Lease for Chicago, Illinois Office                      -- 10.16

     15.1    Acknowledgment of Independent Certified
             Public Accountants Regarding Independent
             Auditors' Review Report

     27.1    Financial Data Schedule

_______________________________

 x Previously filed with SPSS' Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993.

 * Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732).

**    Previously filed with Amendment No. 1 to Form S-1 Registration
      Statement of SPSS Inc. filed on July 23, 1993 (Registration No. 33-64732).

 + Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on June 22, 1993 (Registration No. 33-64732).

++ Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on December 5, 1994 (Registration No. 33-86858).

+++ Previously filed with SPSS' Annual Report on Form 10-K for the Year Ended December 31, 1994 (Registration No. 33-64732).

 -    Previously filed with the Company's 1995 Proxy statement.

- --    Previously filed with the SPSS' Annual Report on Form 10-K for the Year
      Ended December 31, 1995 (Registration No. 33-64732).


     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 31, 1996.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                          SPSS INC.



DATE: MAY 14, 1996                        BY: /S/ JACK NOONAN
                                          JACK NOONAN
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE: MAY 14, 1996                        BY: /S/ EDWARD HAMBURG
                                          EDWARD HAMBURG
                                          SENIOR VICE-PRESIDENT, CORPORATE
                                          OPERATIONS AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX



           Exhibit                                               Page
            Number   Description of Document                    Number
           -------  ------------------------                    ------


               4.1   Credit Agreement                             16

              15.1   Acknowledgment of Independent Certified
                     Public Accountants Regarding Independent
                     Auditors' Review Report                      40

              27.1   Financial Data Schedule                      41