Form 10-Q
period 1996-06-30
SPSS INC
filed 1996-08-14
CIK 869570

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



                       COMMISSION FILE NUMBER:  33-64732


                                   SPSS INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                 36-2815480
     (STATE OR OTHER JURISDICTION            (IRS EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION OR ORGANIZATION)

                444 N. MICHIGAN AVENUE, CHICAGO, ILLINOIS 60611
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (312)329-2400


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS
FOR THE PAST 90 DAYS.  YES   X   NO
                            --     --
     AS OF AUGUST 1, 1996, THERE WERE 7,176,185 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.


================================================================================

                                   SPSS INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION                                     PAGE
                                                                   ----


         ITEM 1.        FINANCIAL STATEMENTS

                  INDEPENDENT AUDITORS' REVIEW REPORT               3

                  CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1995 AND
                  JUNE 30, 1996 (UNAUDITED)                         4

                  CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995
                  (UNAUDITED) AND 1996 (UNAUDITED)                  5

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1995
                  (UNAUDITED) AND 1996 (UNAUDITED)                  6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        7

         ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS     8


PART II - OTHER INFORMATION




     ITEM 1. LEGAL PROCEEDINGS                                      13


     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY-HOLDERS                                     13


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       14


ITEM 1. FINANCIAL STATEMENTS


                      INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1996 and cash flows for the six-month periods ended June 30, 1995 and 1996. These consolidated financial statements are the responsibility of SPSS Inc.'s management.

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



                                        KPMG Peat Marwick LLP

Chicago, Illinois
August 2, 1996

                          SPSS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                   DECEMBER 31,               JUNE 30,
                                                                       1995                    1996
                                                                   -------------             ----------
                                                                                              (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                     $        10,778           $       11,511
    Accounts receivable, net of allowances                                 12,252                   12,083
    Inventories                                                             1,590                    1,387
    Prepaid expenses and other current assets                               1,469                    1,914
                                                                  ---------------           --------------
        Total current assets                                               26,089                   26,895
                                                                  ---------------           --------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
    Furniture, fixtures and office equipment                                3,494                    3,641
    Computer equipment and software                                         8,609                    9,648
    Leasehold improvements                                                  1,413                    1,483
                                                                  ---------------           --------------
                                                                           13,516                   14,772
        Less: Accumulated depreciation and amortization                     9,179                    9,795
                                                                  ---------------           --------------
Net equipment and leasehold improvements                                    4,337                    4,977
                                                                  ---------------           --------------
Capitalized software development costs, net of
  accumulated amortization                                                  6,839                    6,748
Goodwill, net of accumulated amortization                                   2,113                    1,989
Other assets                                                                1,999                    1,889
                                                                  ---------------           --------------
                                                                  $        41,377           $       42,498
                                                                  ===============           ==============

CURRENT LIABILITIES:
   Accounts payable                                              $         2,331           $        2,487
   Accrued royalties                                                         496                      430
   Accrued rent                                                              921                      793
   Other accrued liabilities                                               8,785                    6,735
   Income taxes and value added taxes payable                              2,262                    2,988
   Customer advances                                                         295                      195
   Deferred revenues                                                       6,485                    5,348
                                                                 ---------------           --------------
        Total current liabilities                                         21,575                   18,976
                                                                 ---------------           --------------
Deferred income taxes                                                      2,015                    2,015
Other noncurrent liabilities                                                 288                      162

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 7,148,891 and  7,174,481 shares issued and                   71                       72
     outstanding in 1995 and 1996, respectively
   Additional paid-in-capital                                             37,126                   37,416
   Cumulative foreign currency translation adjustments                      (699)                    (867)
   Accumulated deficit                                                   (18,999)                 (15,276)
                                                                 ---------------           --------------

        Total stockholders' equity                                       17,499                   21,345
                                                                 ---------------           --------------
                                                                 $        41,377           $       42,498
                                                                  ===============           ==============


         See accompanying notes to consolidated financial statements.

                          SPSS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)




                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                 -------------------------------      -------------------------------
                                                      1995               1996               1995               1996
                                                 -------------------------------      -------------------------------
Net revenues:
   Desktop products                              $     10,771       $     12,713       $     21,118       $     25,619
   Large System products                                2,550              2,612              5,110              5,467
   Other products and services                          1,703              1,828              3,558              3,130
                                                 ------------       ------------        -----------       ------------
Net revenues                                           15,024             17,153             29,786             34,216
Cost of revenues                                        1,473              1,700              2,823              3,303
                                                 ------------       ------------        -----------       ------------
Gross profit                                           13,551             15,453             26,963             30,913
                                                 ------------       ------------        -----------       ------------
Operating expenses:
   Sales and marketing                                  8,412              8,690             16,616             17,613
   Product development                                  2,130              2,822              4,151              5,283
   General and administrative                           1,166              1,285              2,215              2,521
                                                 ------------       ------------        -----------       ------------
Operating expenses                                     11,708             12,797             22,982             25,417

Operating income                                        1,843              2,656              3,981              5,496
Other income (expense):
   Net interest income                                     15                103                 11                225
   Other                                                   75               (19)                142               (69)
                                                 ------------       ------------        -----------       ------------
Other income (expense)                                     90                 84                153                156
                                                 ------------       ------------        -----------       ------------
Income before income taxes                              1,933              2,740              4,134              5,652
Income tax expense                                        663                930              1,418              1,929
                                                 ------------       ------------        -----------       ------------
Net income                                       $      1,270       $      1,810       $      2,716       $      3,723
                                                 ============       ============       ============       ============
Net income per share                             $       0.17       $       0.23       $       0.37       $       0.48
                                                 ============       ============       ============       ============
Shares used in computing net income per
share                                               7,685,380          7,863,790          7,422,396          7,818,397
                                                 ============       ============       ============       ============


         See accompanying notes to consolidated financial statements.

                          SPSS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                    -----------------------------
                                                                         1995              1996
                                                                         ----              -----

Cash flows from operating activities:
  Net income                                                        $   2,716         $   3,723
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     2,024             2,210
      Changes in assets and liabilities, net of effects of
        the purchase of BMDP Statistical Software, Inc.:
        Accounts receivable                                               770               169
        Inventories                                                       381               203
        Accounts payable                                               (1,802)              156
        Accrued royalties                                                 (90)              (66)
        Accrued expenses                                               (1,035)           (1,933)
        Other                                                            (726)           (1,523)
                                                                    ---------          --------
  Net cash provided by operating activities                             2,238             2,939
                                                                    ---------          --------
  Cash flows from investing activities:
    Capital expenditures, net                                          (1,458)           (1,649)
    Capitalized software development costs                             (1,441)             (603)
    Net payments for acquisitions                                        --                (244)
                                                                    ---------          --------
  Net cash used in investing activities                                (2,899)           (2,496)
                                                                    ---------          --------
  Cash flows from financing activities:
    Net repayments under line-of-credit agreement                      (2,868)               --
    Net proceeds from issuance of common stock                          9,206               116
    Income tax benefit from stock option exercises                       --                 174
                                                                    ---------          --------
  Net cash provided by financing activities                             6,338               290
                                                                    ---------          --------
  Net change in cash                                                    5,677               733
  Cash and cash equivalents at beginning of period                      1,714            10,778
  Cash and cash equivalents at end of period                        $   7,391         $  11,511
                                                                     ========           =======
  Supplemental disclosures of cash flow information:
    Interest paid                                                   $     116         $      18
    Income taxes paid                                                   1,784               727
                                                                     ========           =======


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


NOTE 2 - NET INCOME PER SHARE

     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE HAS BEEN COMPUTED USING THE WEIGHTED AVERAGE NUMBER OF COMMON AND DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING FOR EACH PERIOD (7,863,790 SHARES FOR THE THREE MONTHS ENDED JUNE 30, 1996, 7,818,397 SHARES FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND 7,685,380 AND 7,422,396 SHARES FOR THE COMPARABLE PERIODS IN 1995). COMMON EQUIVALENT SHARES CONSIST OF THE SHARES ISSUABLE UPON EXERCISE OF STOCK OPTIONS (USING THE TREASURY STOCK METHOD).

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

  The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues.



                                                PERCENTAGE OF NET REVENUES    PERCENTAGE OF NET REVENUES
                                                --------------------------    --------------------------
                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                    -------------------           -------------------
                                                    1995           1996           1995           1996
                                                    ----           ----           ----           ----
Statement of Income Data:
Net revenues:
  Desktop products                                    72%            74%            71%            75%
  Large System products                               17%            15%            17%            16%
  Other products and services                         11%            11%            12%             9%
                                                     ----           ----           ----           ----

Net revenues                                         100%           100%           100%           100%
Cost of revenues                                      10%            10%            10%            10%
                                                     ----           ----           ----           ----

Gross profit                                          90%            90%            90%            90%
                                                     ----           ----           ----           ----

Operating expenses:
  Sales and marketing                                 56%            51%            56%            52%
  Product development                                 14%            16%            14%            15%
  General and administrative                           8%             8%             7%             7%
                                                     ----           ----           ----           ----

Operating expenses                                    78%            75%            77%            74%

Operating income                                      12%            15%            13%            16%
Other income (expense):
  Net interest income                                 --              1%           --               1%
  Other                                                1%           --               1%           --
                                                     ----           ----           ----           ----
Other income (expense)                                 1%             1%             1%             1%
                                                     ----           ----           ----           ----
Income before income taxes                            13%            16%            14%            17%
Income tax expense                                     4%             5%             5%             6%
                                                     ----           ----           ----           ----
Net income                                             9%            11%             9%            11%
                                                     ====          ====            ====           ====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 TO THREE MONTHS ENDED JUNE 30, 1996.

Net Revenues. Net revenues were $15,024,000 and $17,153,000 for the three months ended June 30, 1995 and 1996, respectively, an increase of 14%. This revenue increase was influenced, in part by the acquisition of BMDP Statistical Software, Inc. ("BMDP"), effective December 29, 1995. Net of BMDP revenue of
approximately $226,000, the Company's increase in sales was 13%.   Revenues
from products designed for desktop computers ("Desktop products") increased by 18% over the corresponding period in 1995, and there was a 2% increase in revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products"). The increase in revenues from Desktop products reflected a $1,414,000 increase in new revenues from SPSS for Windows. In addition, revenues from annual license renewals of Desktop products resulted in a net increase of $894,000, reflecting a $1,006,000 increase in annual license renewals of SPSS for Windows. The increase in revenues from Large System products was primarily due to an increase in revenues from new UNIX licenses as a result of the BMDP acquisition. Other products and services revenues increased by 7% due primarily to an increase of $282,000 in revenues from training and consulting services. Revenue for the second quarter of 1996 were adversely affected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $1,473,000 and $1,700,000 in the three months ended June 30, 1995 and 1996, respectively. Such costs increased due to higher sales levels and higher amortization amounts of capitalized software and product translations. As a percentage of net revenues, cost of revenues remained constant at 10%.

Sales and Marketing. Sales and marketing expenses were $8,412,000 and $8,690,000 in the three months ended June 30, 1995 and 1996, respectively, an increase of 3%. This increase was due to the expansion of the domestic and international sales organizations, and salary and commission increases. As a percentage of net revenues, such expenses decreased from 56% to 51%.

Product Development. Product development expenses were $2,130,000 and $2,822,000 (net of capitalized software development costs of $309,000 and $176,000) in the three months ended June 30, 1995 and 1996, respectively, an increase of 32%. In the corresponding periods in 1995 and 1996, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $346,000 and $356,000, respectively. The increase in product development expenses was primarily due to lower capitalization of developed software, salary and recruiting fee increases, and other additions to the product development staff. As a percentage of net revenues, product development expenses increased from 14% to 16%.

General and Administrative. General and administrative expenses were $1,166,000 and $1,285,000 in the three months ended June 30, 1995 and 1996, respectively, an increase of 10%. Such expenses increased primarily due to increases in bad debt and temporary employment expenses. As a percentage of net revenues, general and administrative expenses remained constant at 8%.

Net Interest Income. Net interest income was $15,000 and $103,000 for the three months ended June 30, 1995 and 1996, respectively. This variance was primarily due to SPSS' investment of higher cash balances in 1996, the elimination of interest expense related to the final settlement of the stock appraisal action in 1995, and adjustment for prior year vendor interest charges in 1995.

Other Income (Expense). Other income (expense) consists of foreign currency transaction gains and losses. Such foreign currency transactions resulted in a gain of $75,000 for the three months ended June 30, 1995 and an expense of $19,000 for the three months ended June 30, 1996.

Provision for Income Taxes. Provision for income taxes was $663,000 and $930,000, for the three months ended June 30, 1995 and 1996, respectively, reflecting an approximate effective tax rate of 34%.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 TO SIX MONTHS ENDED JUNE 30, 1996.

Net Revenues. Net revenues were $29,786,000 and $34,216,000 in the six months ended June 30, 1995 and 1996, respectively, an increase of 15%. This increase in revenue was influenced, in part, by the acquisition of BMDP, effective December 29, 1995. Net of BMDP revenue of approximately $496,000, the Company's increase in sales was 13%. Revenues from Desktop products increased 21% over the corresponding period in 1995 and revenues from Large System products increased 7%. The increase in revenues from Desktop products reflected $2,925,000 in new revenues from SPSS for Windows. In addition, revenues from annual license renewals of Desktop products resulted in a net increase of $1,738,000, reflecting a $2,046,000 increase in annual license renewals of SPSS for Windows. The increase in revenues from Large System products was primarily due to an increase in revenues from new UNIX licenses as a result of the BMDP acquisition. Other products and services revenues decreased 12% primarily due to the decrease in revenues previously received from publications and student products due to the end of the payment of guaranteed royalty payments for the Prentice Hall Agreement in July 1995. Revenues for the first six months of 1996 were adversely affected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues were $2,823,000 and $3,303,000 for the six months ended June 30, 1995 and 1996, respectively. Such costs increased due to higher sales levels and higher amortization amounts of capitalized software and product translations. As a percentage of net revenues, such expenses remained constant at 10%.

Sales and Marketing. Sales and marketing expenses were $16,616,000 and $17,613,000 in the six months ended June 30, 1995 and 1996, respectively, an increase of 6%. This increase was due to expansion of the domestic and international sales organizations, and salary and commission increases. As a percentage of net revenues, such expenses decreased from 56% to 52%.

Product Development. Product development expenses were $4,151,000 and $5,283,000 (net of capitalized software development costs of $942,000 and $459,000) for the six months ended June 30, 1995 and 1996, respectively, an increase of 27%. In the corresponding periods in 1995 and 1996, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $718,000 and $694,000, respectively. The increase in product development expenses was primarily due to lower capitalization of developed software, salary and recruiting fee increases and other additions to the product development staff. As a percentage of net revenues, such expenses increased from 14% to 15%.

General and Administrative. General and administrative expenses were $2,215,000 and $2,521,000 in the six months ended June 30, 1995 and 1996, respectively. Such expenses increased primarily due to increases in bad debt expense and temporary employment expenses. As a percentage of net revenues, general and administrative expenses remained constant at 7%.

Net Interest Income. Net interest income was $11,000 and $225,000 for the six months ended June 30, 1995 and 1996, respectively. This favorable variance can be attributed to the elimination of interest expense related to the line of credit, which was repaid with the net proceeds from the Company's follow-on public offering of common stock, in February 1995.

Other Income (Expense). Other income (expense) was $142,000 and $(69,000) for the six months ended June 30, 1995 and 1996, respectively. These balances reflect foreign currency gains of $247,000 and a $105,000 charge related to the final settlement of the stock appraisal action in 1995; and in 1996, foreign currency losses of $69,000.

Provision for Income Taxes. Provision for income taxes was $1,418,000 and $1,929,000 in the six months ended June 30, 1995 and 1996, respectively, reflecting an approximate effective tax rate of 34%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no long-term debt as of June 30, 1996 and held approximately $11,511,000 of cash and cash equivalents. Funds in the first six months of 1996 were used in operations and for payments related to the Company's acquisition of BMDP. Capital expenditures were also made for furniture, computer equipment and leasehold improvements for newly hired employees and product development.

The Company currently has an available $5,000,000 secured line of credit with Bank of America N.T.S.A. ("B of A"), under which borrowings bear interest at the reference rate (currently 8.25%). As of June 30, 1996, the Company had no borrowings under this line of credit. The credit agreement with B of A requires the Company to comply with certain specified financial ratios and tests, and restricts the Company's ability to, among other things (i) pay dividends or make distributions, (ii) incur additional indebtedness, (iii) create liens on assets, (iv) make investments, (v) engage in mergers, acquisitions or consolidations, (vi) sell assets and (vii) engage in certain transactions with affiliates.

The Company anticipates that amounts available under its line of credit, existing sources of liquidity, cash flows generated from operations, and the net proceeds from the February 1995 public offering of common stock will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to the Company on favorable terms, or at all.

INTERNATIONAL OPERATIONS

Significant growth in the Company's international operations continued during the second quarter of 1996. The portion of revenues attributable to international operations was adversely affected by the relationship of the U.S. dollar when compared to other foreign currencies. Net corporate revenues increased 14% in the three months ended June 30, 1996, when compared to the three months ended June 30, 1995 and 15% for the six months ended June 30, 1996 when compared to the same period of 1995. Net of the effects of changes in foreign currency rates, the increase would have been approximately 20% and 21%, respectively.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Currently there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company's Annual Meeting of Stockholders was held on June 19, 1996. The following persons were nominated and elected to serve as Directors of the Company for a term of three years or until their successors have been duly elected and qualified:


                    Nominee            For          Withheld
                   -----------------  ---------  -----------
                   Norman Nie         5,971,200  139,761
                   Bernard Goldstein  5,971,212  139,749


In addition, the Company's appointment of KPMG Peat Marwick LLP to serve as its independent auditor for fiscal year 1996 was ratified in accordance with the following vote:


                            For      Against  Abstain
                          ---------  -------  -------
                          6,094,886   12,600   3,475


The Amended and Restated 1995 Equity Incentive Plan was presented and adopted in accordance with the following vote:


        For           Against    Abstain     Broker Non-Votes
      ---------      ---------  ---------   ------------------
      4,133,264       879,083    13,101      1,085,513


   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.


     (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are underlined in the following list.)

                                                            Incorporation
    Exhibit                                                 by Reference
     Number  Description of Document                       (if applicable)
     ------  --------------------------------------------  ---------------

        3.1   Certificate of Incorporation of the Company          *   3.2

        3.2   By-Laws of the Company                               *   3.4

        4.1   Credit Agreement                                     **  4.1

       10.1   Amended and Restated 1995
             --------------------------
              Equity Incentive Plan                                     xx
             ----------------------

       15.1   Acknowledgment of Independent Certified
              Public Accountants Regarding Independent
              Auditors' Review Report

       27.1   Financial Data Schedule

_______________________________

     * Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732)

    ** Previously filed with SPSS' Quarterly Report on Form 10-Q for the
       Quarterly Period Ended March 31, 1996

    xx Previously filed as Appendix A to the Company's 1996 Proxy Statement, filed on May 16, 1996


       (b) Reports on Form 8-K

           There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 1996

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                         SPSS INC.



DATE: AUGUST 12, 1996                    BY: /S/ JACK NOONAN
                                         -------------------------------------
                                         JACK NOONAN
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE: AUGUST 12, 1996                    BY: /S/ EDWARD HAMBURG
                                         --------------------------------------
                                         EDWARD HAMBURG
                                         SENIOR VICE-PRESIDENT, CORPORATE
                                         OPERATIONS AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX




           Exhibit                                              Page
            Number   Description of Document                   Number
           -------   -----------------------                   ------


              15.1   Acknowledgment of Independent Certified       17
                     Public Accountants Regarding Independent
                     Auditors' Review Report

              27.1   Financial Data Schedule                       18