Form 10-Q
period 1996-09-30
SPSS INC
filed 1996-11-13
CIK 869570

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



                       COMMISSION FILE NUMBER:  33-64732


                                   SPSS INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                            36-2815480
     (STATE OR OTHER JURISDICTION       (IRS EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION OR ORGANIZATION)

                444 N. MICHIGAN AVENUE, CHICAGO, ILLINOIS 60611
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (312)329-2400


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS
FOR THE PAST 90 DAYS.  YES   X    NO
                            ----     ------

     AS OF NOVEMBER 1, 1996, THERE WERE 7,379,858 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.


================================================================================

                                   SPSS INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX


PART I - FINANCIAL INFORMATION                                         PAGE
                                                                       ----
   ITEM 1.   FINANCIAL STATEMENTS

             INDEPENDENT AUDITORS' REVIEW REPORT                          3

             CONSOLIDATED BALANCE SHEETS
             AS OF DECEMBER 31, 1995 AND
             SEPTEMBER 30, 1996 (UNAUDITED)                               4

             CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
             1995 (UNAUDITED) AND 1996 (UNAUDITED)                        5

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
             (UNAUDITED) AND 1996 (UNAUDITED)                             6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

PART II - OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS                                           14

   ITEM 5.   OTHER INFORMATION                                           14

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            15


ITEM 1. FINANCIAL STATEMENTS



                      INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1996 and cash flows for the nine-month periods ended September 30, 1995 and 1996. These consolidated financial statements are the responsibility of SPSS Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the supplemental consolidated balance sheet of SPSS Inc. and subsidiaries as of December 31, 1995, and the related supplemental consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 26, 1996, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                           KPMG PEAT MARWICK LLP

Chicago, Illinois
October 28, 1996

                          SPSS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                  DECEMBER 31,  SEPTEMBER 30,
                                                                                     1995 *        1996
                                                                                  ------------  --------------
                                                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 10,924        $ 12,258
   Accounts receivable, net of allowances                                             12,543          14,526
   Inventories                                                                         1,614           1,355
   Prepaid expenses and other current assets                                           1,469           2,210
                                                                                    --------        --------
                                                                                      26,550          30,349
                                                                                    --------        --------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
   Furniture, fixtures and office equipment                                            3,501           3,786
   Computer equipment and software                                                     8,711          10,528
   Leasehold improvements                                                              1,413           1,562
                                                                                    --------        --------
                                                                                      13,625          15,876
   Less: Accumulated depreciation and amortization                                     9,283          10,478
                                                                                    --------        --------
Net equipment and leasehold improvements                                               4,342           5,398
                                                                                    --------        --------
Capitalized software development costs, net of
 accumulated amortization                                                              6,839           6,798
Goodwill, net of accumulated amortization                                              2,113           1,928
Other assets                                                                           1,999           1,718
                                                                                    --------        --------
                                                                                    $ 41,843        $ 46,191
                                                                                    ========        ========
CURRENT LIABILITIES:
   Accounts payable                                                                 $  2,602        $  2,828
   Accrued royalties                                                                     496             396
   Accrued rent                                                                          921             731
   Other accrued liabilities                                                           8,787           7,497
   Income taxes and value added taxes                                                  2,262           3,499
   Customer advances                                                                     295             164
   Deferred revenues                                                                   6,485           5,980
                                                                                    --------        --------
                                                                                      21,848          21,095
                                                                                    --------        --------
Deferred income taxes                                                                  2,015           2,015
Other non-current liabilities                                                            288              98
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 7,316,230 and 7,362,949 shares issued and
     outstanding in 1995 and 1996, respectively                                           73              74
   Additional paid-in-capital                                                         37,317          37,850
   Cumulative foreign currency translation adjustments                                  (699)         (1,118)
   Accumulated deficit                                                               (18,999)        (13,823)
                                                                                    --------        --------
                                                                                      17,692          22,983
                                                                                    --------        --------
                                                                                    $ 41,843        $ 46,191
                                                                                    ========        ========

* The consolidated balance sheet as of December 31, 1995 has been restated to give retroactive effect to the merger with CLEAR Software, Inc., which is accounted for under the pooling-of-interests method.

         See accompanying notes to consolidated financial statements.

                          SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                           ----------------------  ----------------------
                                                              1995        1996        1995        1996
                                                           ----------  ----------  ----------  ----------
Net revenues:
    Desktop products                                       $  12,224   $  14,451    $  34,784  $  41,730
    Large System products                                      2,782       2,674        7,892      8,141
    Other products and services                                1,187       1,873        4,745      5,003
                                                           ---------   ---------   ----------  ---------
Net revenues                                                  16,193      18,998       47,421     54,874
Cost of revenues                                               1,718       1,840        4,629      5,236
                                                           ---------   ---------   ----------  ---------
Gross profit                                                  14,475      17,158       42,792     49,638
Operating expenses:
    Sales and marketing                                        8,573       9,234       26,025     27,820
    Product development                                        2,464       3,097        6,755      8,557
    General and administrative                                 1,157       1,585        3,522      4,268
                                                           ---------   ---------   ----------  ---------
Operating expenses                                            12,194      13,916       36,302     40,645
                                                           ---------   ---------   ----------  ---------
Operating income                                               2,281       3,242        6,490      8,993
Other income (expense):
    Net interest income (expense)                                 68          83           79        307
    Other income (expense)                                        (1)        (84)         141       (190)
    Merger costs                                                   -        (980)           -       (980)
                                                           ---------   ---------   ----------  ---------
Other income (expense)                                            67        (981)         220       (863)
                                                           ---------   ---------   ----------  ---------
Income before income taxes                                     2,348       2,261        6,710      8,130
Income tax expense                                               788         773        2,206      2,702
                                                           ---------   ---------   ----------  ---------
Net income                                                 $   1,560   $   1,488    $   4,504  $   5,428
                                                           =========   =========   ==========  =========
Net income per share                                       $    0.20   $    0.18    $    0.59  $    0.68
                                                           =========   =========   ==========  =========
Shares used in computing net income per share              7,911,353   8,078,012    7,697,217  8,031,684
                                                           =========   =========   ==========  =========

    The consolidated results of operations for the three months and nine months ended September 30, 1995 and 1996 have been restated to give retroactive effect to the merger with CLEAR Software, Inc., which is accounted for under the pooling-of-interests method.

         See accompanying notes to consolidated financial statements.

                          SPSS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              ---------------------
                                                                               1995          1996
                                                                              -------       -------
Cash flows from operating activities:
  Net income                                                                  $ 4,504       $ 5,428
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                             3,079         3,428
      Changes in assets and liabilities, net of effects of
        the purchase of BMDP Statistical Software, Inc.:
        Accounts receivable                                                      (159)       (1,983)
        Inventories                                                               252           259
        Accounts payable                                                       (1,323)          226
        Accrued royalties                                                        (113)         (100)
        Accrued expenses                                                       (1,267)       (1,236)
        Other                                                                     204        (1,298)
                                                                              -------       -------
Net cash provided by operating activities                                       5,177         4,724
                                                                              -------       -------
Cash flows from investing activities:
  Capital expenditures, net                                                    (1,804)       (2,684)
  Capitalized software development costs                                       (1,799)         (995)
  Net payments for acquisitions                                                   --           (244)
                                                                              -------       -------
Net cash used in investing activities                                          (3,603)       (3,923)
                                                                              -------       -------
Cash flows from financing activities:
  Net repayments under line-of-credit agreement                                (2,868)          --
  Net proceeds from issuance of common stock                                    9,269           345
  Income tax benefit from stock option exercises                                  --            188
  Other                                                                           (19)          --
                                                                              -------       -------
Net cash provided by financing activities                                       6,382           533
                                                                              -------       -------
Net change in cash                                                              7,956         1,334
Cash and cash equivalents at beginning of period                                1,780        10,924
                                                                              -------       -------
Cash and cash equivalents at end of period                                    $ 9,736       $12,258
                                                                              =======       =======
Supplemental disclosures of cash flow information:
  Interest paid                                                               $   128       $    19
  Income taxes paid                                                             2,082         1,280
                                                                              =======       =======
Supplemental disclosures of noncash activity:
  Declaration of Clear dividends                                              $    99       $   --



The consolidated statements of cash flows for the nine months ended
September 30, 1995 and 1996 have been restated to give retroactive effect to the merger with CLEAR Software, Inc., which is accounted for under the pooling-of-interests method.

          See accompanying notes to consolidated financial statements

                           SPSS INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. Because the Company's merger with CLEAR Software, Inc. ("CLEAR") is being treated as a pooling of interests for accounting purposes, all consolidated financial statements for the periods prior to the merger have been restated to include the assets, liabilities and operating results of CLEAR (See "Business Combination" at Note 3).

     These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K filed with the Securities and Exchange Commission.


NOTE 2 - NET INCOME PER SHARE

     Net income per common and common equivalent share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding for each period (8,078,012 shares for the three months ended September 30, 1996, 8,031,684 shares for the nine months ended September 30, 1996, and 7,911,353 and 7,697,217 shares for the comparable periods in 1995). Common equivalent shares consist of the shares issuable upon exercise of stock options (using the treasury stock method).

NOTE 3 - BUSINESS COMBINATION

     On September 26, 1996, SPSS acquired CLEAR, a Massachusetts corporation, for SPSS common stock valued at approximately $4.5 million in a merger accounted for as a pooling of interests. Pursuant to an Agreement and Plan of Merger, dated September 23, 1996, among SPSS, CLEAR and Vadim Yasinovsky, Marina Goldberg, Ella Kroll and six other minority shareholders of CLEAR, a wholly owned subsidiary of SPSS was merged into CLEAR, with CLEAR as the surviving corporation. It is expected that this transaction will qualify as a tax-free reorganization.

     The Company incurred significant costs and expenses in connection with this merger, including professional fees, employees' severance and various other expenses. These costs were expensed in the third quarter of 1996.

     The acquisition of CLEAR was accounted for as a pooling of interests. The following unaudited information reconciles total revenues and net income of SPSS Inc. and subsidiaries as previously reported in the Company's annual report on Form 10-K with the amounts presented in the accompanying unaudited statements of operations for the three months and nine months ended September 30, 1995, as well as the separate results of operations for the three months and nine months ended September 30, 1996, of CLEAR.




                  THREE MONTHS ENDED            NINE MONTHS ENDED
                  SEPTEMBER 30, 1995           SEPTEMBER 30, 1995
              ---------------------------  ---------------------------
                REVENUES     NET INCOME      REVENUES     NET INCOME
              ------------  -------------  ------------  -------------
SPSS Inc.(1)       $15,563         $1,513       $45,349         $4,229
CLEAR                  630             47         2,072            275
              ------------  -------------  ------------  -------------
                   $16,193         $1,560       $47,421         $4,504
              ============  =============  ============  =============




                  THREE MONTHS ENDED               NINE MONTHS ENDED
                  SEPTEMBER 30, 1996              SEPTEMBER 30, 1996
              ---------------------------  ---------------------------
                REVENUES     NET INCOME      REVENUES     NET INCOME
              ------------  -------------  ------------  -------------
CLEAR              $   708         $   34       $ 2,368         $  252
              ============  =============  ============  =============







(1) Represents the historical results of SPSS Inc. and subsidiaries without considering the effect of the pooling of interest of CLEAR.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:


                                                   PERCENTAGE OF NET        PERCENTAGE OF NET
                                                        REVENUES                 REVENUES
                                                 -----------------------  -----------------------
                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                 -----------------------  -----------------------
                                                    1995        1996         1995        1996
                                                 ----------  -----------  ----------  -----------
Statement of Income Data:
Net revenues:
    Desktop products                                    76%         76%          73%         76%
    Large System products                               17%         14%          17%         15%
    Other products and services                          7%         10%          10%          9%
                                                 ---------   ---------    ---------   ---------
Net revenues                                           100%        100%         100%        100%
Cost of revenues                                        11%         10%          10%         10%
                                                 ---------   ---------    ---------   ---------
Gross profit                                            89%         90%          90%         90%
Operating expenses:
    Sales and marketing                                 53%         49%          55%         51%
    Product development                                 15%         16%          14%         15%
    General and administrative                           7%          8%           7%          8%
                                                 ---------   ---------    ---------   ---------
Operating expenses                                      75%         73%          76%         74%
                                                 ---------   ---------    ---------   ---------
Operating income                                        14%         17%          14%         16%
Other income (expense):
    Net interest income (expense)                        1%      --           --              1%
    Other income (expense)                           --          --           --          --
    Merger costs                                     --              5%       --              2%
                                                 ---------   ---------    ---------   ---------
Other income (expense)                                   1%         (5%)      --             (1%)
                                                 ---------   ---------    ---------   ---------
Income before income taxes                              15%         12%          14%         15%
Income tax expense                                       5%          4%           4%          5%
                                                 ---------   ---------    ---------   ---------
Net income                                              10%          8%          10%         10%
                                                 =========   =========    =========   =========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

Net Revenues. Net revenues were $16,193,000 and $18,998,000 for the three months ended September 30, 1995 and 1996, respectively, an increase of 17%. This revenue increase was influenced, in part by the acquisition of BMDP Statistical Software, Inc. ("BMDP"), effective December 29, 1995. Net of BMDP revenue of approximately $559,000, the Company's increase in sales was 14%. Revenues from products designed for desktop computers ("Desktop products") increased by 18% over the corresponding period in 1995, but there was a 4% decrease in revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products"). The increase in revenues from Desktop products reflected a $1,566,000 increase in new revenues from SPSS for Windows. In addition, revenues from annual license renewals of Desktop products resulted in a net increase of $651,000, reflecting an $899,000 increase in annual license renewals of SPSS for Windows. The decrease in revenues from Large System products was primarily due to a decrease in recurring revenues partially offset by new UNIX licenses as a result of the BMDP acquisition. Other products and services revenues increased by 58% due primarily to increases of $543,000 in revenues from training and consulting services and $140,000 in publication sales. Revenues for the third quarter of 1996 were adversely affected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $1,718,000 and $1,840,000 in the three months ended September 30, 1995 and 1996, respectively. Such costs increased due primarily to higher sales levels. As a percentage of net revenues, cost of revenues decreased from 11% to 10%.

Sales and Marketing. Sales and marketing expenses were $8,573,000 and $9,234,000 for the three months ended September 30, 1995 and 1996, respectively, an increase of 8%. This increase was due to the expansion of the domestic and international sales organizations, and salary and commission increases. As a percentage of net revenues, such expenses decreased from 53% to 49%.

Product Development. Product development expenses were $2,464,000 and $3,097,000 (net of capitalized software development costs of $276,000 and $257,000) in the three months ended September 30, 1995 and 1996, respectively, an increase of 26%. In the corresponding periods in 1995 and 1996, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $475,000 and $374,000, respectively. The increase in product development expenses was primarily due to salary and recruiting fee increases, depreciation expense, and other additions to the product development staff. As a percentage of net revenues, product development expenses increased from 15% to 16%.

General and Administrative. General and administrative expenses were $1,157,000 and $1,585,000 in the three months ended September 30, 1995 and 1996, respectively, an increase of 37%. Such expenses increased primarily due to increases in bad debt, employment taxes, and employee insurance expenses. As a percentage of net revenues, general and administrative expenses increased from 7% to 8%.

Net Interest Income. Net interest income was $68,000 and $83,000 for the three months ended September 30, 1995 and 1996, respectively. This variance was primarily due to SPSS' investment of higher cash balances in 1996.

Other Income (Expense). Other income (expense) consists of a foreign currency loss for the three months ended September 30, 1995. Other income (expense) consists primarily of foreign currency losses for the three months ended September 30, 1996.

Merger costs. Charges related to the merger of CLEAR totaled $980,000 and represented professional fees, severance pay, and other related costs.

Provision for Income Taxes. The provision for income taxes was $788,000 and $773,000 for the three months ended September 30, 1995 and 1996, respectively, reflecting an approximate effective tax rate of 34%.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

Net Revenues. Net revenues were $47,421,000 and $54,874,000 in the nine months ended September 30, 1995 and 1996, respectively, an increase of 16%. This increase in revenue was influenced, in part, by the acquisition of BMDP, effective December 29, 1995. Net of BMDP revenue of approximately $1,055,000, the Company's increase in sales was 13%. Revenues from Desktop products increased 20% over the corresponding period in 1995 and revenues from Large System products increased 3%. The increase in revenues from Desktop products reflected $4,491,000 in new revenues from SPSS for Windows. In addition, revenues from annual license renewals of Desktop products resulted in a net increase of $2,390,000, reflecting a $2,945,000 increase in annual license renewals of SPSS for Windows. The increase in revenues from Large System products was primarily due to an increase in revenues from new UNIX licenses as a result of the BMDP acquisition. Other products and services revenues increased 5% primarily due to the increase in training and consulting revenues. This increase was partially offset by the decrease in revenues previously received from publications and student products due to the end payment of guaranteed royalty payments related to the Prentice Hall Agreement in July 1995. Revenues for the first nine months of 1996 were adversely affected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues were $4,629,000 and $5,236,000 for the nine months ended September 30, 1995 and 1996, respectively, an increase of 13%. Such costs increased due to higher sales levels and higher royalty expense paid to third parties. As a percentage of net revenues, such expenses remained constant at 10%.

Sales and Marketing. Sales and marketing expenses were $26,025,000 and $27,820,000 in the nine months ended September 30, 1995 and 1996, respectively, an increase of 7%. This increase was due to expansion of the domestic and international sales organizations, and salary and commission increases. As a percentage of net revenues, such expenses decreased from 55% to 51%.

Product Development. Product development expenses were $6,755,000 and $8,557,000 (net of capitalized software development costs of $1,218,000 and $716,000) for the nine months ended September 30, 1995 and 1996, respectively, an increase of 27%. In the corresponding periods in 1995 and 1996, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,194,000 and $1,067,000, respectively. The increase in product development expenses was primarily due to salary and recruiting fee increases, depreciation expense, and other additions to the product development staff. As a percentage of net revenues, such expenses increased from 14% to 15%.

General and Administrative. General and administrative expenses were $3,522,000 and $4,268,000 in the nine months ended September 30, 1995 and 1996, respectively, an increase of 21%. Such expenses increased primarily due to increases in bad debt expense, employment taxes, employee insurance, and temporary employment and rent expenses. As a percentage of net revenues, general and administrative expenses increased from 7% to 8%.

Net Interest Income. Net interest income was $79,000 and $307,000 for the nine months ended September 30, 1995 and 1996, respectively. This favorable variance can be attributed to the elimination of interest expense related to the line of credit, which was repaid with the net proceeds from the Company's follow-on public offering of common stock, in February 1995.

Other Income (Expense). Other income (expense) was $141,000 and $(190,000) for the nine months ended September 30, 1995 and 1996, respectively. These amounts are comprised primarily of foreign currency gains (losses) in the corresponding nine month periods.

Merger costs. Charges related to the merger of CLEAR totaled $980,000 and represented professional fees, severance pay, and other related costs.

Provision for Income Taxes. Provision for income taxes was $2,206,000 and $2,702,000 in the nine months ended September 30, 1995 and 1996, respectively, reflecting an approximate effective tax rate of 33%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no long-term debt as of September 30, 1996 and held approximately $12,258,000 of cash and cash equivalents. Funds in the first nine months of 1996 were used in operations and for payments related to the Company's acquisition of BMDP. Capital expenditures were also made for furniture, computer equipment and leasehold improvements for newly hired employees and product development.

The Company currently has an available $5,000,000 secured line of credit with Bank of America N.T.S.A. ("B of A"), under which borrowings bear interest at the reference rate (currently 8.25%). As of September 30, 1996, the Company had no borrowings under this line of credit. The credit agreement with B of A requires the Company to comply with certain specified financial ratios and tests, and restricts the Company's ability to, among other things (i) pay dividends or make distributions, (ii) incur additional indebtedness, (iii) create liens on assets, (iv) make investments, (v) engage in mergers, acquisitions or consolidations, (vi) sell assets and (vii) engage in certain transactions with affiliates.

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

INTERNATIONAL OPERATIONS

Significant growth in the Company's international operations continued during the third quarter of 1996. The portion of revenues attributable to international operations was adversely affected by the relationship of the U.S. dollar when compared to other foreign currencies. Consolidated net revenues increased 17% in the three months ended September 30, 1996, when compared to the three months ended September 30, 1995 and 16% for the nine months ended September 30, 1996 when compared to the same period of 1995. Net of the effects of changes in foreign currency rates, the increases would have been approximately 19% and 18%, respectively.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Currently there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 5. OTHER INFORMATION

On October 30, 1996, SPSS entered into an agreement to acquire Jandel Corporation, a California corporation ("Jandel"), for SPSS common stock valued at approximately $9,000,000 (or such lower figure as is obtained by subtracting the amount to be paid to any dissenting shareholders) less the expenses of Jandel in respect of the transaction, in a merger which will be done as a pooling of interests. Pursuant to an Agreement and Plan of Merger, dated October 30, 1996, among SPSS, SPSS Acquisition, Inc., a wholly-owned subsidiary of SPSS ("SPSS Acquisition") and Jandel, SPSS Acquisition will be merged into Jandel, with Jandel as the surviving corporation. Jandel is a privately held producer of software tools for scientists. SPSS will continue to operate the Jandel business from the Jandel offices in San Rafael, California.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are underlined in the following list.)

                                                                    Incorporation
Exhibit                                                              by Reference
 Number  Description of Document                                  (if applicable)
-------  -------------------------------------------------------  ---------------

    2.1   Agreement and Plan of Merger among SPSS, SPSS
          ACSUB, Inc., Clear Software, Inc. and the shareholders
          named therein dated September 23, 1996.                            +2.1

    2.2   Agreement and Plan of Merger among SPSS, SPSS
          Acquisition and Jandel, dated October 30, 1996                    ++2.1

    3.1   Certificate of Incorporation of the Company                     *   3.2

    3.2   By-Laws of the Company                                          *   3.4

    4.1   Credit Agreement                                                **  4.1

   10.1   Amended and Restated 1995
          Equity Incentive Plan                                                xx

   15.1   Acknowledgment of Independent Certified
          Public Accountants Regarding Independent
          Auditors' Review Report

   27.1   Financial Data Schedule

_______________________________


 + Previously filed with SPSS' Report on Form 8-K, dated September 26, 1996, filed October 11, 1996, as amended on Report on Form 8-K/A-1, filed on November 1, 1996

 ++ Previously filed with Form S-4 Registration Statement of SPSS Inc. filed on November 1, 1996.

 * Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732)

 ** Previously filed with SPSS' Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1996
xx Previously filed as Appendix A to the Company's 1996 Proxy Statement, filed on May 16, 1996


     (b) SPSS Inc. filed the following report on Form 8-K during the quarterly period ended September 30, 1996:

            (i) Report on Form 8-K, dated September 26, 1996, filed October 11, 1996, as amended on Report on Form 8-K/A-1, filed on November 1, 1996. The Report on Form 8-K reported that on September 26, 1996, SPSS acquired CLEAR, a Massachusetts corporation, for SPSS common stock valued at approximately $4.5 million in a merger accounted for as a pooling of interests. Pursuant to an Agreement and Plan of Merger, dated September 23, 1996, among SPSS, CLEAR and Vadim Yasinovsky, Marina Goldberg, Ella Kroll and six other minority shareholders of CLEAR, a wholly owned subsidiary of SPSS was merged into CLEAR, with CLEAR as the surviving corporation.
            The Report on Form 8-K and Form 8-K/A-1 was filed under Items 2 and 7 and included financial statements of CLEAR and certain pro forma financial information for SPSS which give effect to the merger applying the pooling of interests method of accounting.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SPSS Inc.




Date:  November 8, 1996           By: /s/ Jack Noonan
                                  -------------------------------------
                                  Jack Noonan
                                  President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.



Date:  November 8, 1996          By: /s/ Edward Hamburg
                                 --------------------------------------
                                 Edward Hamburg
                                 Senior Vice-President, Corporate
                                 Operations and Chief Financial Officer

                                 EXHIBIT INDEX




           Exhibit                                               Page
            Number   Description of Document                   Number
           -------  -----------------------------------------  ------

              15.1   Acknowledgment of Independent Certified
                     Public Accountants Regarding Independent
                     Auditors' Review Report

              27.1   Financial Data Schedule