Form 10-K
period 1996-12-31
SPSS INC
filed 1997-03-31
CIK 869570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996


                        Commission file Number: 33-64732

                                    SPSS Inc.
             (Exact name of registrant as specified in its charter)


         Delaware                                       36-2815480
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                 444 N. Michigan Avenue, Chicago, Illinois 60611
              (Address of principal executive offices and zip code)
        Registrant's telephone number including area code: (312)329-2400
                    Securities registered pursuant to Section
                             12(b) of the Act: None
                             Securities registered
                      pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $26.75 on March 17, 1997, and for the purpose of this calculation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $175 million.

         The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 17, 1997, was 7,729,864.

                                                             SPSS Inc.

                                                         TABLE OF CONTENTS


PART I

Item 1.           Business.......................................................................          3

Item 2.           Properties.....................................................................         18

Item 3.           Legal Proceedings..............................................................         18

Item 4.           Submission of Matters to a Vote of Security Holders............................         18


PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters                   19

Item 6.           Selected Consolidated Financial Data...........................................         20

Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................         21

Item 8.           Financial Statements and Supplementary Data....................................         26

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..........................................         46


PART III

Item 10.          Executive Officers and Directors...............................................         46

Item 11.          Executive Compensation.........................................................         49

Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management...................................................................         53

Item 13.          Certain Relationships and Related Transactions ................................         54


PART IV

Item 14.          Exhibits, Financial Statement Schedule, and Reports
                    on Form 8-K..................................................................         55


                                    SPSS INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     Part I

Item 1.   Business

General

     SPSS Inc. ("the Company") was incorporated in Illinois in 1975 under the name "SPSS, Inc." and was reincorporated in Delaware in May 1993 under the name "SPSS Inc." Unless the context otherwise requires, the terms "SPSS" and the "Company" refer to SPSS Inc., a Delaware corporation, its Illinois predecessor and its subsidiaries. The Company develops, markets and supports an integrated line of statistical software products that enable users to effectively bring marketplace and enterprise data to bear on decision-making. The primary users of the Company's software are managers and data analysts in corporate settings, government agencies and academic institutions. In addition to its widespread use in survey analysis, SPSS software also performs other types of market research, as well as quality improvement analyses, scientific and engineering applications and data reporting. The current generation of SPSS Desktop products (as defined herein) features a windows-based point-and-click graphical user interface, sophisticated statistical procedures, data access and management capabilities, report writing and integrated graphics. The Company's products provide extensive analytical capabilities not found in spreadsheets, database management systems or graphics packages.

     In its 21 years of operation, SPSS has become a widely recognized name in statistical software. The Company plans to leverage its current position to take advantage of the increased demand for software applications that not only provide ready access to the data that organizations collect and store, but also enable users to systematically analyze, interpret and present such information for use in decision-making. Management believes the ease-of-use of the Company's current generation products, combined with the greater processing speed and storage capacity of the latest desktop computers, has substantially expanded the market for SPSS statistical software.

     In summer 1993, the Company completed an initial public offering (the "IPO") of common stock, $.01 par value (the "Common Stock"). The Common Stock is listed on the Nasdaq National Market under the symbol "SPSS". In early 1995, the Company and certain selling stockholders (the "Selling Stockholders") sold 1,865,203 shares of Common Stock in a public offering.

Safe Harbor

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties including, but not limited to, market conditions, competition and other risks indicated in this document, including Exhibit 99.0, and the Company's other filings with the Securities and Exchange Commission that could cause actual results to vary materially from the future results indicated in such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Recent Developments

         On September 26, 1996, SPSS acquired Clear Software, Inc., a Massachusetts corporation ("Clear Software"), for SPSS Common Stock valued at approximately $4.5 million in a merger accounted for as a pooling of interests. Clear Software is a developer and marketer of process management, analysis and documentation software products, including allCLEAR, a software package used primarily for describing complex business processes using flowcharts and other types of diagrams. Clear Software has more than 120,000 users, and its 1996 revenues were approximately $3.2 million. SPSS will continue to operate the Clear Software business from Clear Software offices in Newton, Massachusetts.

         SPSS believes that the acquisition of Clear Software brings important technology to the SPSS family of products, because unlike most flowcharting packages, which are primarily drawing programs, allCLEAR is built on a database that enables users to develop an initial diagram faster, make changes quickly and easily and try different views with a touch of a button. Process diagrams are often important precursors to statistical analysis as well as useful presentation tools for business process re-engineering, quality improvement analysis, process documentation and scientific research. Among the diagrams that can be produced in allCLEAR are presentation-quality flowcharts, process flow diagrams, organizational charts, network diagrams and fishbone diagrams.

         SPSS has been selling Clear Software's software products since September 1995, when it became a value-added reseller of Clear Software's flagship product, allCLEAR III for Windows. The two companies extended that agreement in January 1996 to include CLEAR Process, a process management software tool that gives users the ability to easily work with data, such as cost information, as they explore process re-engineering alternatives. The Company believes that the acquisition of Clear Software will enable SPSS to expand the reach of Clear Software's products with its greater resources and established distribution channels.

         On November 20, 1996, SPSS acquired the outstanding shares of capital stock of Jandel Corporation, a California corporation ("Jandel"), for SPSS Common Stock valued at approximately $9.0 million, in a merger accounted for as a pooling of interests. Jandel is a dominant player in the market for graphical and statistical software products used mainly in scientific applications. Jandel has more than 25,000 users and its 1996 revenues were approximately $7.5 million. SPSS will continue to operate the Jandel business from the Jandel offices in San Rafael, California.

         The Company's acquisition of SYSTAT, Inc., ("SYSTAT") in September 1994 and BMDP Statistical Software, Inc. ("BMDP") in December 1995 was part of its strategy to establish a separate line of software products for scientific research. This strategy enables the Company to direct its SPSS product line towards the growing market for data mining applications and its QI Analyst product line towards real-time quality improvement applications. The Company's acquisition of Jandel is a continuation of this strategy of product differentiation.

         Jandel develops, markets and supports microcomputer software for the analysis and presentation of scientific data. Jandel's products are designed specifically to meet the needs of research scientists and engineers. Jandel's products enable scientists and engineers to collect, analyze and present scientific data. Among the tasks performed by Jandel's products are running statistical tests on research data, automatically taking measurements from photographs, maps and other visual images and analyzing and manipulating that data, determining the mathematical formula that most closely matches graphed data curves, and creating publication-quality graphs and charts for scientific journal articles.

         SPSS believes that the merger with Jandel will offer a number of benefits including, expansion of the SPSS scientific products business to a critical mass; a position of leadership in the market for scientific data analysis products, as Jandel is a leading vendor in this area; a comprehensive set of software offerings to more effectively address a wider range of scientific research applications; and an opportunity to further leverage the Company's worldwide sales channels.

         In January 1997, the Company entered into the Banta Global Turnkey Software Distribution Agreement (the "Banta Agreement"), under which Banta Global Turnkey ("Banta") manufactures, packages, and distributes the Company's software products to the Company's domestic and international customers and certain international subsidiaries. The Banta Agreement has a three-year term and automatically renews thereafter for successive periods of one year. Either party may terminate the Banta Agreement with 180 days' written notice; however, if Banta terminates for convenience or for any other reason (other than for cause), then during the 180-day notice period Banta will assist the Company in finding a new vendor. Either party may terminate the Banta Agreement for cause by written notice only if the other materially breaches its obligations. Such a termination notice for cause must specifically identify the breach (or breaches) upon which it is based and will be effective 180 days after the notice is received by the other party, unless the breach(es) is (are) corrected during the 180 days.

Industry Background

         Statistical analysis is a means of drawing reliable conclusions from numerical information about a given subject. Such systematic analysis of numbers goes back to the seventeenth century, when statistics were used in determining insurance and annuity rates, as well as by political leaders in developing more effective economic policies. The fundamental purposes and power of statistical analysis remains the same today: to help decision makers understand and resolve problems by uncovering the causes underlying events and conditions. The Company believes that demand for statistical and other data analysis capabilities will continue to grow as decision-making becomes more complex and the consequences of decisions more significant. To meet this demand, colleges and universities are training increasing numbers of people in the use of statistics. In addition, more powerful desktop computers have made the means of applying statistics to solve problems more available, usable and affordable.

         The market for statistical software is part of a much larger market for data management, analysis and presentation software. The largest segment of this market is comprised of persons examining data with spreadsheets, graphics packages and the reporting programs provided by database management systems. The widespread use of these tools is due to their effectiveness in answering the what questions of data, such as what is the largest market for a product, or what was the default rate on loans, or what defects occurred in a manufacturing process and at what frequency.

         Another smaller yet sizable and growing segment of this market uses statistical software in addition to these other data analysis tools to answer the why questions of data. These questions most often deal with issues of causality and prediction, such as when a corporation wants to understand their success in a market, or a bank needs to distinguish good and bad credit risks prior to making loans, or a manufacturer seeks to reduce the number of defects in production by identifying the causes proactively. Spreadsheet, graphics and database packages lack the necessary range and depth of analytical functionality to adequately address these types of questions.

         The Company believes that the worldwide demand for statistical software will grow for the following reasons:

     o    Organizations   are  demanding  more  useful   information   from  the
          increasing amount of data being collected, organized and stored;

     o Certain industries, such as manufacturing and healthcare, have a particularly critical and growing need for statistical analysis with their increased focus on quality improvement;

     o The number of people with a working knowledge of statistics continues to grow significantly; and

     o The improved price and performance characteristics of desktop computers, together with the greater ease-of-use of graphical user interfaces, have eliminated many historical barriers to the use of statistical software.

Markets

     SPSS customers come from various industries requiring a wide range of statistical applications. The Company focuses, however, on the following market areas:

     Market and Sales Analysis. Almost all of the top marketing research firms in North America are SPSS customers, and corporations worldwide use SPSS products to help target advertising and direct mail campaigns, test-market new products, identify changing customer characteristics, measure customer satisfaction and assess sales force productivity.

     Government. SPSS software is used in almost every country of the world, at all levels of government and in civilian as well as defense agencies. The Company's products, for example, are used as part of the efforts of the Internal Revenue Service of the United States to modernize their tracking systems, are used by many municipal public safety agencies, have become the standard marketing tools in the recruitment programs of the United States Armed Forces and are employed as a statistical system for many national census programs.

     Scientific Research and Education. SPSS software is used at virtually every major college and university in the world, as well as a large number of government and commercial research centers. In addition, academic administrators use SPSS products to monitor aspects of their operations, such as attrition rates, changes in demographic profile of student populations and the success of fund-raising activities.

     Manufacturing. Driven by rising costs, government regulation and increasingly competitive global markets, more and more manufacturing companies are implementing systems for statistical quality control and improvement. SPSS software is currently used in a variety of manufacturing quality control applications, both in laboratories and on the shop floor.

Statistical Software Products

         SPSS provides an integrated set of software products that enable end-users to perform statistical analysis, including the generation of graphs and reports, on a wide variety of computing platforms. The product line is:

     o   comprehensive in function across computing platforms;

     o   modular, allowing users to purchase only the functionality they need;

     o    tailored  to  desktop  operating  environments,   where  adherence  to
          platform standards directly translates into greater usability of products; and

     o localized for use in France, Germany, Italy, Japan, Taiwan and Spanish-speaking countries.

         While there are some variations according to version and computing platform, the typical SPSS configuration is a Base System and add-on products. This Base System includes the user interface, data connectivity, data editing and statistical procedures, as well as graphing and reporting. Add-on products provide additional functionality specific to a particular type of data analysis, such as facilitating certain types of data entry, providing a wide variety of specialized statistical capabilities and offering additional presentation capabilities. These add-on products are either developed by SPSS or by third parties. See "Business - Reliance on Third Parties."

         The following tables summarize the Company's software products:

SPSS Product Line                   Key Functions and Features

================================================================================
SPSS Base            Statistics: Comprehensive range of descriptive statistics;
(Release 7.5)        frequency counts and percentages; cross tabulations (with
                     tests of significance, chi-square residuals, and measures
                     of association); multiple response tabulations; exploratory data analysis (EDA); analysis of variance; t-tests,
                     correlations; regression; curve fitting; nonparametric
                     tests; statistical distribution functions.
                     Presentation and Graphics:  Drag-and-drop  pivot tables,
                     Report writer;  business charts (pie, bar, line,  etc.),
                     statistical charts (histograms,  scatterplot, box plots,
                     time series plots,  etc.),  quality  improvement  charts
                     (control,  Pareto,  etc.).
                     Data Management:  Spreadsheet data  entry  and  editing;
                     data   transformation   and  management   routines;   data
                     connectivity   (including database  links);  reads files of
                     any size (except under  DOS).  Includes   context-sensitive
                     Help  and  on-line statistical glossary.
--------------------------------------------------------------------------------
 SPSS  Professional  Cluster  analysis,   factor  analysis,   discriminant
 Statistics          analysis, reliability  analysis; multidimensional  scaling,
(Release 7.5)        weighted  and two-stage least squares.
--------------------------------------------------------------------------------
SPSS Advanced        Logistic  and nonlinear  regression,  probit  analysis,
 Statistics          general linear models, loglinear models, survival/life
(Release 7.5)        tables analysis, repeated measures  analysis  of  variance, multivariate  analysis  of  variance,  matrix language and library.
--------------------------------------------------------------------------------
SPSS Categories      Conjoint analysis,  optimal scaling  procedures,
                     correspondence analysis, perceptual mapping.
--------------------------------------------------------------------------------
SPSS Trends          Time series forecasting routines, including ARIMA with Box-
                     Jenkins models, efficient smoothing and seasonality
                     adjustments.
--------------------------------------------------------------------------------
AMOS                 Comprehensive linear structural models, with fit causal
                     paths.
--------------------------------------------------------------------------------
SPSS  Tables         High-quality,   complex  stub-and-banner  tables.  Easily
                     handles multiple response items.
--------------------------------------------------------------------------------
DBMS/COPY  Plus      Transparently  converts data  for  use  between  databases, spreadsheets and statistics packages.
--------------------------------------------------------------------------------
SPSS Data Entry II   Customized  forms enabling the entry and labeling of data
                     for use with SPSS software. Available only on DOS.
--------------------------------------------------------------------------------
SPSS Exact Tests     Gives correct p-values, regardless of data structure.
--------------------------------------------------------------------------------
SPSS Missing         Searches for relationships between the missing values in
  Value Analysis     data and other variables, estimates what the values would
                     be, estimates the mean, covariance matrix and correlation
                     matrix via regression.
===============================================================================

     SPSS Release 7.5  currently  operates only in the Windows 95 and Windows NT
3.51 environments. SPSS Release 6.1 is currently available for Macintosh and selected UNIX and all character-based DOS platforms.

 Scientific Product Line                      Key Functions and Features
================================================================================
SYSTAT Base          Statistics: Comprehensive range of descriptive statistics;
(Release 6.0)        cross tabulations; Multivariate general linear models;
                     analysis of variance and covariance; discriminant analysis;
                     canonical correlation; factor analysis; multi-dimensional scaling; cluster analysis, time series analysis; non-linear estimation

                     Presentation and Graphics: Business charts (pie, bar, line, etc.), comprehensive set of statistical charts (histograms, scatterplot, box plots, math function plots, fourier plots, contour plots 3-D data and function plots, etc.), maps and geographic projections; overlaid and multiple plots per page.

                     Data  Management:  Spreadsheet  data entry and  editing;
                     data transformation and management routines; data import
                     and export of certain  file types;  macro-processor  and
                     programming  language.  Includes  comprehensive  on-line
                     Help system.
--------------------------------------------------------------------------------
SYSTAT Testat        Summary statistics, reliability coefficients, standard
                     errors of measures for selected score intervals, and item
                     analysis statistics for examining results from achievement tests, psychological tests, etc.
--------------------------------------------------------------------------------
SYSTAT Logit         Binary,  multinomial,  and conditional logistic  regression with maximum likelihood estimation.
--------------------------------------------------------------------------------
SYSTAT  Survival     Extensive set of methods for survival, reliability, and
                     life table analysis.
--------------------------------------------------------------------------------
SYSTAT Design        Estimates  sample sizes  required to obtain  desired
                     statistical confidence levels.
--------------------------------------------------------------------------------
Sigma Plot           SigmaPlot automatically produces publication-quality  plots and  graphs  from  numerical data.  It is used  to  produce
                     charts  and  graphs  for publication,    poster    session
                     charts, overhead transparencies and distribution materials.
                     SigmaPlot is very flexible and  customizable and includes
                     many features designed to meet the   particular   needs  of
                     research scientists and engineers. In addition, SigmaPlot
                     can test the fit of an equation to a graph of research data
                     - an important tool of data analysis.
--------------------------------------------------------------------------------
SigmaScan Pro        SigmaScan Pro is among the most highly integrated image
                     analysis programs available.  It offers all the features
                     of SigmaScan, plus automated image processing, analysis
                     and advanced counting features.  It will analyze color
                     and gray scale images from video, disk or scanned images.
                     Image enhancement with gray filters, image splicing, image math, binary filters and other image processing
                     techniques are provided.
--------------------------------------------------------------------------------
SigmaStat            SigmaStat provides automated guidance for statistical
                     analysis of research data.  SigmaStat recommends the
                     best statistical test to use, checks to see if the
                     assumptions required for a particular test have been
                     met, runs the appropriate test and prepares an
                     explanation of the results.
--------------------------------------------------------------------------------
TableCurve 2D        The purpose of charts and graphs is to illustrate the
 and TableCurve      relationship of two or more variables. If a mathematical
 3D                  formula containing the variable describes the same curve
                     as the curve  produced by graphing the  experimental
                     data,  then the  formula  expresses  the  relationship
                     of the variables.  TableCurve 2D  automatically  fits
                     and ranks over 3,600  equations to a curve, enabling the
                     scientist to quickly determine which equation best fits
                     the data.  TableCurve 3D fits three dimensional  curved
                     surfaces,  evaluating the surface  against over 450
                     million equations.
--------------------------------------------------------------------------------
PeakFit              Spectroscopy, chromatography and electrophoresis are
                     based upon finding and evaluation the pattern of peaks
                     in test results.  Separate peaks may be hidden because
                     data from two or more peaks may be superimposed on each
                     other.  PeakFit uses sophisticated nonlinear curve
                     fitting techniques to detect, quantify and analyze
                     hidden peaks in research results.
--------------------------------------------------------------------------------
SigmaGel             Using SigmaGel the scientist can perform quantitative
                     electrophoretic gel analysis in the lane, spot or
                     molecular weight measurement modes.  Data is collected
                     and stored in the SigmaGel spreadsheet.
================================================================================

 Quality Process
   Management
  Product Line                  Key Functions and Features
================================================================================
QI Analyst           Comprehensive set of SPC statistics, 21 quality
Version 3.0          improvement charts and reporting.  Available only on
                     Windows.
--------------------------------------------------------------------------------
Gage R&R             Implementation and systematic testing of measurement
                     instruments.  Available only on Windows.
--------------------------------------------------------------------------------
allCLEAR             Flowcharting program:  creates diagrams for causes and
                     effects, process flow, network and deployment; builds
                     decision trees, organizational charts and procedural
                     charts.
--------------------------------------------------------------------------------
CLEAR Process        Process management tool for graphing and analyzing
                     business and manufacturing process.  Creates flowcharts,
                     simulates process flows, identifies critical and optimal
                     paths, performs what-if analysis, and creates
                     presentation graphics.
--------------------------------------------------------------------------------
CLEAR OrgCharts      Creates  organizational  charts from text automatically.
                     Also creates tournament grids, family trees and other
                     tree diagrams.
================================================================================

 Other Products              Key Functions and Features
================================================================================
Neural  Connection   Neural  network-based  product with features for
                     prediction, classification, time series analyst and data
                     segmentation.
--------------------------------------------------------------------------------
SPSS Diamond         Explores complex relationships in multivariate data;
                     animated 3-D scatter plots; Parametric Snake plots;
                     quadwise plot for viewing relationships between four
                     variables; Ice, for simultaneously displaying up to nine
                     dimensions of data.
--------------------------------------------------------------------------------
MapInfo              Display data geographically, from world to street
                     levels.
--------------------------------------------------------------------------------
SPSS CHAID           Segmentation analysis, highly efficient analysis of
                     tabulations.  Available only on Windows and DOS.
--------------------------------------------------------------------------------
Teleform             Automated forms creation, distribution, and data entry
                     using fax or scanner.  Available only on Windows.
--------------------------------------------------------------------------------
Remark Office OMR    Automated forms data collection using a scanner or fax
                     modem. Works with forms created in any software package.
                     Available on Windows.
================================================================================

         The Company's statistical software products have received numerous favorable reviews from trade and other publications. SPSS and SYSTAT software fares well in comparative assessments against competitors' products. SPSS offers its flagship product, SPSS for Windows, in eight languages: English, German, French, Italian, Spanish, Japanese, Catalan and Traditional Chinese. In December 1996, the Company introduced SPSS for Windows 7.5 offering significant enhancements in usability and the display of results. The SYSTAT update was released in the third quarter of 1996.

         The Company's licensing and pricing alternatives vary widely depending upon the product, platform and quantities licensed. List prices for perpetual single-user licenses of products designed for desktop computers ("Desktop products") in North America are approximately $695 for the SPSS Base System and range from $295 to $1,495 for each add-on product. Multi-user network and site licenses typically require annual payments. List prices of annual licenses designed for mainframes, minicomputers, and UNIX workstations ("Large System products") range from $4,500 to $15,000, while perpetual licenses for Large Systems products run from $9,000 to over $30,000. Pricing of SPSS licenses outside of North America is typically higher than domestic prices, and licenses outside of North America are more often annual licenses. In addition to standard maintenance contracts for Large Systems products, for an annual fee SPSS offers an optional service plan to users of Desktop products that includes a toll-free number, free upgrades and discounts on certain products and services.

         The CLEAR products have also received many favorable reviews and industry awards. Clear Software's licensing and pricing alternatives vary by product and quantity sold. allCLEAR accounts for most of the CLEAR products revenue, followed by CLEAR Process and CLEAR OrgCharts. allCLEAR has a single user license with a list price of $299 with discounts for volume purchases. Network licenses are available for 5 to 50 users for a one-time fee of $995 to $7,549. For all licenses, there are discounts for resellers and for government and academic purchasers. CLEAR Process has a single user license price of $495 and network licenses range from $1,975 to $13,529 with discounts for resellers, distribution, government, academic, and volume purchases. CLEAR OrgCharts is sold primarily through retail and OEM channels. The suggested list price is $99 for a single user version; there is no network license available. The Clear Software products are sold through distribution companies, Ingram Micro and Micro Central. Distribution companies buy at a significant discount for sale to bona fide resellers. Approximately 40% of Clear Software's business comes through distribution companies, corporate resellers, catalog and retail channels. Clear Software offered, for an additional fee, technical support beyond the initial 60 days of free support and upgrades.

     Clear Software had 20 distributors in markets outside the United States. These distributors accounted for only about 5% of Clear Software's revenue. They purchased products from Clear Software at a discount off the U.S. price list. Two local language versions of allCLEAR are currently available, Czech and Japanese. Several other local language versions are under development. See "Recent Developments."

         The Jandel products have been added to the other SPSS Science Products, SYSTAT and BMDP, to form a comprehensive scientific line. The scientific software's licensing and pricing alternatives vary by product and quantity sold. SigmaPlot, SigmaStat, TableCurve, PeakFit, and SigmaGel have a single user license with a list price of $495, with discounts for volume purchases. Network licenses are available for 2 to 100 users for a one-time fee of $892-$28,700. For all licenses, there are discounts for resellers and for governmental and academic purchasers. SigmaScan has a single user price of $995 and network licenses range from $1,792 to $57,700 with discounts for resellers, distribution, government, academic, and volume purchases. Pricing of these products outside of North America is typically higher than domestic prices. All these products are Windows platform.

         Jandel's principal customers are research scientists and engineers from nearly all disciplines. Accordingly, Jandel markets directly to scientists and engineers, principally through advertising in scientific and engineering journals and by direct mail to Jandel's own database of research scientists and engineers and to lists of prospective customers obtained from third parties. Jandel also distributes its products through a limited number of specialty distributors and software retailers. Jandel distributes its products in Europe through its wholly-owned subsidiary, Jandel Scientific GmbH. At present, approximately 66% of the Company's sales are in North America, 29% in Europe, and 5% in the Asia-Pacific area. See "Recent Developments."

     Desktop products licensed for use by SPSS in certain countries outside of North America are secured with an external hardware device that is required for operation. The Company's Large Systems products, as well as multi-user versions on UNIX platforms, have for many years been secured with internal codes that enable product operation when annual licenses are renewed and license fee payments have been received.

Publications and Student Software

         SPSS authors and regularly updates a number of publications that include user manuals and instructional texts. The Company also develops student versions of its Windows and Macintosh products which are subsets of the SPSS Base System and SYSTAT products, designed for classroom use with SPSS textbooks or with other statistics instructional materials. Since February 1993, most SPSS publications and student software have been distributed by the College Division of Prentice Hall under the terms of an exclusive, worldwide agreement. See "Business- Prentice Hall Agreement."

Training and Consulting

         The Company offers a comprehensive training program with courses covering product operations, statistical concepts and particular statistical applications. These courses are regularly scheduled in cities around the world. Organizations may also contract for on-site SPSS training tailored to their specific requirements. SPSS offers consulting and customization services, where an engagement may range from assisting a client in generating a single report to performing a complex data analysis project to tailoring SPSS software for a particular application.

Sales and Marketing

         SPSS sells its products primarily through a well-developed, worldwide telesales and direct response organization. Advertising, direct mail and customer references have proven the most effective method of generating new sales and sales leads. The Company's order-taking group processes orders or directs leads to sales representatives. Sales representatives work closely with technical sales personnel throughout the sales process. Although varying widely, sales of SPSS Desktop products are typically completed within 30 days and average about $1,400.

         The Company's database of existing customers provides an effective means of selling add-on products, upgrades, and training or consulting services. Customers regularly receive direct mail from the Company on products and services. For large sales opportunities, SPSS sales representatives and technical sales personnel personally visit prospects to make presentations, to give product demonstrations and to provide pre-sales consulting. The Company also maintains an office in the Washington, D.C. area focused on sales to the United States Government. The SPSS international sales operation consists of eleven sales offices, in Europe and the Pacific Rim, as well as over 60 licensed distributors. Overall, the Company is represented in over 50 countries. Transactions are customarily made in local currencies.

         SPSS publications and SPSS student versions are published by Prentice Hall and sold by more than 300 Prentice Hall sales representatives working directly with faculty on college campuses worldwide. The arrangement also permits Prentice Hall to bundle its various textbooks on statistics, market research and quality improvement with SPSS student versions.

         Current users of the Company's products comprise a significant source of new sales leads. Also important are the expert reviews of SPSS software in trade and market-specific publications. The Company's marketing communications program includes exhibiting at trade shows, participating in professional association meetings, sponsoring seminars for prospects and customers, publishing its customer magazine and conducting user group meetings.

Customer Service and Technical Support

         The Company provides extensive customer service and technical support by telephone, fax, mail and the world wide web, each of which promote customer satisfaction and obtain feedback on new products and beta releases. Technical support services provided to all licensees include assistance in product installation and product operation, as well as limited consulting in the selection of statistical methods and interpretation of results. Additional technical support services are available on a fee basis.

Product Development

         The Company plans to continue expanding its product offerings through internal development of new software products and enhancements, acquiring products, technologies and businesses complementary to the Company's existing product line, and forming partnerships with value-added resellers or other third parties serving selected markets.

         The Company's team of specialists in user interface design, software engineering, quality improvement, product documentation and statistics is responsible for maintaining and enhancing the quality, usability and statistical accuracy of all SPSS software. The product development organization is also responsible for authoring and updating all user documentation and other publications. In addition, the Company maintains ongoing relationships with third-party software developers and publishers such as Autodesk Software (graphics technology), XVT Software (interface technology), and WIPRO Systems (India).

         Most statistical algorithms used by the Company in its products are published for the convenience of its customers. SPSS employs full-time statisticians who regularly evaluate new algorithms and statistical techniques for inclusion in the Company's products. SPSS also employs statistically-trained professionals in its documentation, quality assurance, software design and software engineering groups.

         The Company intends to continue to invest in product development. In particular, the Company's 1997 development plan includes updates to SPSS for Windows, updates to its SYSTAT, QI Analyst, SigmaPlot, and allCLEAR new add-on products, and new products for data mining and survey research applications.

         In the past, the Company has experienced delays in the introduction of new products and product enhancements, primarily due to difficulties with particular operating environments and problems with software provided by third parties. These delays have varied depending upon the size and scope of the project and the nature of the problems encountered. From time to time the Company discovers "bugs" in its products which are resolved through maintenance releases or periodic updates depending on the seriousness of the defect.

         The SPSS product development staff currently includes approximately 117 professionals organized into groups for software design, statistical development, software engineering, documentation, quality assurance and computing services. In 1994, 1995 and 1996, the Company's expenditures for product development, including capitalized software, were approximately $10.8, $12.5 and $14.1 million, respectively.

         The Company also uses independent contractors in its product development efforts. Sometimes the Company uses such contractors to obtain technical knowledge and capability that it lacks internally. For example, contractors are engaged to perform conversions of SPSS products to computing platforms with which the Company is unfamiliar or which are too costly to acquire for development purposes. SPSS has also outsourced maintenance, conversion and new programming for certain products to enable its internal development staff to focus exclusively on products which are of greater strategic significance. The Company sometimes uses independent contractors to augment its development capacity at a lower cost.

Manufacturing and Order Fulfillment

         To assure speed and efficiency in the manufacturing, order fulfillment and delivery of its products, SPSS entered into the IBM Software Distribution Agreement in February 1993. Since April 1993, all diskette and CD-ROM duplication, documentation printing, packaging, warehousing, fulfillment and shipping of SPSS products in the Western Hemisphere has been performed for the Company by IBM. The Company is in the process of expanding the use of these services worldwide. SPSS believes that, because of the sizable capacity of the IBM distribution centers and their around-the-clock operation, the Company can easily adapt to peak period demand, quickly manufacture new products for distribution and effectively respond to anticipated sales volumes. In January 1997, the IBM Software Distribution Agreement was replaced with a similar agreement with Banta Global Turnkey. The Company believes that Banta will provide the same level of performance as IBM provided.

Competition

         The market for statistical software is both highly competitive and fragmented. SPSS is among the largest companies in the statistical software market, and, based upon sales and comparative assessments in trade publications, the Company believes that it competes effectively against its competitors, particularly on desktop computing platforms. The Company considers its primary worldwide competitor to be the larger and better-financed SAS Institute ("SAS"), although the Company believes that SAS's revenues are derived principally from products for purposes other than statistical analysis and operate on large systems platforms. StatSoft Inc., developers of the Statistica product ("Statistica"), Manugistics Group, Inc., distributors of the Statgraphics Plus product ("Statgraphics"), and Minitab, Inc. ("Minitab") are also competitors, although their annual revenues from these statistical products are believed to be considerably less than the revenues of SPSS. In addition to competition from other statistical software companies, SPSS also faces competition from providers of software for specific statistical applications.

         The Company competes primarily on the basis of the usability, functionality, performance, reliability and connectivity of its software products. The significance of each of these factors varies depending upon the anticipated use of the software and the statistical training and expertise of the customer. To a lesser extent, the Company competes on the basis of price. SPSS maintains pricing and licensing policies to meet market demand. The Company believes it is able to compete successfully, especially with its Desktop products, as a result of the graphical user interface, comprehensive analytical capabilities, efficient performance characteristics, local language versions, consistent quality and connectivity features of its software products, as well as its worldwide distribution capabilities and widely recognized name.

         In the future, SPSS may face competition from new entrants into the statistical software market. The Company could also experience competition from companies in other sectors of the broader market for data management, analysis and presentation software, such as providers of spreadsheets, database management systems, report writers and executive information systems, who could add enhanced statistical functionality to their existing products. Some of these potential competitors have significantly more capital resources, marketing experience and research and development capabilities than SPSS. Competitive pressures from the introduction of new products by these companies or other companies could have a material adverse effect on the Company.

Intellectual Property

         The Company attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyrights and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. The Company licenses its software only in the form of executable code, with contractual restrictions on copying, disclosures and transferability. Except for licenses of its products to users of Large System products and annual licenses of its Desktop products, the Company licenses its products to end-users by use of a "shrink-wrap" license, as is customary in the industry. It is uncertain whether such license agreements are legally enforceable. The source code for all of the Company's products is protected as a trade secret and as unpublished copyrighted work. In addition, the Company has entered into confidentiality and nondisclosure agreements with its key employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as a trade secret. The Company has no patents, and judicial enforcement of copyright laws and trade secrets may be uncertain, particularly outside of North America. Registrations of selected Jandel trademarks in Germany have been withdrawn based on an opposition by a company with registration for "Sigma" for electronic registers. The Company believes it will be able to use its "Sigma" trademarks on products in Germany. Preventing unauthorized use of computer software is difficult, and software piracy is expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets.

         The Company uses a variety of trademarks with its products. Management believes there are currently fifteen trademarks in use which are material to the Company's business: (i) SPSS; (ii) SPSS/PC+; (iii) Categories; (iv) Neural Connection; (v) QI Analyst; (vi) SPSS Real Stats. Real Easy.; (vii) SYSTAT;
(viii) BMDP; (ix) Jandel Scientific; (x) SigmaPlot; (xi) SigmaStat; (xii) SigmaScan; (xiii) SigmaGel; (xiv) Jandel; and (xv) CLEAR. SPSS is a registered trademark used in connection with virtually all of the Company's products, other than DOS-based products. SPSS/PC+ is an unregistered trademark used in connection with the Company's DOS-based products. SPSS Categories is a registered trademark used with the Company's correspondence analysis products on all platforms. Neural Connection is a registered trademark being used with the Company's neural network-based product. QI Analyst is the subject of a pending application for registration and is being used with the Company's new statistical process control software for Windows. SPSS Real Stats. Real Easy. is an unregistered trademark used in connection with SPSS products generally. SYSTAT is a registered trademark used in connection with the Company's SYSTAT products on all platforms. BMDP is a trademark used in connection with the Company's BMDP products on all platforms. Jandel Scientific is a registered trademark used in connection with the Company's recently acquired Jandel products on all platforms. Jandel is an unregistered trademark used in connection with the Company's recently acquired Jandel products on all platforms. SigmaPlot is a registered trademark used in connection with the Company's recently acquired Jandel products on all platforms. SigmaStat is a registered trademark used in connection with the Company's recently acquired Jandel products on all platforms. SigmaScan is a registered trademark used in connection with the Company's recently acquired Jandel products on all platforms. SigmaGel is a registered trademark used in connection with the Company' s recently acquired Jandel Corporation products on all platforms. CLEAR is a registered trademark used in connection with the Company's recently acquired CLEAR products on all platforms. Many of the Company's other trademarks include one of the trademarks described herein. The Company has registered certain of its trademarks in the United States and certain of its trademarks in a number of other countries, including the Benelux countries, France, Germany, the United Kingdom, Japan, Singapore and Spain. Registration of a trademark confers a number of advantages over reliance on common law rights. Registration of a trademark generally constitutes prima facie evidence of the validity of the mark and the registrant's ownership of and exclusive right to use the mark and, in some jurisdictions, constitutes constructive notice of ownership sufficient to eliminate any defense of good faith adoption or use after the date of registration.

         Due to the rapid pace of technological change in the software industry, the Company believes that patent, trade secret and copyright protection are less significant to its competitive position than factors such as the knowledge, ability and experience of the Company's personnel, new product development, frequent product enhancements, name recognition and ongoing reliable product maintenance and support.

         The Company believes that its products and trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Reliance on Third Parties

         The Company has entered into a perpetual nonexclusive license agreement (the "HOOPS Agreement") with Autodesk Inc. ("Autodesk") that permits the Company to incorporate a graphics software program known as the HOOPS Graphics System into the Company's products. Under the terms of the HOOPS Agreement, the Company is currently required to pay royalties to Autodesk based on the amount of revenues received by the Company from products which incorporate the HOOPS Graphics

System. The Company may terminate the HOOPS Agreement at any time. Autodesk may terminate the HOOPS Agreement on the occurrence of a material, uncured breach of the HOOPS Agreement by SPSS.

         The Company also licenses certain other software programs from third-party developers and incorporates them into the Company's products. Many of these are exclusive worldwide licenses which terminate upon varying dates. The Company believes that it will be able to renew non-perpetual licenses or that it will be able to obtain substitute products if needed.

         The Company currently has contracts with companies based in India and other foreign countries, which provide software development and engineering services. These companies are providing such services for the development of new components of the graphical user interface used in the Company's products and for porting the Company's product to certain UNIX/Motif platforms. The Company may increase the amount of software development and engineering work performed by third-party contractors in India, or elsewhere, in the future.

IBM Software Distribution Agreement

         In February 1993, the Company entered into the IBM Software Distribution Agreement (the "IBM Agreement"), under which IBM manufactures and packages the Company's software products and distributes the Company's software products to the Company's domestic and international customers and certain international subsidiaries. The IBM Agreement has a five-year term, and the Company may terminate it upon 90 days' written notice. IBM may terminate the IBM Agreement only for cause, also upon 90 days' written notice. If IBM discontinues its software manufacturing and distribution business during the term of the IBM Agreement, IBM may, at its option, find a suitable replacement vendor for the Company, or pay the Company liquidated damages. If IBM materially breaches the IBM Agreement, it is required to reimburse the Company for certain amounts reasonably incurred by the Company to cure customer satisfaction problems caused by the breach and to re-establish the Company's software manufacturing and distribution capabilities. In January 1997, the Company replaced the IBM Agreement with a similar agreement with Banta Global Turnkey. See "Recent Developments" for further discussion of the new agreement.

Prentice Hall Agreement

         The Company entered into the Prentice Hall Agreement (the "Agreement") in February 1993. Under this Agreement, the Company granted to Prentice Hall the exclusive, worldwide right to publish and distribute all SPSS publications, including student versions of SPSS for DOS and Windows. The Company received advance royalty payments in the amount of $4 million, payable as follows: (i) $1.6 million was paid upon execution of the Agreement, (ii) $1.6 million was paid in January 1994, and (iii) $800,000 was paid in February 1995. The Agreement also provides for reductions in advance royalties if operational versions of the student software are not delivered to Prentice Hall by specified dates, and for additional advance royalties for new types of student software developed by the Company. The Agreement has an initial five-year term which ends in 1998, with an option to renew for an additional five years under certain conditions.

Computer Software Development Company

         In 1981, the Company entered into a software development agreement with the Computer Software Development Company ("CSDC") to obtain funding of approximately $2 million for development of software including two Large Systems products, SPSS Graphics and SPSS Tables, and one Desktop product, SPSS/PC+ Tables. The Company entered into two software purchase agreements with CSDC, under which the Company is required to pay CSDC royalties through the year 2001 based on a percentage of "net revenues" (as defined in the agreements) from Large Systems software products developed with CSDC funds. Under these agreements, the Company incurred to CSDC royalties of approximately $260,000, $274,000 and $255,000 in 1994, 1995 and 1996, respectively. Norman Nie, the Chairman of the Board of the Company, is a limited partner of CSDC.

Seasonality

         The Company's quarterly operating results fluctuate due to several factors, including the number and timing of product updates and new product introductions, delays in product development and introduction, purchasing schedules of its customers, changes in foreign currency exchange rates, product and market development expenditures, the timing of product shipments, changes in product mix, timing and cost of acquisitions and general economic conditions. Because the Company's expense levels are to a large extent based on its forecasts of future revenues, operating results may be adversely affected if such revenues fall below expectations. Accordingly, the Company believes that quarter-to-quarter comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. The Company has historically operated with very little backlog because its products are generally shipped as orders are received. As a result, revenues in any quarter are dependent on orders shipped and licenses renewed in that quarter. The Company has experienced a seasonal pattern in its operating results with the fourth quarter typically having the highest operating income. For example, excluding acquisition and other nonrecurring charges, the percentage of the Company's operating income realized in the fourth quarter was 41% in 1994, 41% in 1995, and 39% in 1996. In addition, the timing and amount of the Company's revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter uncertain. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based primarily on revenue forecasts. More specifically, in the fourth quarter, the variable profit margins on modest increases in sales volume at the end of the quarter are significant. Should the Company fail to achieve such fourth quarter revenue increases, net income for the fourth quarter and the full year could be materially reduced. Generally, if revenues do not meet the Company's expectations in any given quarter, operating results will be adversely affected. Although the Company has been profitable in each of the eight quarters up to and including the quarter ending June 30, 1994, the Company experienced a net loss of $331,000 in the third quarter of 1994 due to a one-time write-off of $1,928,000 for acquired and in-process technology and other acquisition-related charges recorded in connection with the Company's acquisition of SYSTAT. However, the Company has been profitable in the nine quarters ending December 31, 1994 through December 31, 1996. There can be no assurance that profitability on a quarterly or annual basis can be achieved or sustained in the future.

Employees

         The Company has approximately 535 employees (approximately 344 domestically and approximately 191 internationally), including approximately 324 in sales and marketing, approximately 117 in product development and approximately 94 in general and administrative. The Company believes it has generally good relationships with its employees. None of its employees are members of labor unions.

Financial Information About Foreign and Domestic Operations and Export Sales

         The following table sets forth financial information about foreign and domestic operations. Such information may not necessarily be indicative of trends for future periods.

                                                                  Year ended December 31,
                                                -----------------------------------------------------------
                                                      1994                 1995                 1996
                                                -----------------   ------------------   ------------------
          Sales to unaffiliated customers:
              United States                    $      34,201,000    $      36,851,000    $      41,574,000
              Europe & India                          21,124,000           26,158,000           28,720,000
              Pacific Rim                              7,269,000           10,785,000           13,695,000
                                                -----------------   ------------------   ------------------
                  Total                        $      62,594,000    $      73,794,000    $      83,989,000
                                                =================   ==================   ==================

          Sales or transfers between geographic areas:
              United States                    $      12,080,000    $      15,003,000    $      16,914,000
              Europe & India                         (9,082,000)         (10,931,000)         (11,772,000)
              Pacific Rim                            (2,998,000)          (4,072,000)          (5,142,000)
                                                -----------------   ------------------   ------------------
                  Total                        $        --          $       --           $       --
                                                =================   ==================   ==================

          Operating income
              United States                    $       6,072,000    $       4,687,000    $       6,409,000
              Europe & India                             380,000              604,000            1,642,000
              Pacific Rim                                 53,000            1,245,000            2,460,000
                                                -----------------   ------------------   ------------------
                  Total                        $       6,505,000    $       6,536,000    $      10,511,000
                                                =================   ==================   ==================



                                                                           As of December 31,
                                                      1994                 1995                 1996
                                                -----------------   ------------------   ------------------
          Identifiable assets:
              United States                    $      24,225,000    $      33,471,000    $      36,214,000
              Europe & India                           7,010,000            8,083,000           11,018,000
              Pacific Rim                              3,082,000            2,463,000            4,803,000
                                                -----------------   ------------------   ------------------
                  Total                        $      34,317,000    $      44,017,000    $      52,035,000
                                                =================   ==================   ==================



         The Company's revenues from operations outside of North America accounted for approximately 45%, 50% and 50% of the Company's revenues in 1994, 1995 and 1996, respectively. The Company expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company further "localizes" the SPSS product line by translating its products into additional languages. International operations are subject to various risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burdens of complying with a wide variety of foreign laws and regulatory requirements. The Company also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded intellectual property in some foreign jurisdictions. As the Company expands its international operations, the risks described above could increase and, in any event, could have a material adverse effect on the Company. See "Business - Sales and Marketing," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, International Subsidiaries, of the "Notes to Consolidated Financial Statements."

Item 2.   Properties

     The Company's principal administrative, marketing, training and product development and support facilities are located in Chicago, Illinois and consist of an aggregate of approximately 64,000 square feet, subject to leases terminating in October 1998. The aggregate annual gross rental payments on these leases were approximately $1,789,000.

     In addition, the Company leases sales office space in California, Massachusetts, Virginia, The Netherlands, The United Kingdom, Germany, Sweden, France, Singapore, Australia, Japan, and India. During 1996, the United Kingdom offices were moved to larger facilities within the United Kingdom.

     Apart from its offices in Australia, France and Japan, which the Company plans to move to larger facilities in 1997, SPSS believes its facilities are adequate for its present needs.


Item 3.   Legal Proceedings

         Currently there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is the subject.


Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders.

                                                      Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          The Company's Common Stock is traded on the over-the-counter market on the Nasdaq National Market under the symbol "SPSS." The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock.

 Year ended December 31, 1995
--------------------------------------------

 First Quarter                                 13  1/2             11  3/8
 Second Quarter                                15  3/4             12  1/4
 Third Quarter                                 17  1/4             14  5/8
 Fourth Quarter                                19  5/8             16  5/8
 Year ended December 31, 1996
--------------------------------------------
 First Quarter                                 19                  14
 Second Quarter                                26  1/8             18  1/4
 Third Quarter                                 28  5/8             17  5/8
 Fourth Quarter                                31  1/8             26  1/4
 Year ended December 31, 1997
--------------------------------------------
 First Quarter  (through March 17, 1997)       32  7/8             25




As of March 17, 1997, there were 283 holders of record of the Company's Common Stock.

         SPSS has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to fund future ongoing operations and future capital requirements of its businesses and therefore, does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

         On September 26, 1996, SPSS acquired Clear Software, a Massachusetts corporation, for SPSS Common Stock valued at approximately $4.5 million in a merger accounted for as a pooling of interests. Pursuant to an Agreement and Plan of Merger, dated September 23, 1996, among SPSS, Clear Software and the shareholders of Clear Software, a wholly owned subsidiary of SPSS was merged into Clear Software, with Clear Software as the surviving corporation. The sale of stock to the Clear Software shareholders was exempt from registration pursuant to Section 4(2) of the Securities Act because the sale did not involve a public offering of stock. A Registration Statement on Form S-3 was subsequently filed and became effective on February 17, 1997.

Item 6.   Selected Consolidated Financial Data

         The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1996 are derived from the Consolidated Financial Statements of the Company, which Consolidated Financial Statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Financial Statements as of December 31, 1995 and 1996, and for each of the years in the three-year period ended December 31, 1996, and the report thereon of KPMG Peat Marwick LLP, are included elsewhere in this Form 10-K.

                                               --------------------------------------------------------------------------------
                                                      1992           1993           1994             1995            1996
                                                  -------------  ------------  ---------------  --------------- ---------------
                                                           (in thousands, except net earnings(loss) per share data)

         Net revenues:
           Desktop products (1)                        $28,071       $35,536          $45,942          $56,866         $66,267
           Large System products (1)                    13,911        11,785           10,835           10,694          10,739
           Other products and services (1)               4,224         4,853            5,817            6,234           6,983
                                                  -------------  ------------  ---------------  --------------- ---------------
               Net revenues                             46,206        52,174           62,594           73,794          83,989
         Cost of revenues                                7,077         6,663            7,243            7,709           8,455
                                                  -------------  ------------  ---------------  --------------- ---------------
         Gross profit                                   39,129        45,511           55,351           66,085          75,534
                                                  -------------  ------------  ---------------  --------------- ---------------
         Operating expenses:
           Sales and marketing                          22,393        24,743           32,109           38,892          41,345
           Product development                           7,916         8,330            9,215           10,863          13,066
           General and administrative                    5,441         5,289            5,594            6,277           6,976
           Write-off of purchased software (2)           3,071             -                -                -               -
           Nonrecurring items (3)                            -             -                -            2,466               -
           Acquisition-related charges (4)                   -             -            1,928            1,051           3,636
                                                  -------------  ------------  ---------------  --------------- ---------------
               Operating expenses                       38,821        38,362           48,846           59,549          65,023
                                                  -------------  ------------  ---------------  --------------- ---------------
         Operating income                                  308         7,149            6,505            6,536          10,511
         Net interest income (expense)                 (2,566)       (1,682)            (229)              176             409
         Other income (expense) (5)                    (1,647)         (390)            (128)              132           (134)
                                                  -------------  ------------  ---------------  --------------- ---------------
         Income (loss) before income taxes             (3,905)         5,077            6,148            6,844          10,786
         Provision for income taxes                        217         1,357            2,192            2,969           3,604
                                                  -------------  ------------  ---------------  --------------- ---------------
         Net income (loss)                            ($4,122)        $3,720           $3,956           $3,875          $7,182
                                                  =============  ============  ===============  =============== ===============
         Net earnings (loss) per share                 ($0.96)         $0.70            $0.56            $0.48           $0.85
                                                  =============  ============  ===============  =============== ===============
         Shares used in per share calculation            4,307         5,306            7,035            8,085           8,402
                                                  =============  ============  ===============  =============== ===============




                                               --------------------------------------------------------------------------------
                                                      1992           1993           1994             1995            1996
                                                  -------------  ------------  ---------------  --------------- ---------------
                                                                                (in thousands)
         Balance Sheet Data:
           Working capital (deficit)                 ($13,983)      ($9,396)         ($8,676)           $4,995         $10,538
           Total assets                                 17,324        23,996           34,317           44,017          52,035
           Long-term obligations,
             less current portion                       13,890         1,814            2,851            2,334           2,279
           Total stockholders' equity (deficit)       (19,804)            32            5,430           18,488          26,527


-----------------------------------

(1) Desktop products include those operating on Windows, DOS, Macintosh and OS/2 operating environments. Large Systems products include those operating on mainframes and minicomputers under proprietary operating systems, as well as UNIX platforms. Other products and services include training, consulting, publications sales and, in 1993, 1994 and 1995, advance royalties from Prentice Hall.

(2)  Write-off  in  June  1992  of  software  purchased  as  part  of  the  1990
     recapitalization   of  the  Company  (the   "Recapitalization"),   totaling
     $3,071,000.

(3) Write-off principally of certain software assets capitalized more than two years ago totaling $2,466,000 in 1995.

(4) Write-off in September 1994 and December 1995 of acquired and in-process technology and other acquisition-related charges totaling $1,928,000 and $1,051,000, respectively; and in September and December of 1996, acquisition-related charges totaling $3,636,000.

(5) Includes certain nonrecurring charges relating mainly to the amortization of fees incurred in connection with the Recapitalization and the stock appraisal action, as well as certain gains and losses on currency transactions.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The original Statistical Package for the Social Sciences was introduced in 1969, and the Company was incorporated in 1975. The first SPSS products were almost exclusively used by academic researchers working on mainframe systems. The Company has subsequently transformed and enhanced its core product technology, broadened its customer base into the corporate and government sectors, significantly expanded its sales and marketing capabilities, acquired four corporate entities and product offerings, and adapted its products to changing hardware and software technologies. SPSS software was adapted to minicomputers in the late 1970s and to desktop platforms, including high-end workstations and personal computers, in the mid-1980s. In June 1992, the Company introduced its first windows-based graphical user interface product, SPSS for Windows, which it has since updated three times, and released versions for Macintosh computers and major UNIX/Motif platforms. Approximately 52% of the current SPSS customer base works in corporate settings, with another 31% in academic institutions and 17% in government agencies. The SPSS sales and marketing force now numbers more than 320 professionals in 15 Company offices worldwide.

         In recent years SPSS has experienced a significant shift in the sources of its revenues. Between 1992 and 1996, Desktop product license revenues increased from approximately 61% to 79% of total net revenues, while Large Systems software license revenues declined from approximately 30% to 13%. Gross margins associated with the Company's Desktop products are slightly lower than those associated with its Large Systems products. Shifts in the product mix may, as a result, cause fluctuations in gross margins. In addition, the portion of the Company's net revenues derived from international operations increased from 42% to 50% between 1992 and 1996. Management expects these trends to continue in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations."

Results of Operations

         The following table sets forth certain statement of operations data as a percentage of net revenues for the years indicated.

                                         ------------------------------------------------------------------------
                                                 1992          1993          1994          1995          1996
                                             ------------  ------------  ----------------------------------------

          Net revenues:
            Desktop products                       60.8%         68.1%         73.4%         77.1%         78.9%
            Large System products                  30.1%         22.6%         17.3%         14.5%         12.8%
            Other products and services             9.1%          9.3%          9.3%          8.4%          8.3%
                                             ------------  ------------  ------------  ------------  ------------
                Net revenues                      100.0%        100.0%        100.0%        100.0%        100.0%
          Cost of revenues                         15.3%         12.8%         11.6%         10.4%         10.1%
                                             ------------  ------------  ------------  ------------  ------------
          Gross profit                             84.7%         87.2%         88.4%         89.6%         89.9%
                                             ------------  ------------  ------------  ------------  ------------
          Operating expenses:
            Sales and marketing                    48.5%         47.4%         51.3%         52.7%         49.2%
            Product development                    17.1%         16.0%         14.7%         14.7%         15.6%
            General and administrative             11.8%         10.1%          8.9%          8.5%          8.3%
            Write-off of purchased software         6.6%             -             -             -             -
            Nonrecurring items                         -             -             -          3.4%             -
            Acquisition-related charges                -             -          3.1%          1.4%          4.3%
                                             ------------  ------------  ------------  ------------  ------------
                Operating expenses                 84.0%         73.5%         78.0%         80.7%         77.4%
                                             ------------  ------------  ------------  ------------  ------------
          Operating income                          0.7%         13.7%         10.4%          8.9%         12.5%
          Net interest income (expense)            (5.5%)        (3.2%)        (0.4%)          0.2%          0.5%
          Other income (expense)                   (3.6%)        (0.8%)        (0.2%)          0.2%        (0.2%)
                                             ------------  ------------  ------------  ------------  ------------
          Income (loss) before income taxes        (8.4%)          9.7%          9.8%          9.3%         12.8%
          Provision for income taxes                0.5%           2.6%          3.5%          4.0%          4.3%
                                             ------------  ------------  ------------  ------------  ------------

          Net income (loss)                       (8.9%)          7.1%          6.3%          5.3%          8.5%
                                             ============  ============  ============  ============  ============



Comparison of Twelve Months Ended December 31, 1994, 1995 and 1996.

Net Revenues. Net revenues increased from $62,594,000 in 1994 to $73,794,000 in 1995 and to $83,989,000 in 1996, increases of 18% and 14%, respectively. These increases were primarily due to an increase in Desktop revenues of 24% in 1995 and 17% in 1996. Large System revenues decreased 1% in 1995 and remained flat in 1996. The increase in Desktop revenues reflected $31,438,000 in 1995 and $38,000,000 in 1996 of new revenues from licenses of SPSS for Windows; revenues from Jandel products were flat between 1995 and 1996. In addition, revenues from annual license renewals of Desktop products increased by $3,223,000 in 1995 and $3,451,000 in 1996, primarily reflecting a $3,203,000 and $4,178,000 increase in annual license revenues for SPSS for Windows in 1995 and 1996, respectively. The decline in Large Systems revenues in 1995 was primarily due to the nonrenewal of product licenses on mainframe platforms. Revenues from other products and services increased by 7% in 1995 due to an increase of 30% in revenues from training and consulting services, partially offset by a 49% decrease in revenues from publications and student products due to the end of the payment of guaranteed royalties from the Prentice Hall Agreement. The Company is no longer entitled to such guaranteed royalties under the Agreement between the Company and Prentice Hall and now only receives actual royalties under the Prentice Hall Agreement. Revenues were aided by changes in foreign currency exchange rates in 1995 but adversely affected by foreign currency exchange rates in 1996. In 1996, revenues from other products and services increased by 12% due to an increase of 21% in revenues from training and consulting services, partially offset by a 49% decrease in revenues from publications and student products due to the end of the payment of guaranteed royalties from the Prentice Hall Agreement in July 1995.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues increased from $7,243,000 in

1994 to $7,709,000 in 1995,  to $8,455,000 in 1996.  Such costs  increased 6% in
1995 and 10% in 1996 due to higher sales levels and higher royalties paid to third parties. As a percentage of net revenues, cost of revenues decreased from 12% in 1994 to 10% in 1995 and 1996.

Sales and Marketing. Sales and marketing expenses increased from $32,109,000 in 1994 to $38,892,000 in 1995 and to $41,345,000 in 1996, an increase of 21% in
1995 and 6% in 1996. These increases were due to expansion of the domestic and international sales organizations, and salary and commission increases, and in 1995 the negative effects of changes in foreign currency exchange rates. As a percentage of net revenues, sales and marketing expenses increased from 51% in 1994 to 53% in 1995 but decreased to 49% in 1996.

Product Development. Product development expenses increased from $9,215,000 in 1994 to $10,863,000 in 1995 and to $13,066,000 in 1996 (net of the effect of capitalized software development costs of $1,639,000, $1,630,000 and $1,082,000, respectively) an increase of 18% in 1995 and an increase of 20% in 1996. In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,239,000, $1,592,000 and $1,561,000, respectively. The increases in product development expenses were primarily due to salary and recruiting fee increases, higher depreciation expense related to the purchase of capital equipment used in product development and other additions to the product development staff. As a percentage of net revenues, product development expenses remained constant at 15% in 1994 and 1995, but increased to 16% in 1996.

General and Administrative. General and administrative expenses increased from $5,594,000 in 1994 to $6,277,000 in 1995 and to $6,976,000 in 1996, an increase of 12% in 1995 and 11% in 1996. These increases were primarily attributable to increases in bad debt expense, employment taxes, employee insurance, temporary employment and rent expense. Such expense decreased as a percentage of net revenues from 9% in 1994 and 1995 to 8% in 1996.

Nonrecurring Items. A nonrecurring charge of $2,466,000 was recorded in 1995 primarily related to the revaluation of certain assets capitalized prior to the Company's IPO in August 1993. Approximately $1,343,000 of this charge related to the development of UNIX products, approximately $178,000 to the initial development of QI Analyst, and approximately $347,000 related to the Japanese translation of SPSS for DOS. In addition, approximately $200,000 of the charge related to out-dated software purchased for the Company's customer information system. The remainder related primarily to shut down and moving costs at subsidiary locations.

Acquisition-related Charges. Charges related to the acquisition of SYSTAT in 1994 and BMDP in 1995 totaled $1,928,000 and $1,051,000, respectively, and represented one-time write-offs of acquired and in-process technology and other acquisition-related charges. Charges of $3,636,000 in 1996 related to the acquisition of CLEAR and Jandel totaling $1,471,000 and $2,165,000, respectively, and represented severance, restructuring and professional fee charges.

Net Interest Income (Expense). Net interest income (expense) was ($229,000) in 1994 due to interest expense related to the Company's line of credit, which was repaid through the use of net proceeds from the Company's follow-on public offering of stock in February 1995. Net interest income was $176,000 in 1995 and $409,000 in 1996 due to interest earned on short-term investments.

Other Income (Expense). Other income (expense) consists mainly of foreign exchange transactions and expenses related to the stock appraisal action. Such other items were ($128,000) in 1994, $132,000 in 1995 and ($134,000) in 1996.
The 1994 net amount consisted of expenses of $248,000 related to foreign exchange transactions, offset by $186,000 in proceeds from a Japanese insurance claim settlement. The 1995 and 1996 net amounts were primarily foreign currency transaction gains (losses).

Provision for Income Taxes. The provision for income taxes consisted of $2,192,000 in 1994, $2,969,000 in 1995 and $3,604,000 in 1996. During 1994, the
provision for income taxes was the result of pretax income of $6,148,000 and represented a tax rate of approximately 36% of pretax income. During 1995, the provision for income taxes was the result of pre-tax income of $6,844,000, reflecting a tax rate of approximately 38% of pre-tax income, excluding the effect of Japanese withholding taxes of $336,000 on monies transferred out of Japan in 1995. During 1996, the provision for income taxes was the result of pre-tax income of $10,786,000 and represented a tax rate of approximately 39%, excluding the effect of Japanese withholding taxes of $372,000 on monies transferred out of Japan in 1996 and the revaluation in allowances for deferred tax assets.

Liquidity and Capital Resources

         The Company had no long-term debt as of December 31, 1996 and held approximately $12,621,000 of cash and short term investments. Funds in 1995 and 1996 were used in operations, for acquisitions and to finance capital expenditures incurred in connection with staff additions, which required additional office space, furniture and computers. Capital expenditures were also made for additional computer hardware and software associated with software development.

         The Company currently has a $5,000,000 unsecured line of credit under a Credit Agreement with Bank of America N.T.S.A. ("B of A") under which borrowings bear interest at B of A's reference rate (8.25% per annum as of March 17, 1997). As of December 31, 1996, the Company had no borrowings under the Credit Agreement. The Company used the net proceeds from the February 1995 public offering of Common Stock to repay its borrowings under the Credit Agreement and $5 million of unused credit is available thereunder. The Credit Agreement requires the Company to comply with certain specified financial ratios and tests, and restricts the Company's ability to, among other things: (i) pay dividends or make distributions, (ii) incur additional indebtedness, (iii) create liens on assets, (iv) make investments, (v) engage in mergers, acquisitions or consolidations, (vi) sell assets, and (vii) engage in certain transactions with affiliates.

         The Company anticipates the amounts available from cash and short term investments on hand, under its line of credit, and cash flows generated from operations, will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to the Company on favorable terms or at all.

         The Company's capital expenditures, primarily for computer equipment, totaled approximately $3,300,000 in 1996 and are projected to total approximately $3,500,000 and $3,500,000 in 1997 and 1998, respectively. Capital expenditures during 1996, included, among other things, new computer systems for use in internal product development. Capital expenditures during 1997 will include, among other things, new computers primarily for use in internal product development, replacement of the customer information system software, furnishings and other equipment related to the move of the Company's facilities in Australia, France and Japan. The Company does not believe that the implementation of its business strategy will require substantial additional capital expenditures in comparison with historical levels of product development costs and other expenses.

International Operations

         Significant growth in the Company's international operations also occurred from 1992 to 1996. Revenues from international operations comprised approximately 42% of total net revenues in 1992, whereas revenues from international operations contributed 50% of total net revenues in 1996.

         Following the reorganization of its international operations in 1990, the Company has maintained substantially the same telesales and direct response organization worldwide. The international sales organization uses more independent distributors than the domestic sales organization, primarily in countries without an SPSS sales office. Management believes the profit margins associated with SPSS's domestic and international operations are essentially the same.

         As  international   revenues  increase,   the  Company  may  experience
additional foreign currency exchange risk.

Item` 8.   Financial Statements and Supplementary Data


                           SPSS Inc. and Subsidiaries


                                      INDEX


                                                                          Page

Independent Auditors' Report...........................................    27

Consolidated Balance Sheets as of December 31, 1995 and 1996...........    28

Consolidated Statements of Income for the years ended
    December 31, 1994, 1995 and 1996...................................    29

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1994, 1995 and 1996...................................    30

Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1995 and 1996...................................    31

Notes to Consolidated Financial Statements.............................    32

Financial Statement Schedule:

Schedule II    Valuation and qualifying accounts.......................    45


Schedules not filed
All schedules other than that indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
SPSS Inc.:

We have audited the consolidated financial statements of SPSS Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPSS Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                        /s/KPMG Peat Marwick LLP



Chicago, Illinois
February 19, 1997

                                            SPSS Inc. and Subsidiaries
                                           CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share data)

                                                                                              December 31,
                                                                                      -----------------------------
                                                                                          1995            1996
                                                                                      -------------  --------------
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $      11,175  $       12,621
     Accounts receivable, net of allowances of  $911 in 1995 and $1,691 in 1996             13,694          17,746
     Inventories                                                                             1,763           1,900
     Prepaid expenses and other current assets                                               1,558           1,500
                                                                                      -------------  --------------
          Total current assets                                                              28,190          33,767
                                                                                      -------------  --------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Furniture, fixtures, and office equipment                                               3,785           3,979
     Computer equipment and software                                                         9,870          12,228
     Leasehold improvements                                                                  1,413           1,593
                                                                                      -------------  --------------
                                                                                            15,068          17,800
     Less accumulated depreciation and amortization                                         10,335          12,261
                                                                                      -------------  --------------
Net equipment and leasehold improvements                                                     4,733           5,539
                                                                                      -------------  --------------
Capitalized software development costs, net of accumulated amortization                      6,839           7,036
Goodwill, net of accumulated amortization                                                    2,213           2,173
Deferred income tax assets                                                                      --           1,245
Other assets                                                                                 2,042           2,275
                                                                                      -------------  --------------
                                                                                     $      44,017  $       52,035
                                                                                      =============  ==============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                   $          75  $           --
     Accounts payable                                                                        3,277           3,783
     Accrued royalties                                                                         496             520
     Accrued rent                                                                              921             651
     Other accrued liabilities                                                               9,255           7,989
     Income taxes and value added taxes payable                                              2,262           3,401
     Customer advances                                                                         295             121
     Deferred revenues                                                                       6,614           6,764
                                                                                      -------------  --------------

          Total current liabilities                                                         23,195          23,229
                                                                                      -------------  --------------

Deferred income taxes                                                                        2,015           2,245
Other non-current liabilities                                                                  319              34
STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value;  50,000,000 shares authorized;  7,633,131 and
       7,726,597 shares issued and outstanding at December 31, 1995 and
       December 31, 1996, respectively                                                          76              77
     Additional paid-in capital                                                             40,352          41,374
     Cumulative foreign currency translation adjustments                                     (699)           (612)
     Accumulated deficit                                                                  (21,241)        (14,312)
                                                                                      -------------  --------------

          Total stockholders'  equity                                                       18,488          26,527
Commitments (note 6)
                                                                                      -------------  --------------

                                                                                     $      44,017  $       52,035
                                                                                      =============  ==============

             The accompanying notes are an integral part of these consolidated financial statements.

                                              SPSS Inc. and Subsidiaries
                                          CONSOLIDATED STATEMENTS OF INCOME
                                          (in thousands, except share data)


                                                                           Year ended December 31,
                                                            --------------------------------------------------
                                                                    1994            1995             1996
                                                               --------------  --------------   --------------

         Net revenues:
            Desktop products                                  $       45,942  $       56,866   $       66,267
            Large System products                                     10,835          10,694           10,739
            Other products and services                                5,817           6,234            6,983
                                                               --------------  --------------   --------------
         Net revenues                                                 62,594          73,794           83,989
         Cost of revenues                                              7,243           7,709            8,455
                                                               --------------  --------------   --------------
         Gross profit                                                 55,351          66,085           75,534
                                                               --------------  --------------   --------------

         Operating expenses:
            Sales and marketing                                       32,109          38,892           41,345
            Product development                                        9,215          10,863           13,066
            General and administrative                                 5,594           6,277            6,976
            Nonrecurring items                                          --             2,466             --
            Acquisition-related charges                                1,928           1,051            3,636
                                                               --------------  --------------   --------------
         Operating expenses                                           48,846          59,549           65,023
                                                               --------------  --------------   --------------

         Operating income                                              6,505           6,536           10,511
                                                               --------------  --------------   --------------
         Other income (expense):
            Interest income                                              132             305              462
            Interest expense                                           (361)           (129)             (53)
            Other                                                      (128)             132            (134)
                                                               --------------  --------------   --------------
         Other income (expense)                                        (357)             308              275
                                                               --------------  --------------   --------------

         Income  before income taxes                                   6,148           6,844           10,786
         Income tax expense                                            2,192           2,969            3,604
                                                               --------------  --------------   --------------

         Net income                                           $        3,956  $        3,875   $        7,182
                                                               ==============  ==============   ==============

         Net earnings  per share                              $         0.56  $         0.48   $         0.85
                                                               ==============  ==============   ==============

         Weighted average common stock  and common
            stock equivalent shares outstanding                    7,034,586       8,085,459        8,402,426
                                                               ==============  ==============   ==============

               The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)



                                                                                       Year ended December 31,
                                                                        --------------------------------------------------
                                                                                1994            1995             1996
                                                                           --------------- ---------------  --------------


Common stock, $.01 par value:
   Balance at beginning of period                                        $             65 $            67 $            76
   Issuance of 150,000  and 2,334 shares of common stock in 1994
      and 1995, respectively                                                            2         --              --
   Public offering of 908,287 shares of common stock                              --                    9         --
   Exercise of stock options                                                      --              --                    1
                                                                           --------------- ---------------  --------------
   Balance at end of period                                              $             67$             76 $            77
                                                                           --------------- ---------------  --------------

Additional paid in capital:
   Balance at beginning of period                                        $         29,322$         30,929 $        40,352
   Issuance of 150,000 and 2,334 shares of common stock in
     1994 and 1995, respectively                                                    1,226               6         --
   Public offering of 908,287 shares of  common stock                             --                9,118         --
   Sale of common stock to the Employee Stock Purchase and
     and 401(k) Plans                                                                 265             141             184
   Exercise of  stock options and other                                                36              40             326
   Income tax benefit related to stock options and Employee
     Stock Purchase Plan                                                               44             117             358
   Undistributed earnings related to business combination                              36               1             154
                                                                           --------------- ---------------  --------------
   Balance at end of period                                              $         30,929$         40,352 $        41,374
                                                                           --------------- ---------------  --------------

Foreign currency translation adjustment:
   Balance at beginning of period                                        $          (332)$          (463) $         (699)
   Translation adjustment                                                           (131)           (236)              87
                                                                           --------------- ---------------  --------------
   Balance at end of period                                              $          (463)$          (699) $         (612)
                                                                           --------------- ---------------  --------------

Accumulated deficit:
   Balance at beginning of period                                        $       (29,023)$       (25,103) $      (21,241)
   Net income                                                                       3,956           3,875           7,182
   Undistributed earnings related to business combination                            (36)             (1)           (154)
   Dividends declared                                                                 --             (12)            (99)
                                                                           --------------- ---------------  --------------
   Balance at end of period                                              $       (25,103)$       (21,241) $      (14,312)
                                                                           --------------- ---------------  --------------

Total stockholders' equity                                               $          5,430$         18,488 $        26,527
                                                                           =============== ===============  ==============

                 The   accompanying   notes  are  an  integral   part  of  these
consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Year ended December 31,
                                                                       ----------------------------------------------------
                                                                               1994             1995             1996
                                                                          ---------------  ---------------  ---------------

          Cash flows from operating activities:
              Net income                                                 $         3,956  $         3,875  $         7,182
              Adjustments to reconcile net income to net cash
                provided by operating activities:
                    Depreciation and amortization                                  3,469            4,675            4,929
                    Stock option compensation expenses                           --                    21          --
                    Deferred income taxes                                            612            (176)          (1,015)
                    Write-off of software development costs and
                       other assets                                              --                 2,281          --
                    Write-off of acquired and in-process technology                1,741              851          --
                    Changes  in  assets  and  liabilities,  net  of  effects  of acquisitions:
                       Accounts receivable                                       (3,122)          (1,578)          (4,052)
                       Inventories                                                   181            (134)            (137)
                       Accounts payable                                          (1,529)          (1,780)              506
                       Accrued royalties                                             (5)             (23)               24
                       Accrued expenses                                            (992)            (487)          (1,118)
                       Other                                                       (113)               21            (121)
                                                                          ---------------  ---------------  ---------------

          Net cash provided by operating activities                                4,198            7,546            6,198
                                                                          ---------------  ---------------  ---------------

          Cash flows from investing activities:
               Capital expenditures, net                                         (2,436)          (2,838)          (3,271)
               Capitalized software development costs                            (3,219)          (2,504)          (1,758)
               Net (payments) receipts related to acquisitions                     (149)               46            (418)
               Net (increase) decrease in other assets                              (31)               14          --
                                                                          ---------------  ---------------  ---------------

          Net cash used in investing activities                                  (5,835)          (5,282)          (5,447)
                                                                          ---------------  ---------------  ---------------

          Cash flows from financing activities:
               Net borrowings under line-of-credit agreements                      1,467          (2,890)             (75)
               Proceeds from issuance of common stock                                301           10,512             511
               Costs of issuance of common stock                                      --          (1,205)              --
               Income tax benefit from stock option exercises                         44              117             358
               Principal repayment under capital lease obligations                   (3)               --              --
               Repayment of notes payable to related parties                        (38)               --              --
               Repurchase of common stock                                            --              (14)              --
               Other                                                                 --              (19)             (99)
                                                                          ---------------  ---------------  ---------------

          Net cash  provided by financing activities                               1,771            6,501             695
                                                                          ---------------  ---------------  ---------------

          Net change in cash and cash equivalents                                    134            8,765           1,446
          Cash and cash equivalents at beginning of period                         2,276            2,410          11,175
                                                                          ---------------  ---------------  ---------------
          Cash and cash equivalents at end of period                     $         2,410  $        11,175  $       12,621
                                                                          ===============  ===============  ===============

          Supplemental disclosures of cash flow information:
               Interest paid                                             $           237  $           142              29
               Income taxes paid                                                     750            3,459  $        3,112
                                                                          ===============  ===============  ===============

          Supplemental disclosures of non-cash activity:
               Issuance of common stock for the purchase of
                 SYSTAT, Inc.                                                        (2)          --               --
                                                                          ===============  ===============  ===============


                      The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       Summary of Significant Accounting Policies

         (a)  Description of Business

     SPSS Inc. (the "Company") develops, markets, and supports statistical software products and services that enable the effective use of marketplace and enterprise data in decision making. The primary users of the Company's software are managers and data analysts in corporate settings, governmental and academic institutions. The Company markets its products and services worldwide.

         (b)  Principles of Consolidation

     The consolidated financial statements include the accounts of SPSS Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         (c)  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         (d)  Software Revenue Recognition

     The Company recognizes revenue from Desktop product licenses, net of an allowance for estimated returns and cancellations, at the time the software is delivered. Revenue from Large System product license agreements is recognized upon contract execution, product delivery, and customer acceptance.

         Revenue from postcontract customer support (PCS or maintenance) agreements, including PCS bundled with Desktop product and Large System product licenses, is recognized ratably over the term of the related PCS agreements. Certain Desktop product licenses include commitments for insignificant obligations, such as technical and other support, for which an accrual is provided.

         Revenue from consulting, publications, and other items included in other revenue is recognized as the related products or services are delivered or rendered.

         (e)  Software Development Costs

         Software development costs incurred by the Company in connection with the Company's long-term development projects are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. The Company has not capitalized software development costs relating to development projects where the net realizable value is of short duration, as the effect would be immaterial. The Company reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value.

         (f)  Computation of Net Earnings per Share

         The net earnings per common and common equivalent share for the years ended December 31, 1994, 1995 and 1996 has been computed using the weighted average number of common and dilutive common equivalent shares outstanding for each year (7,034,586, 8,085,459 and 8,402,426 shares, respectively). Common equivalent shares consist of the shares issuable upon exercise of stock options (using the treasury stock method).

         (g)  Depreciation and Amortization

         Depreciation of furniture and equipment is provided using the straight-line method over the estimated useful lives of the assets, which range from three to eight years. Leasehold improvements are amortized on the straight-line method over the remaining terms of the respective leases. Capitalized software costs are amortized on a straight-line method over three to five years based upon the expected life of each product. This method results in greater amortization than the method based upon the ratio of current year gross product revenue to current and anticipated future gross product revenue.

         (h) Income Taxes

         The Company follows SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (i)  Stock Option Plans

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying shares exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123 Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (j)  Inventories

         Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         (k)  Goodwill

          The excess of the cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 10 to 15 years. Accumulated amortization was $363,000 and $683,000 as of December 31, 1995 and 1996, respectively.

         (l)  Foreign Currency Translation

         The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rates during the period. The gains or losses resulting from such translation are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in "other income and expense" in the statement of income.

         (m)  Fair Value of Financial Instruments

         The fair values of financial instruments were not materially different from their carrying values.

         (n)  Cash and Cash Equivalents

         Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of less than three months.

         (o)  Long-Lived Assets

         Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated. Impairment is measured by comparing the carrying value to the estimated and undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. The Company has determined that as of December 31, 1996, there has been no impairment in the carrying values of the long-lived assets.

         (p)  Reclassifications

         Where appropriate, certain items relating to the prior years have been reclassified to conform to the presentation in the current year.

(2)       International Subsidiaries

     The net assets, net revenues and net earnings of international subsidiaries as of and for the years ended December 31, 1994, 1995 and 1996 ncluded in the consolidated financial statements are summarized as follows:






                                                                               December
                                                                               31,
                                                      --------------------------------------------------------------
                                                             1994                  1995                  1996
                                                      ------------------    ------------------     -----------------
          Working capital (deficit)                  $        (5,541,000)   $       (3,407,000)   $        (404,000)
                                                      ==================    ==================     =================
          Excess of noncurrent assets over
            noncurrent liabilities                   $         2,694,000    $        2,512,000    $        3,168,000
                                                      ==================    ==================     =================
          Net revenues                               $        28,393,000     $      36,943,000     $      42,415,000
                                                      ==================    ==================     =================
          Net earnings                               $           270,000     $         841,000     $       2,846,000
                                                      ==================    ==================     =================

         Geographic information is disclosed elsewhere in this document.

(3)       Software Development Costs and Purchased Software

         Activity in capitalized software is summarized as follows:

                                                                                    December 31,
                                                           --------------------------------------------------------------
                                                                 1994                   1995                  1996
                                                           -----------------     ------------------    ------------------

              Balance, net - beginning of year                   $4,768,000             $7,207,000            $6,839,000
              Additions                                           2,704,000              2,613,000             1,587,000
              Product translations                                  516,000                508,000               203,000
              Acquired Japan product translations                   458,000                 --                    --
              Write-down to net realizable value                   --                   (1,897,000)              (32,000)
              Amortization expense charged to
                 cost of revenues                                (1,239,000)           (1,592,000)           (1,561,000)
                                                           -----------------     ------------------    ------------------
              Balance, net - end of year                         $7,207,000             $6,839,000            $7,036,000
                                                           =================     ==================    ==================





         The components of net capitalized software are summarized as follows:

                                                                            December 31,
                                                              ----------------------------------------
                                                                     1995                  1996
                                                              ------------------    ------------------

              Product translations                           $         1,096,000   $         1,052,000
              Acquired software technology                             2,300,000             2,274,000
              Capitalized software development costs                   3,443,000             3,710,000
                                                              ------------------    ------------------
              Balance, net -- end of year                    $         6,839,000   $         7,036,000
                                                              ==================    ==================




         Total  software  development  costs,   including  amounts  expensed  as
incurred,  amounted to approximately  $12,435,000,  $13,367,000 and $14,856,000, for the years ended December 31, 1994, 1995 and 1996, respectively.

     Included in acquired software technology at December 31, 1994 is $1,000,000 related to the purchase of CHAID for Windows. The future guaranteed obligation related to this purchase, reflected in the consolidated balance sheet as of December 31, 1995 and 1996, amounted to $550,000 and $284,000, respectively, and is due through 1998.

         Included in acquired software technology at December 31, 1995 and 1996 is $618,000 and $494,000, respectively, of technology resulting from the acquisition of BMDP Statistical Software, Inc. (See Note 5).

(4)       Investment in Joint Venture

         In October 1988, the Company entered into a joint venture with Japan Systems Engineering Corporation ("JSE") and formed SPSS Japan, Inc., owned equally by JSE and the Company. An executive of JSE, the joint venture partner, was also a shareholder in SPSS Inc. The joint venture was created for the purposes of adapting, marketing, selling, licensing and providing technical support and assistance in Japan for the Company's products. The investment in SPSS Japan, Inc. was being accounted for using the equity method. As of January 1, 1994, SPSS Japan, Inc. became a wholly-owned subsidiary of SPSS Inc. (See Note 5.)

(5)      Acquisitions

     During the first quarter of 1994, the Company acquired the remaining capital stock of SPSS Japan, Inc. from its joint venture partner, JSE. Results of SPSS Japan, Inc. are consolidated in the Company's statements of income from January 1, 1994. The purchase price for SPSS Japan, Inc. was approximately $50,000 and approximately $1,600,000 in accrued royalties, cash advances and interest was to be paid by SPSS Japan, Inc. to JSE over the next four years.

     This acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. The $961,000 excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill.

     During the third quarter of 1994, the Company acquired specific assets and liabilities of SYSTAT, Inc. ("SYSTAT"). SYSTAT is engaged in the business of statistical software. Results of SYSTAT are included in the Company's statements of income from September 1, 1994. The purchase price for SYSTAT was $1,828,000, consisting of $600,000 in cash and 150,000 shares of Common Stock of the Company valued at $1,228,000. In addition, the Company granted options at $9.00 per share to purchase 150,000 shares of Common Stock to the principal owners of SYSTAT.

     The SYSTAT acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. The $1,403,000 excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in 1994. During 1995 certain assumed liabilities were revalued, and consequently SYSTAT goodwill was reduced to $1,203,000.

     As of December 29, 1995, the Company acquired substantially all of the assets of one of its competitors, BMDP Statistical Software, Inc. ("BMDP"), for $850,000 in cash to BMDP and non-competition payments to the principal shareholder of BMDP. In addition, the Company agreed to assume approximately $1,400,000 of BMDP's liabilities, consisting of telephone equipment and office machine lease obligations, accounts payable and advertising fees, accrued employment-related expenses, professional fees, and bank loan and line of credit facilities. In the fourth quarter of 1995, the Company recorded charges of approximately $1,051,000 representing a one-time write-off of acquired and in-process technology and other acquisition-related charges. The BMDP acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. The $301,000 excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill. During 1996 certain assumed liabilities were revalued, and consequently BMDP goodwill was increased to $542,000.

         The pro forma impact of these acquisitions on the 1994 and 1995 consolidated statements of income is not material.

     On September 26, 1996, the Company acquired all of the outstanding capital stock of Clear Software, Inc. ("Clear"), a developer and marketer of process management, analysis and documentation software products, in exchange for 183,833 shares of Common Stock. The merger with Clear was accounted for as a pooling of interests and, accordingly, the financial statements have been restated as if the Company and Clear had been combined for all periods presented.

         On November 20, 1996, the Company acquired all of the outstanding capital stock of Jandel Corporation and Subsidiary ("Jandel"), a developer and marketer of graphical and statistical software products used mainly in scientific applications, in exchange for 339,427 shares of Common Stock. The merger with Jandel was accounted for as a pooling of interests and, accordingly, the financial statements have been restated as if the Company and Jandel had been combined for all periods presented.

     The following information reconciles net revenues and net income of SPSS as previously reported with the amounts presented in the accompanying consolidated statements of income for the three years ended December 31, 1994, 1995 and 1996. The 1996 results presented for Clear represent the nine months ended September 30, 1996. The 1996 results for Jandel are for the eleven months ended November 30, 1996.

                                               1994                     1995                    1996
                                       --------------------     --------------------     -------------------

            Net revenues:
              SPSS (1)                 $        51,757,000      $        63,029,000      $       74,604,000
              Clear                              2,741,000                2,755,000               2,338,000
              Jandel                             8,096,000                8,010,000               7,047,000
                                       --------------------     --------------------     -------------------
                Total                  $        62,594,000      $        73,794,000      $       83,989,000
                                       ====================     ====================     ===================

            Net income (loss):
              SPSS (1)                 $          3,560,000     $          4,369,000     $         7,266,000
              Clear                                  36,000                   13,000                252,000
              Jandel                                360,000                (507,000)               (336,000)
                                       --------------------     --------------------     -------------------
                 Total                 $          3,956,000     $          3,875,000     $         7,182,000
                                       ====================     ====================     ===================


     (1) Represents the historical results of SPSS without considering the effect of the Clear and Jandel pooling of interests transactions.

(6)       Lease Commitments

         The Company leases its office facilities, storage space, and certain data processing equipment under lease agreements expiring through the year 2000. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

         The following is a schedule of future noncancelable minimum lease payments required under operating leases as of December 31, 1996:

              Year ending December 31,                         Amount
             ----------------------------------          ------------------
              1997                                         $     3,930,000
              1998                                               3,407,000
              1999                                               1,188,000
              2000                                                 262,000
              2001                                                  --
              Thereafter                                            --
                                                         ------------------
                                                           $     8,787,000
                                                         ==================


         Rent expense related to operating leases was approximately $3,244,000, $3,618,000 and $3,591,000 during the years ended December 31, 1994, 1995, and 1996, respectively.

 (7)      Financing Arrangements

         At December 31, 1995,  the Company had  available a bank line of credit that provided for borrowings up to $300,000, bearing interest at the bank's prime rate plus 1.25% per annum (9.75% and 9.50% as of December 31, 1995 and 1996, respectively), expiring January 15, 1997. The credit line was collateralized by the Company's accounts receivable, inventory, and other assets and also required the maintenance of certain specified ratios and a minimum net worth, with which the Company was in compliance as of December 31, 1995. Amounts outstanding under this line of credit were $75,000 as of December 31, 1995.

     Effective March 15, 1996, the Company established a $5,000,000 unsecured 364-day revolving credit facility available for advances pursuant to a definitive credit agreement. The Company pays a facility fee of 0.375% on the unused portion of the facility. If the Company does borrow against the facility, interest will be charged at the Bank of America reference rate (8.25% at December 31, 1996). At December 31, 1996, the entire $5,000,000 of the line of credit was unused.

(8)        Other Income (Expense)

         Other income (expense) consists of the following:


                                                                            Year ended December 31,
                                                         --------------------------------------------------------------
                                                                1994                  1995                  1996
                                                         ------------------    ------------------    ------------------

              Interest income                           $          132,000    $          305,000     $         462,000
              Interest expense                                    (315,000)             (129,000)              (53,000)
              Exchange gain (loss) on foreign currency
                 transactions                                     (248,000)              212,000               (66,000)
              Stock appraisal action                               (46,000)             (105,000)                 --
              Japan insurance proceeds                             186,000                   --                   --
              Payments to related parties                          (66,000)              (45,000)                 --
              Other                                                  --                   70,000               (68,000)
                                                         ------------------    ------------------    ------------------
              Total other income (expense)              $         (357,000)    $          308,000     $         275,000
                                                         ==================    ==================    ==================



(9)        Income Taxes

         Income before income tax consists of the following:

                                                                            Year ended December 31,
                                                         --------------------------------------------------------------
                                                                1994                  1995                  1996
                                                         ------------------    ------------------    ------------------

              Domestic                                  $        5,573,000    $        4,997,000     $       6,628,000
              Foreign                                              575,000             1,847,000             4,158,000
                                                         ------------------    ------------------    ------------------
                                                        $        6,148,000    $        6,844,000     $      10,786,000
                                                         ==================    ==================    ==================


         Income tax expense consists of the following:


                                                             Current               Deferred                Total
                                                        ------------------     -----------------     ------------------

            Year ended December 31, 1994:
                 U.S. Federal                           $         944,000     $         500,000     $        1,444,000
                 State                                            332,000               112,000                444,000
                 Foreign                                          304,000              --                      304,000
                                                        ------------------     -----------------     ------------------

                                                        $       1,580,000     $         612,000     $        2,192,000
                                                        ==================     =================     ==================


            Year ended December 31, 1995
                 U.S. Federal                           $       1,616,000     $       (144,000)     $        1,472,000
                 State                                            187,000              (32,000)                155,000
                 Foreign                                        1,342,000              --                    1,342,000
                                                        ------------------     -----------------     ------------------

                                                        $       3,145,000     $       (176,000)     $        2,969,000
                                                        ==================     =================     ==================

            Year ended December 31, 1996
                 U.S. Federal                           $       2,143,000     $       (837,000)     $        1,306,000
                 State                                            792,000             (178,000)                614,000
                 Foreign                                        1,684,000              --                    1,684,000
                                                        ------------------     -----------------     ------------------

                                                        $       4,619,000     $     (1,015,000)     $        3,604,000
                                                        ==================     =================     ==================



         For  the  years  ended   December   31,  1994,   1995  and  1996,   the
reconciliation of statutory to effective income taxes is as follows:

                                                                        Year ended December 31,
                                                     --------------------------------------------------------------
                                                            1994                  1995                  1996
                                                     ------------------    ------------------    ------------------
      Income taxes using the Federal
        statutory rate of 34%                       $         2,077,000   $         2,323,000    $        3,667,000
      State income taxes, net of Federal tax
        benefit                                                 293,000               103,000               404,000
      Change in valuation allowance and credit
        and net operating loss utilization, net                (394,000)               40,000              (886,000)
      Foreign taxes at net rates different
        from U.S. Federal rates                                  96,000               722,000               269,000
      Foreign tax credit                                           -                 (336,000)             (372,000)
      Acquisition costs                                            -                     -                  440,000
      Other, net                                                120,000               117,000                82,000
                                                     ------------------    ------------------    ------------------
                                                    $         2,192,000   $         2,969,000    $        3,604,000
                                                     ==================    ==================    ==================

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1996, are presented below:

                                                                                                    1995            1996
                                                                                               --------------- ---------------
      Deferred tax assets:
           Accounts receivable principally due to allowance for doubtful accounts             $       123,000  $      369,000
           Inventories, principally due to additional costs inventoried for tax purposes
               pursuant to the Tax Reform Act of 1986                                                  47,000         114,000
           Compensated absences, principally due to accrual for financial reporting  purposes         111,000         158,000
           Accruals and reserves                                                                      203,000             --
           Research and experimentation credit carryforwards                                          610,000         523,000
           Deferred rent                                                                              299,000         214,000
           Plant and equipment, principally due to differences in depreciation and
              capitalized interest                                                                    175,000         227,000
           Deferred revenues                                                                        1,657,000       1,684,000
           Foreign currency loss                                                                       59,000         113,000
           Acquisition-related items                                                                  287,000         521,000
           State deferred tax asset                                                                   629,000         884,000
           U.S. net operating loss carryforwards                                                      165,000         431,000
           Non-U.S. net operating loss carryforwards                                                  435,000          87,000
           Other                                                                                       28,000          95,000
                                                                                               --------------- ---------------

      Total gross deferred tax assets                                                              4,828,000       5,420,000
      Less valuation allowance                                                                    (4,828,000)     (4,175,000)
                                                                                               --------------- ---------------

      Net deferred tax assets                                                                           --         1,245,000


      Deferred tax liabilities:
           Capitalized software costs                                                               1,496,000       1,670,000
           State deferred tax liability                                                               370,000         464,000
           Other                                                                                      149,000         111,000
                                                                                               --------------- ---------------

      Net deferred tax liability                                                              $     2,015,000  $    1,000,000
                                                                                               =============== ===============



     The valuation allowance decreased $846,000, $821,000 and $653,000 in 1994, 1995 and 1996, respectively.

     As of December 31, 1996, Jandel had net operating loss carryforwards of approximately $1,356,000 and $606,000 for Federal and state purposes respectively, expiring in years 2000 through 2010. As of December 31, 1996, Jandel also had net operating loss carryforwards for Jandel Scientific GmbH totaling approximately $60,000.

     Jandel has available as of December 31, 1996, Federal and state research and experimentation tax credit carryforwards of approximately $523,000 and $271,000, respectively, which expire in the years 2004 through 2010.

     Due to the merger with SPSS, Jandel's ability to utilize net operating loss and credit carryforwards may be affected.

(10)       Capital Stock

         Subsequent to the August 1993 initial public offering, three former holders of Class B Common Stock of the Company exercised their statutory rights to dissent from the value at which their stock was redeemed. During 1993, the court issued an order valuing the dissenting shareholders' stock at $20.70 per share (or $520,025 for the total stock value, before adjustment for the above one-for-three stock split), plus interest at the rate of 9% per annum from October 10, 1990 until payment, and awarded attorneys fees and costs incurred by the former shareholders. The Company filed an appeal related to this matter to challenge the trial procedure, the court's valuation of the stock and the award of attorneys' fees and costs. The Company had posted a bond of $1,184,000 during the pendency of the appeal. On February 3, 1995, the Company's Petition for Leave to Appeal was denied by the Illinois Supreme Court. Subsequently, the Company paid the judgment and settled all remaining claims, and on April 16, 1995, the court entered an Agreed Order of Dismissal with Prejudice of all pending claims, defenses and counterclaims.

         In February 1995, the Company and certain Selling Stockholders completed an offering of Common Stock in which the Company sold 700,000 shares of Common Stock and the Selling Stockholders sold 921,916 shares of Common Stock, at a public offering price of $11.375 per share, and each sold an additional 208,287 and 35,000 shares, respectively, when the underwriters exercised their overallotment option in March 1995. After the underwriters' discounts and other offering expenses, the Company received approximately $9,127,000 in net proceeds from its sale of 908,287 shares of Common Stock in the offering.

(11)       Research and Development Limited Partnerships

         The Company entered into agreements with limited partnerships in 1981, 1982 and 1985 to perform research and development for new and existing computer software. Certain of the general and limited partners of these partnerships are officers of the Company and under these agreements, the Company incurred royalty expense to the partnerships of $349,000, $361,000 and $349,000, for the years ended December 31, 1994, 1995 and 1996.

(12)       Stock Options

         On January 16, 1992, the Company adopted a Stock Option Plan for certain key employees. Options vest either immediately or over a four year period. In September 1994, the Company granted options to purchase 150,000 shares of Common Stock to the principal owners of SYSTAT. In addition, in June 1995, the stockholders of the Company adopted the 1995 Equity Incentive Plan which authorizes the Board of Directors, under certain conditions, to grant stock options and shares of restricted stock to directors, officers, other key executives, employees and independent contractors.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. All options under the plans have been granted at exercise prices not less than the market value at the date of the grant. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income available to stockholders would have been decreased to the pro forma amounts indicated below:

                                                                                 1995                   1996
                                                                          ------------------     ------------------

         Net income available to common stockholders
             As reported                                                 $        3,875,000     $        7,182,000
             Pro forma                                                            3,662,000              6,492,000
         Earnings per common and common equivalent share
             As reported                                                               0.48                   0.85
             Pro forma                                                                 0.45                   0.77



         Under the stock option plans, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1995 and 1996, respectively; no expected dividend yield; expected volatility of 25 percent; risk free interest rates of 6.53% and 6.53% and expected lives of 8 years. Additional information regarding options is as follows:

                                        1994                                  1995                              1996

                            ---------------------------------  --------------------------------   --------------------------------
                                                  Weighted                          Weighted                           Weighted
                                                  average                           average                            average
                                                  exercise                          exercise                           exercise
                                Options            price           Options           price            Options           price
                            ----------------   --------------  ---------------   --------------   ---------------   --------------

Outstanding at beginning
   of year                          624,054  $          3.12          833,117   $         4.73         1,106,869   $         7.02
     Granted                        231,450             9.07          305,373            12.86           406,621            21.04
     Forfeited                       (7,961)            9.26          (10,095)           11.37           (14,702)           11.88
     Exercised                      (14,426)            2.38          (21,526)            1.81          (119,712)            8.23
                            ----------------   --------------  ---------------   --------------   ---------------   --------------

Outstanding at end of year          833,117             4.73        1,106,869             7.02         1,379,076            10.39

Options exercisable at
   year end                         438,980             2.67          605,808             3.77           722,029             5.23





         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1996:

                                                             Weighted
                                                              average          Weighted                              Weighted
                                                             remaining          average                               average
                                            Options         contractual        exercise           Options            exercise
         Range of exercise prices         outstanding          life              price          exercisable            price
      -------------------------------   ---------------   ---------------   ---------------   ----------------    ---------------

     $             1.05                        406,326              4.70   $          1.05            398,049    $          1.05
                8.00-9.125                     302,370              7.19              8.72            206,378               8.66
               12.875-14.75                    472,880              8.63             13.99            117,602              13.37
               18.875-25.125                   197,500              9.46             23.54              --                  --
                                        ---------------   ---------------   ---------------   ----------------    ---------------
                                             1,379,076              7.27   $         10.39            722,029    $          5.23



(13)       Subsequent Events (unaudited)

     Effective March 14, 1997, the Company amended a $5,000,000 unsecured, 364-day revolving credit facility available for advances pursuant to a definitive credit agreement. The Company pays a facility fee of 0.25% on the unused portion of the facility. If the Company does borrow against the facility, interest will be charged at the Bank of America reference rate (8.25% at March 15, 1997).

(14)     Unaudited Quarterly Financial Information

The following is a summary of the unaudited interim results of operations for each of the quarters ended in 1995 and 1996.

                                   Mar. 31,    June 30,    Sept. 30,   Dec. 31,    Mar. 31,     June 30,    Sept. 30,     Dec. 31,
                                     1995        1995         1995       1995        1996         1996         1996         1996
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------

Net revenues:
  Desktop products                    $13,031    $13,264      $13,982    $16,589     $15,962      $15,440      $16,287       $18,578
  Large System products                 2,560      2,550        2,782      2,802       2,855        2,612        2,674         2,598
  Other products and services           1,855      1,703        1,187      1,489       1,302        1,828        1,873         1,980
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
      Net revenues                     17,446     17,517       17,951     20,880      20,119       19,880       20,834        23,156
Cost of revenues                        1,681      1,818        2,012      2,198       2,007        2,066        2,165         2,217
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Gross profit                           15,765     15,699       15,939     18,682      18,112       17,814       18,669        20,939
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Operating expenses:
  Sales and marketing                   9,345      9,790        9,612     10,145      10,593       10,138        9,865        10,749
  Product development                   2,503      2,718        2,994      2,648       3,033        3,277        3,531         3,225
  General and administrative            1,467      1,600        1,536      1,674       1,691        1,744        1,902         1,639
  Nonrecurring items (a)                    -          -            -      2,466           -            -            -             -
  Acquisition-related charges (b)           -          -            -      1,051           -            -          980         2,656
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
      Operating expenses               13,315     14,108       14,142     17,984      15,317       15,159       16,278        18,269
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Operating income                        2,450      1,591        1,797        698       2,795        2,655        2,391         2,670
Net interest income (expense)             (2)         18           69         91         122          104           84            99
Other income (expenses)                    67         75          (1)        (9)        (50)         (56)         (84)            56
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Income before income taxes              2,515      1,684        1,865        780       2,867        2,703        2,391         2,825
Income tax expense                        756        663          788        762       1,000          930          773           901
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Net income                             $1,759     $1,021       $1,077        $18      $1,867       $1,773       $1,618        $1,924
                                 ============= ========== ============ ==========  ========== ============ ============ ============
Net earnings per share                  $0.24      $0.13        $0.13      $0.00       $0.23        $0.21        $0.19         $0.23
                                 ============= ========== ============ ==========  ========== ============ ============ ============
Shares used in per share calculation    7,481      8,001        8,228      8,296       8,250        8,361        8,397         8,493
                                 ============= ========== ============ ==========  ========== ============ ============ ============


                                 ---------------------------------------------------------------------------------------------------
                                   Mar. 31,    June 30,    Sept. 30,   Dec. 31,    Mar. 31,     June 30,    Sept. 30,     Dec. 31,
                                     1995        1995         1995       1995        1996         1996         1996         1996
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Net revenues:
  Desktop products                        75%        76%          78%        80%         79%          78%          78%           80%
  Large System products                   15%        14%          15%        13%         14%          13%          13%           11%
  Other products and services             11%        10%           7%         7%          6%           9%           9%            9%
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
      Net revenues                       100%       100%         100%       100%        100%         100%         100%          100%
Cost of revenues                          10%        10%          11%        11%         10%          10%          10%           10%
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Gross profit                              90%        90%          89%        89%         90%          90%          90%           90%
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Operating expenses:
  Sales and marketing                     54%        56%          53%        49%         53%          51%          47%           46%
  Product development                     14%        16%          17%        12%         15%          17%          17%           14%
  General and administrative               8%         9%           9%         8%          8%           9%           9%            7%
  Nonrecurring items (a)                    -          -            -        12%           -            -           5%             -
  Acquisition-related charges (b)           -          -            -         5%           -            -            -           12%
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
      Operating expenses                  76%        81%          79%        86%         76%          77%          78%           79%
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Operating income                          14%         9%          10%         3%         14%          13%          12%           11%
Net interest income (expense)               -          -            -         1%           -           1%            -            1%
Other income (expense)                      -         1%            -          -           -            -            -             -
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Income before income taxes                14%        10%          10%         4%         14%          14%          12%           12%
Income tax expense                         4%         4%           4%         4%          5%           5%           4%            4%
                                 ------------- ---------- ------------ ----------  ---------- ------------ ------------ ------------
Net income                                10%         6%           6%          -          9%           9%           8%            8%
                                 ============= ========== ============ ==========  ========== ============ ============ ============


(a)  Write-off  in  December  1995,   principally  of  certain  software  assets
     capitalized more than two years ago.

(b) Write-off in December 1995, principally of acquired and in-process technology in conjunction with the acquisition of BMDP Statistical
     Software, Inc. Expenses in September and December, 1996, in conjunction with mergers with Clear Software, Inc. and Jandel Corporation, accounted for as pooling-of-interests.

                                   Schedule II

                                    SPSS Inc.

                        Valuation and qualifying accounts

                  Years ended December 31, 1994, 1995 and 1996



                                                                             Additions
                                                                 ---------------------------------
                                                    Balance at       Charged to        Charged to                        Balance at
                                                      Beginning of   Costs and          Other                              End of
                Description                             Period       Expenses          Accounts         Deductions         Period
---------------------------------------------   ---------------  ----------------  ---------------   ---------------  --------------

1994
Allowance for doubtful accounts,
  product returns, and cancellations           $        543,000  $    255,000     $   1,915,000     $   2,147,000     $     566,000
Inventory obsolescence reserve                          125,000       233,000             --             112,000            246,000

1995
Allowance for doubtful accounts,
  product returns, and cancellations           $        566,000  $    336,000     $   1,755,000     $   1,746,000     $      911,000
Inventory obsolescence reserve                          246,000       153,000             --             158,000             241,000

1996
Allowance for doubtful accounts,
  product returns, and cancellations           $        911,000  $    931,000     $   1,900,000     $   2,051,000     $    1,691,000
Inventory obsolescence reserve                          241,000       146,000            50,000           205,000            232,000


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with accountants during fiscal year 1996.


                                    Part III

Item 10.  Executive Officers and Directors

         The following table sets forth certain information as of March 14, 1997 with respect to each person who is an executive officer or director of the Company.


Name                      Age                            Position

Norman Nie................ 53    Chairman of the Board of Directors

Jack Noonan............... 49    Director, President and Chief Executive Officer

Edward Hamburg............ 45    Senior Vice President, Corporate Operations,
                                   Chief Financial Officer and Secretary

Louise Rehling............ 53    Senior Vice President, Product Development

Mark Battaglia............ 37    Vice President, Corporate Marketing

Ian Durrell............... 54    Vice President, International

Susan Phelan.............. 40    Vice President, Domestic Sales and Services

Bernard Goldstein (1)(2).. 66    Director

Fredric Harman (1)(2)..... 36    Director

Merritt Lutz (1).......... 54    Director

---------------------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee


     Norman Nie, Chairman of the Board and co-founder of the Company, designed the Company's original statistical software beginning in 1967 and has been a Director and Chairman of the Board since the Company's inception in 1975. He served as Chief Executive Officer of the Company from 1975 to 1991. In addition to his current responsibilities as Chairman of the Board, Dr. Nie is a professor in, and has previously chaired the Political Science Department at the University of Chicago, where his research specialties include public opinion, voting behavior and citizen participation. He has received two national awards for his books in these areas. Dr. Nie received his Ph.D. from Stanford University.

     Jack Noonan has served as Director and President and Chief Executive Officer since joining the Company in January 1992. Mr. Noonan was President and Chief Executive Officer of Microrim Corp., a developer of database software products, from 1990 until December 1991. Mr. Noonan served as Vice President of the Product Group of Candle Corporation, a developer of IBM mainframe system software, from 1985 to 1990. Mr. Noonan holds an engineering degree from the Rockford School of Business and Engineering in Rockford, Illinois.

     Edward Hamburg, Senior Vice President, Corporate Operations, Chief Financial Officer and Secretary, was elected Senior Vice President, Corporate Operations in July 1992, Chief Financial Officer in June 1993 and Secretary in June 1994. Dr. Hamburg previously served as Senior Vice President, Business Development, and was responsible for product and technology acquisitions as well as joint venture opportunities. Dr. Hamburg first joined the Company in 1978 and served in a variety of marketing and product management capacities. He joined the faculty at the University of Illinois at Chicago in 1982, and returned to the Company in 1986. Dr. Hamburg received his Ph.D. from the University of Chicago.

     Louise Rehling, Senior Vice President, Product Development, oversees management of all stages of product development and is responsible for corporate computer networks. Ms. Rehling joined SPSS in 1982 as Vice President of Development and Services and has served in her current position since 1987. Ms. Rehling received her B.S. in Mathematics from the University of Illinois and her M.S. in Information Sciences and her M.A. in Psychology from the University of Chicago.

     Mark Battaglia, Vice President, Corporate Marketing, joined SPSS in October 1988. Mr. Battaglia served as Vice President of Marketing at London House, a publisher in the Maxwell Communications family, from June 1987 until joining the Company. Mr. Battaglia received his M.B.A. in 1984 from the University of Chicago.

         Ian Durrell has served as Vice President, International, since February 1991. Prior to that time, he served as head of European marketing for Unify Corporation, a supplier of relational database management systems, and was a partner of Partner Development International, a strategic partnering firm from 1987 to 1989. Mr. Durrell graduated from the Royal Military Academy, Sandhurst, in the United Kingdom.

     Susan Phelan, Vice President, Domestic Sales and Services, joined SPSS in 1980 as a sales representative. She assumed her current position in 1987. Ms. Phelan received her M.B.A. from the University of Illinois at Chicago.

         Bernard Goldstein has been a Director of the Company since 1987. He is a Director of Broadview Associates, LLC ("Broadview"), which he joined in 1979. He is a past President of the Information Technology Association of America ("ITAA"), the industry trade association of the computer service industry, and past Chairman of the Information Technology Foundation. Mr. Goldstein is a Director of Apple Computer Inc., Franklin Electronic Publishers, Inc., Sungard Data Systems, Inc., Enterprise Systems Inc., and several privately held companies. He is a graduate of both the Wharton School of the University of Pennsylvania and the Columbia University Graduate School of Business.

     Fredric Harman has been a Director of the Company since October 1990. Since June 1994 he has been a General Partner of Oak Investment Partners, a venture capital firm. He was formerly a General Partner of Morgan Stanley Venture Partners L.P. ("MSVP"), the General Partner of Morgan Stanley Venture Capital Fund L.P. ("MSVCF"). Mr. Harman joined Morgan Stanley in 1987 as an Associate of Morgan Stanley Venture Capital Inc. ("MSVC") and was named a Vice President of MSVC in 1992. He is also a Director of ILOG S.A. and several privately held companies. He received his M.B.A. from the Harvard University Graduate School of Business and his M.S. in Electrical Engineering from Stanford University.

         Merritt Lutz has been a Director of the Company since 1988. He is currently a Managing Director of Morgan Stanley & Co. Incorporated ("Morgan Stanley"), managing the firm's internal strategic technology investments. Previously, he was President of Candle Corporation, a worldwide supplier of systems software from 1989 to November 1993. Mr. Lutz is a Director of Interlink Electronics (Nasdaq) and Algorithmics, Inc., a privately held company. He also is a member of technology advisory boards for

Nasdaq and the Chairman's Committee for the Computerworld Smithsonian Awards organization. He holds a bachelors and masters degree from Michigan State University.

     Guy de Chazal was a Director of the Company from October 1990 through the end of 1996. He is currently a Managing Director of Morgan Stanley. He joined Morgan Stanley in 1986 as a Vice President of MSVC and was named President of MSVC in 1991. Mr. de Chazal is a General Partner of MSVP, the General Partner of MSVCF. Mr. de Chazal is a Director of PageMart Nationwide, Inc., Cytyc, Inc. and several privately held companies. Mr. de Chazal received his M.B.A. from Harvard Graduate School of Business.

     The Company's Board of Directors is divided into three classes serving staggered three-year terms. Mr. Noonan is serving a three-year term expiring at the 1997 Annual Meeting. Messrs. Harman and Lutz are serving three-year terms expiring at the 1998 Annual Meeting. Mr. Goldstein and Dr. Nie are serving three-year terms expiring at the 1999 Annual Meeting. For a discussion of the nomination rights granted to certain stockholders of the Company, see "Related Transactions-Stockholders Agreement."

Key Employee

     In addition to the executive officers and directors named above, Leland Wilkinson is a key employee of the Company. Dr. Wilkinson joined SPSS in September 1994 as part of the Company's acquisition of SYSTAT. Dr. Wilkinson was the founder of SYSTAT and from its inception served as its President and Chief Executive Officer. He is a recognized authority in statistical analysis generally and the graphical display of data in particular. Dr. Wilkinson was a member of the faculty of the University of Illinois at Chicago and currently serves on the faculty of Northwestern University. He received his Ph.D. from Yale University.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company believes that during 1996 its officers, directors and owners of more than ten percent of its Common Stock complied with all filing requirements under Section 16(a) of the Securities and Exchange Act of 1934 except as described below. Four reporting persons filed Form 5 reports to disclose transactions subject to Form 4 requirements. Jack Noonan exercised 20,000 options and sold the underlying securities in the second quarter of 1996. Norman H. Nie disposed of 65,000 shares of Common Stock held of record by the Norman H. Nie Revocable Trust, dated March 15, 1991, in the third quarter of 1996. Louise Rehling disposed of 10,000 shares of Common Stock in the second quarter of 1996 and 5,000 shares of Common Stock in the third quarter of 1996. Merritt Lutz purchased 3,800 and 1,700 shares of Common Stock in the first quarter of 1996.

Item 11.  Executive Compensation

         The following tables set forth (a) the compensation paid or accrued by the Company to the Chief Executive Officer ("CEO"), and each of the five most highly compensated officers of the Company, other than the CEO, serving on December 31, 1996 (the "named executive officers") for services rendered to the Company in all capacities during 1994, 1995, and 1996, (b) certain information relating to option grants made to the named executive officers in 1996 and (c) certain information relating to options held by the named executive officers. The Company made no grants of freestanding stock appreciation rights ("SARs") in 1994, 1995, or 1996, nor did the Company make any awards in 1994, 1995 or 1996 under any long-term incentive plan.

                                            SUMMARY COMPENSATION TABLE
                                             Annual Compensation                   Long Term Compensation
                                    ------------------------------------   ---------------------------------------
                                                                                  Awards           Payouts
                                                                           ---------------------   -------
Name and Principal Position    Year     Salary      Bonus       Other      Restricted  Securities   LTIP     All
                                     Compensation              Annual        Stock     Underlying  Payouts  Others
                                          ($)        ($)     Compensation   Awards    Options/SARs
                                                                 ($)        ($)((1)     (#)(2)        ($)     ($)
----------------------------  ------  -----------  --------   ----------   --------  -----------   -------  ------

Jack Noonan,................   1996    $235,000    $185,147      none        none      70,000       none     none
         President and Chief   1995    $235,000    $167,973      none        none      55,000       none     none
         Executive Officer     1994    $235,000    $ 73,920      none        none      20,000       none     none

Ian Durrell,................   1996    $197,000    $ 51,401      none        none      25,000       none     none
         Vice President,       1995    $197,000    $ 46,070      none        none      25,000       none     none
         International(3)      1994    $197,000    $ 38,110      none        none      10,000       none     none

Edward Hamburg,.............   1996    $156,000    $ 90,578      none        none      25,000       none     none
         Senior Vice President,1995    $156,000    $ 73,952      none        none      25,000       none     none
         Corporate Operations  1994    $156,000    $ 36,420      none        none      10,000       none     none
         and Chief Financial
         Officer

Louise Rehling,.............   1996    $135,200    $ 64,808      none        none      25,000       none     none
         Senior Vice President,1995    $135,200    $ 65,180      none        none      25,000       none     none
         Product Development   1994    $135,200    $ 25,370      none        none      10,000       none     none

Mark Battaglia,.............   1996    $110,000    $ 88,432      none        none      25,000       none     none
         Vice President,       1995    $100,000    $ 81,750      none        none      25,000       none     none
         Corporate Marketing   1994    $100,000    $ 44,120      none        none      10,000       none     none

Susan Phelan,...............   1996    $100,000    $ 76,387      none        none      25,000       none     none
         Vice President,       1995    $100,000    $ 78,024      none        none      25,000       none     none
         Domestic Sales and    1994    $ 85,000    $ 39,160      none        none      10,000       none     none
         Services


     For the year ended December 31, 1996, non-employee directors of the Company were entitled to receive 10,000 conditional options. Each director was also reimbursed by the Company for reasonable expenses incurred in connection with services provided as a director. During 1996, Dr. Nie received compensation of $70,000 per year for product development work on a part-time basis.
------------------------------------------------

(1) On December 31, 1996, Dr. Hamburg, Ms. Rehling and Ms. Phelan held 10,000, 4,180 and 1,925 shares, respectively, of restricted Common Stock having a market value, based on the closing price of the Common Stock on such date, of $278,750, $116,518 and $53,659, respectively.

(2) Amounts reflected in this column are for grants of stock options for the Common Stock of the Company. No SARs have been issued by the Company.

(3) Payments and options set forth in the table for Mr. Durrell reflect payments and option grants to Valletta Investments Limited ("Valletta"), a consulting company controlled by Mr. Durrell. Mr. Durrell does not receive any personal benefits or perquisities, payments of salary and bonus, awards of options or other compensation from the Company in his individual capacity.

         The following table sets forth the number of options to purchase Common Stock granted to each of the named executive officers during 1996.

                                              1996 OPTION/SAR GRANTS

                                                   Individual Grants

           Name                   Number of        Percent       Exercise or   Latest       Possible Realizable
                                 Securities         Total         Base Price  Possible       Value at Assumed
                                 Underlying      Options/SARs       ($/Sh)   Expiration            Annual
                                 Options/SARs     Granted to                    Date        Rates of Stock Price
                                 Granted (#)     Employees in                                 Appreciattion For
                                                     1996                                      Option Term (1)
                                                                                             5%($)        10%($)
---------------------------     --------------  --------------  -----------  -----------  -----------  -------------

Jack Noonan................         70,000         20.26%        $14.625      02/16/06     $687,853    $1,743,156
Ian Durrell(2).............         25,000          7.24%         $14.625     02/16/06     $245,662      $622,556
Edward Hamburg.............         25,000          7.24%         $14.625     02/16/06     $245,662      $622,556
Louise Rehling.............         25,000          7.24%         $14.625     02/16/06     $245,662      $622,556
Mark Battaglia.............         25,000          7.24%         $14.625     02/16/06     $245,662      $622,556
Susan Phelan...............         25,000          7.24%         $14.625     02/16/06     $245,662      $622,556


----------------------------------

(1) In satisfaction of applicable SEC regulations, the table sets forth the potential realizable values of such options, upon their latest possible expiration date, at arbitrarily assumed annualized rates of stock price appreciation of five and ten percent over the term of the options. The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options at the end of the ten-year period starting with their vesting commencement dates, based on the assumptions set forth above. Because actual gains will depend upon, among other things, the actual dates of exercise of the options and the future performance of the Common Stock in the market, the amounts reflected in this table may not reflect the values actually realized. No gain to the named executive officers is possible without an increase in stock price which will benefit all stockholders proportionately. Actual gains, if any, on option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and general stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved, or that the stock price will not be lower or higher than projected at five and ten percent assumed annualized rates of appreciation.

(2) Options reflected in the table for Mr. Durrell are options granted to Valletta.

                   AGGREGATED OPTION/SAR EXERCISES IN 1996 AND
                           YEAR-END OPTION/SAR VALUES

                                                                                                   Value of
                                                                          Number of               Unexercised
                                                                         Unexercised             In-the-Money
                                                                       Options/SARs at          Options/SARs at
                                                                           Year-End                Year-End
                                        Shares                              (#)(1)                 ($)(1)(2)
                                                                     --------------------   -----------------------
                                     Acquired on         Value           Exercisable/             Exercisable/
                                       Exercise         Realized         Unexercisable           Unexercisable
Name                                     (#)            ($)(1)(4)
--------                           ----------------   ------------   --------------------   -----------------------

Jack Noonan....................         20,000          $479,000       153,748/109,919       $4,285,726/$3,063,992
Ian Durrell (3)................          None             N/A           45,707/43,626        $1,274,083/$1,216,075
Edward Hamburg.................          None             N/A           80,707/43,626        $2,249,708/$1,216,075
Louise Rehling.................          None             N/A           74,040/43,626        $2,063,865/$1,216,075
Mark Battaglia.................          None             N/A           60,707/43,626        $1,692,208/$1,216,075
Susan Phelan...................          None             N/A           59,010/43,657        $1,644,904/$1,216,939



----------------------------------

(1) All information provided is with respect to stock options. No SARs have been issued by the Company.

(2) These amounts have been determined by multiplying the aggregate number of options by the difference between $27.875, the closing price of the Common Stock on the Nasdaq National Market on December 31, 1996, and the exercise price for that option.

(3) Options reflected in the table for Mr. Durrell are options granted to Valletta.

(4) These amounts have been determined by multiplying the aggregate number of options exercised by the difference between the closing price of the Common Stock on the Nasdaq National Market on the date of exercise and the exercise price for that option.


Employment Agreements

         The Company entered into an employment agreement with Jack Noonan on January 14, 1992. This employment agreement provides for a one-year term with automatic one-year extensions unless Mr. Noonan or the Company gives a written termination notice at least 90 days prior to the expiration of the initial term or any extension thereof. It also provides for a base salary of $225,000 during the initial term, together with the same benefits provided to other employees of the Company. Mr. Noonan's base compensation is subject to annual review by the Board of Directors and was increased to $235,000 for 1993, 1994, 1995 and 1996. If the Company terminates Mr. Noonan's employment without cause, the Company must pay Mr. Noonan an amount equal to 50% of Mr. Noonan's annual base salary in effect at the time of termination. This amount is payable in 12 equal monthly installments, and the obligation to make these payments ceases if Mr. Noonan finds other employment at a comparable salary. The employment agreement requires Mr. Noonan to refrain from disclosing confidential information of the Company and to abstain from competing with the Company during his employment and for a period of one year thereafter. Except for the employment agreements with Mr. Noonan and Dr. Wilkinson, and a management services agreement with Valletta described below (pursuant to which Ian Durrell has been engaged to act as Vice President, International and to head the Company's non-Western Hemisphere operations), none of the senior management or key technical employees of the Company are subject to employment or similar agreements, although the Company does have confidentiality and
work-for-hire   agreements  with  many  of  its  key  management  and  technical personnel.

         The Company entered into an employment agreement with Leland Wilkinson on September 23, 1994 to be employed by SPSS as Senior Vice President, SYSTAT Products. The employment agreement continues through December 31, 1999 and provides for a base annual salary of $135,000 plus a bonus and other fringe benefits customarily received by other SPSS senior executives. In addition, he was granted options to purchase an aggregate of 135,000 shares of Common Stock at a price of $9.00 per share. The vesting of these options shall occur on the same schedule as options granted under the Amended 1991 Stock Option Plan. Each year Dr. Wilkinson shall be reviewed by the Board of Directors with regard to salary and bonus and shall participate in the bonus plan to the same extent as comparable SPSS executives. The employment agreement may be terminated prior to its expiration by Dr. Wilkinson or the Company effective 45 days after written notice by either party. If the employment agreement is terminated by Dr. Wilkinson, he shall receive a pro-rata share of his salary and bonus earned through the date of termination. In the event the employment agreement is terminated by the Company without cause, Dr. Wilkinson is entitled to receive his annual base salary and bonus until the expiration date of the employment agreement. The employment agreement requires that Dr. Wilkinson refrain from disclosing any confidential information of the Company and that he shall have no right, title or interest in any of the confidential property, including confidential property that Dr. Wilkinson has developed or develops during his employment with SPSS. The employment agreement also requires that Dr. Wilkinson abstain from competing with the Company during his employment and for a period of six months thereafter.

Management Services Agreement

         The Company has entered into a management services agreement with Valletta, pursuant to which Ian Durrell's services are provided to the Company. Either Valletta or the Company may terminate the agreement at any time upon 30 days' written notice; provided that, if the Company terminates the agreement under the 30-day notice provision without cause, Valletta is entitled to termination payments equal to 50% of its annual compensation then in effect in six equal monthly installments. The Agreement provides that Valletta is to receive annual compensation at a rate established by the Board of Directors plus incentive compensation if specified performance standards are satisfied. For 1996, Valletta's aggregate compensation, including bonus, was $248,401. The management services agreement requires Valletta to refrain from disclosing confidential information about the Company and to abstain from competing with the Company during the term of the management services agreement and for a period of eighteen months thereafter. Mr. Durrell has agreed to be bound by the terms and conditions of the management services agreement.

Compensation Committee Interlocks and Insider Participation

     Messrs. Goldstein, Harman and Lutz are directors and members of the Compensation Committee. None of the members of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 21, 1997, the number and percentage of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in a footnote, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

         The business address for Mr. Lutz is the office of Morgan Stanley at 750 Seventh Avenue, 16th floor, New York, New York 10019. The business address of Mr. Goldstein is the office of Broadview Associates, L.P., One Bridge Plaza, Fort Lee, New Jersey 07024. The business address of Fredric Harman is the office of Oak Investment Partners, 525 University Avenue, Suite 1300, Palo Alto, California 94301. The business address of Kopp Investment Advisors, Inc. is 6600 France Avenue South, Suite 672, Edina, Minnesota 55435. The business address of each other person listed below is 444 North Michigan Avenue, Chicago, Illinois 60611.

                                                             Shares
                                                       Beneficially Owned

Name                                                 Number         Percent
Norman H. Nie, individually, as Trustee of the
  Nie Trust and as a Director and President
    of the Norman and Carol Nie Foundation(1).... 1,174,545          15.1%
Kopp Investment Advisors, Inc/LeRoy C. Kopp(2)...   456,900           5.9%
Jack Noonan(3)...................................   186,159           2.4%
Bernard Goldstein(4).............................    33,641            *
Louise Rehling(5)................................    88,517           1.1%
Edward Hamburg(6)................................   100,804           1.3%
Mark Battaglia(7)................................    71,187            *
Susan Phelan(8)..................................    71,063            *
Ian Durrell(9)...................................    55,804            *
Merritt M. Lutz(10)..............................    21,751            *
Fredric Harman(11)...............................     2,966            *
All directors and executive officers as
a group (11 persons)(12)                          1,806,437          21.6%


----------------------------------

* The percentage of shares beneficially owned does not exceed 1% of the Common Stock.

(1) Includes 72,912 shares which are subject to currently exercisable options; 110,433 shares held of record by the Norman and Carol Nie Foundation (the "Nie Foundation"); and 991,200 shares held by the Nie Trust. Dr. Nie shares voting and investment power over the 110,433 shares held by the Nie Foundation with Carol Nie.

(2) Although Kopp Investment Advisors, Inc. ("KIA") exercises investment discretion as to these shares, neither KIA nor LeRoy C. Kopp (100% owner of KIA) vote the vast majority of these shares, and neither is the record owner of them.

(3)  Includes 179,740 shares subject to currently exercisable options.

(4)  Includes 2,918 shares subject to currently exercisable options.

(5) Includes 200 shares held in the Stella S. Hechtman Trust (the "Trust"). Ms. Rehling is the Trustee and has the voting and investment power over the 200 shares held in the Trust. She disclaims beneficial ownership of these shares. Includes 84,137 shares subject to currently exercisable options.

(6)  Includes 90,804 shares subject to currently exercisable options.

(7)  Includes 70,804 shares subject to currently exercisable options.

(8)  Includes 69,138 shares subject to currently exercisable options.

(9) Mr. Durrell is the beneficial owner of these shares, which consist solely of 55,804 shares subject to currently exercisable options held of record by Valletta.

(10) Includes 2,918 shares subject to currently exercisable options.

(11) Includes 2,918 shares subject to currently exercisable options.

(12) Includes 632,093 shares subject to currently exercisable options.

Item 13.  Certain Relationships and Related Transactions

Transactions with Norman Nie

     Dr. Nie received 10,000 conditional options for his services as Chairman of the Board in 1996 and $70,000 for product development work on a part-time basis. Dr. Nie is a limited partner in CSDC, a research and development limited partnership to which the Company incurred royalty expense of $260,000 in 1994, $274,000 in 1995 and $255,000 in 1996.

Stockholders Agreement

         In connection with the Company's initial public offering, the Company and the individuals and entities who were stockholders prior to the initial public offering entered into an agreement (the "Stockholders Agreement") containing certain registration rights with respect to outstanding capital stock of the Company and granting to each of the Nie Trust and MSVCF, so long as they own beneficially more than 12.5% of the capital stock of the Company, the right to designate one nominee (as part of the management slate) in each election of directors at which directors of the class specified for such holder are to be elected. Since the completion of the February 1995 offering, MSVCF owned less than 12.5% and currently owns no capital stock of the Company.

         Pursuant to the Stockholders Agreement, the holders of restricted securities constituting more than seven percent of the outstanding shares at any time may require the Company to register under the Act all or any portion of the restricted securities held by the requesting holder or holders for sale in the manner specified in the notice. The Company is not bound to honor the request unless the proceeds from the registered sale can reasonably be expected to exceed $5,000,000. The Company estimates that the cost of complying with demand registration rights would be approximately $25,000 for a single registration.

         All of the stockholders who acquired their shares prior to the initial public offering have piggyback registration rights, which entitle them to seek inclusion of their Common Stock in any registration by the Company, whether for its own account or for the account of other security holders or both (except with respect to registration on Forms S-4 or S-8 or another form not available for registering restricted securities for sale to the public). In the event of a request to have shares included in a Registration Statement filed by the Company for its own account, the Company's underwriters may generally reduce, pro rata, the amount of Common Stock to be sold by the stockholders if the inclusion of all such securities would be materially detrimental to the Company's offering.


                                     Part IV


Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)       (1) Financial statements commence on page 26:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1995 and 1996.

                  Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996

                  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

                  Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedule -- see page 45:

                  Schedule II       Valuation and qualifying accounts

                  Schedules not filed:

                    All schedules other than that indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          (3)  Exhibits   required  by  Item  601  of  Regulation   S-K.  (Note:
               Management contracts and compensatory plans or arrangements are underlined in the following list.)


                                                                                        Incorporation
Exhibit                                                                                by Reference
Number                        Description of Document                                  (if applicable)


     2.1            Agreement and Plan of Merger among SPSS Inc.,                         @2.1
                    SPSS ACSUB, Inc., Clear Software, Inc. and the
                    shareholders named therein, dated September 23, 1996.

     2.2            Agreement and Plan of Merger among SPSS Inc.,                         @@Annex A
                    SPSS Acquisition Inc. and Jandel Corporation,
                    dated October 30, 1996.

     3.1            Certificate of Incorporation of the Company                           * 3.2

     3.2            By-Laws of the Company                                                * 3.4

     4.1            Credit Agreement                                                    *** 4.1

     4.2            First Amendment to Credit Agreement

    10.1            Employment Agreement with Jack Noonan                                 + 10.1

    10.2            Agreement with Valletta                                              ** 10.2

    10.3            Agreement between the Company and                                    **  10.5
                    Prentice Hall

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

    10.9            SYSTAT Asset Purchase Agreement                                       ++ 10.9

    10.10           Employment Agreement with Leland Wilkinson                            ++10.10

    10.11           1994 Bonus Compensation                                              +++10.11

    10.12           Lease for Chicago, Illinois Office                                   +++10.12

    10.13           Amendment to Lease for Chicago, Illinois Office                      +++10.13

    10.14           1995 Equity Incentive Plan                                            x 10.14


    10.15           1995 Bonus Compensation                                              xx 10.15

    10.16           Lease for Chicago, Illinois Office                                   xx 10.16

    10.17           Amended and Restated 1995 Equity Incentive Plan                     xxx 10.17

    10.18           1996 Bonus Compensation

    10.19           Software Distribution Agreement between the
                    Company and Banta Global Turnkey

    21.1            Subsidiaries of the Company

    23.1            Consent of Independent Certified Public Accountants

    27.1            Financial Data Schedule

    99.0            Additional Exhibit



-------------------------------

@ Previously filed with SPSS Inc.'s Report on Form 8-K, dated September 26, 1996, filed on October 11, 1996, as amended on Form 8-K/A-1, filed November 1, 1996.

@@ Previously filed with Amendment No. 1 to Form S-4 Registration Statement of SPSS Inc. filed on November 7, 1996.

* Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732)

** Previously filed with Amendment No. 1 to Form S-1 Registration Statement of SPSS Inc. filed on July 23, 1993 (Registration No. 33-64732)

*** Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the Quarterly period ended September 30, 1993 (Registration No. 0-22194)

+ Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on June 22, 1993 (Registration No. 33-64732)

++ Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on December 5, 1994 (Registration No. 33-86858)

+++ Previously cited with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1994. (Registration No. 33-64732)

x    Previously filed with the Company's 1995 Proxy Statement.

xx Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1995 (Registration No. 33-64732).

xxx  Previously filed with the Company's 1996 Proxy Statement.


         (b) The Company filed the following reports on Form 8-K during the fourth quarter of fiscal year 1996.

(i) Report on Form 8-K, dated September 26, 1996, filed October 11, 1996, as amended on Report on Form 8-K/A-1, filed on November 1, 1996. The Report on Form 8-K reported that on September 26, 1996, SPSS acquired Clear Software, a Massachusetts corporation, for SPSS Common Stock valued at approximately $4.5 million in a merger accounted for as a pooling of interests. Pursuant to an Agreement and Plan of Merger, dated September 23, 1996, among SPSS, Clear Software and Vadim Yasinovsky, Marina Goldberg, Ella Kroll and six other minority shareholders of Clear Software, a wholly owned subsidiary of SPSS was merged into Clear Software, with Clear Software as the surviving corporation. The Report on Form 8-K and Form 8-K/A-1 was filed under Items 2 and 7 and included financial statements of Clear Software and certain pro forma financial information for SPSS which give effect to the merger applying the pooling of interests method of accounting.

(ii) Report on Form 8-K, dated November 20, 1996, filed on December 4, 1996. The Report on Form 8-K reported that on November 20, 1996, SPSS acquired the outstanding shares of capital stock of Jandel, a California corporation, from the shareholders of Jandel (the "Shareholders"), for SPSS Common Stock valued at approximately $9.0 million less the expenses of Jandel in respect of the transaction in a merger accounted for as a pooling of interests. Pursuant to an Agreement and Plan of Merger, dated October 30, 1996, among SPSS, SPSS Acquisition, Inc., a wholly-owned subsidiary of SPSS ("Acquisition") and Jandel, Acquisition was merged into Jandel, with Jandel as the surviving corporation. The Report on Form 8-K was filed under Item 2.

(iii)Report on Form 8-K, dated February 19, 1997, filed on March 10, 1997. The Report on Form 8-K reported the Company's revenues and earnings for the fourth quarter and year ended December 31, 1996. A news release and financials were attached and incorporated by reference.

                                   SIGNATURES


         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1997.


                              SPSS Inc.



                              By:       /s/ Jack Noonan
                                       Jack Noonan
                                       President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1997.


Signature                                          Title(s)



 /s/  Norman H. Nie                                Chairman of the Board of
Norman H. Nie                                          Directors



 /s/  Jack Noonan                                  President, Chief Executive
Jack Noonan                                            Officer and Director



 /s/  Edward Hamburg                               Senior Vice President,
Edward Hamburg                                       Corporate Operations,
                                                     Chief Financial Officer and
                                                     Secretary



 /s/  Robert Brinkmann                              Director Corporate Finance
 Robert Brinkmann                                     and Controller

 /s/  Bernard Goldstein                             Director
Bernard Goldstein



 /s/  Fredric W. Harman                             Director
Fredric W. Harman



 /s/  Merritt Lutz                                  Director
Merritt Lutz

                                  EXHIBIT INDEX


 Exhibit                                                          Sequential
Number                              Document Description         Page Number

 4.2              First Amendment to Credit Agreement.......         65

10.18             1996 Bonus Compensation...................         70

10.19             Software Distribution Agreement between
                  the Company and Banta Global Turnkey......         71

21.1              Subsidiaries of the Company...............        108

23.1              Consent of Independent Public Accountants         109

27.1              Financial Data Schedule...................        110

99.0              Additional Exhibits.......................        111