Form 10-Q
period 1997-03-31
SPSS INC
filed 1997-05-15
CIK 869570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1997



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


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

         As of May 1, 1997, there were 7,740,186 shares of common stock outstanding, par value $.01, of the registrant.

                                    SPSS Inc.
                                    Form 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE

 Item 1.           Financial Statements

                   Independent Auditors' Review Report                      3

                   Consolidated Balance Sheets
                   as of December 31, 1996 and
                   March 31, 1997 (unaudited)                               4

                   Consolidated Statements of Income
                   for the three months ended March 31, 1996
                   (unaudited) and 1997 (unaudited)                         5

                   Consolidated Statements of Cash Flows
                   for the three months ended March 31, 1996
                   (unaudited) and 1997 (unaudited)                         6

                   Notes to Consolidated Financial Statements               7

 Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operation             8


PART II - OTHER INFORMATION

 Item 1.           Legal Proceedings                                       11

 Item 6.           Exhibits and Reports on Form 8-K                        11

Item 1.           FINANCIAL STATEMENTS


                       Independent Auditors' Review Report


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1997. These consolidated financial statements are the responsibility of SPSS Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of SPSS Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                       /s/ KPMG Peat Marwick LLP
                                                           KPMG Peat Marwick LLP

Chicago, Illinois
April 29, 1997

                           SPSS Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                             December 31,           March 31,
                                                                                 1996                  1997
                                                                           -----------------     -----------------
                                                                                                   (unaudited)
CURRENT ASSETS:
          Cash and cash equivalents                                      $           12,621    $           12,110
          Accounts receivable, net of allowances                                     17,746                19,600
          Inventories                                                                 1,900                 1,564
          Prepaid expenses and other current assets                                   1,500                 1,538
                                                                           -----------------     -----------------

            Total current assets                                                     33,767                34,812
                                                                           -----------------     -----------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
          Furniture, fixtures and office equipment                                    3,979                 3,929
          Computer equipment and software                                            12,228                12,464
          Leasehold improvements                                                      1,593                 1,761
                                                                           -----------------     -----------------

                                                                                     17,800                18,154
          Less accumulated depreciation and amortization                             12,261                12,593
                                                                           -----------------     -----------------

Net equipment and leasehold improvements                                              5,539                 5,561
                                                                           -----------------     -----------------

Capitalized software development costs,
  net of accumulated amortization                                                     7,036                 7,360
Goodwill, net of accumulated amortization                                             2,173                 2,104
Deferred income tax assets                                                            1,245                 1,276
Other assets                                                                          2,275                 2,169
                                                                           -----------------     -----------------

                                                                         $           52,035    $           53,282
                                                                           =================     =================

CURRENT LIABILITIES:
          Notes payable                                                  $               --    $            1,496
          Accounts payable                                                            3,783                 4,915
          Accrued royalties                                                             520                   400
          Accrued rent                                                                  651                   556
          Other accrued liabilities                                                   7,989                 6,880
          Income taxes and value added taxes payable                                  3,401                 2,012
          Customer advances                                                             121                   140
          Deferred revenues                                                           6,764                 6,114
                                                                           -----------------     -----------------

            Total current liabilities                                                23,229                22,513
                                                                           -----------------     -----------------

Deferred income taxes                                                                 2,245                 2,245
Other noncurrent liabilities                                                             34                    --


STOCKHOLDERS' EQUITY:
          Common stock, $.01 par value; 50,000,000 shares
            authorized; 7,726,597 and  7,730,069 shares issued and
            outstanding in 1996 and 1997, respectively                                   77                    77
          Additional paid-in capital                                                 41,374                41,452
          Cumulative foreign currency translation adjustments                         (612)               (1,199)
          Accumulated deficit                                                      (14,312)              (11,806)
                                                                           -----------------     -----------------

            Total stockholders' equity                                               26,527                28,524
                                                                           -----------------     -----------------

                                                                         $           52,035    $           53,282
                                                                           =================     =================

          See accompanying notes to consolidated financial statements.

                                     SPSS Inc. and Subsidiaries
                                 CONSOLIDATED STATEMENTS OF INCOME
                               (in thousands, except for share data)
                                            (unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                     --------------------------------

                                                                         1996              1997
                                                                     --------------    --------------

Net revenues:
      Desktop products                                             $        15,962   $        17,911
      Large System products                                                  2,855             2,354
      Other products and services                                            1,302             1,929
                                                                     --------------    --------------

Net revenues                                                                20,119            22,194
Cost of revenues                                                             2,007             2,253
                                                                     --------------    --------------

Gross profit                                                                18,112            19,941
                                                                     --------------    --------------

Operating expenses:
      Sales and marketing                                                   10,593            10,857
      Product development                                                    3,033             3,699
      General and administrative                                             1,691             1,749
                                                                     --------------    --------------

Operating expenses                                                          15,317            16,305

Operating income                                                             2,795             3,636
                                                                     --------------    --------------
Other income (expense):
      Net interest income                                                      122               127
      Other (expense)                                                         (50)              (22)
                                                                     --------------    --------------

Other income (expense)                                                          72               105
                                                                     --------------    --------------

Income before income taxes                                                   2,867             3,741
Income tax expense                                                           1,000             1,235
                                                                     --------------    --------------

Net income                                                         $         1,867   $         2,506
                                                                     ==============    ==============

Net earnings per share                                             $          0.23   $          0.29
                                                                     ==============    ==============

Shares used in computing net earnings per share                          8,249,701         8,605,248
                                                                     ==============    ==============


                    See accompanying notes to consolidated financial statements.

                                                SPSS Inc. and Subsidiaries
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)
                                                       (unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                    -----------------------------
                                                                                        1996           1997
                                                                                    -------------  --------------

          Cash flows from operating activities:
              Net income                                                          $        1,867 $         2,506
              Adjustments to reconcile net income to net cash
                (used in) provided by operating activities:
                    Depreciation and amortization                                          1,133           1,330
                    Changes in assets and liabilities, net of effects of
                        acquisitions:
                       Deferred income taxes                                               --               (31)
                       Accounts receivable                                                 (127)         (1,854)
                       Inventories                                                           252             336
                       Accounts payable                                                      209           1,132
                       Accrued royalties                                                     (2)           (120)
                       Accrued expenses                                                  (2,401)         (1,180)
                       Accrued income taxes                                                (552)         (1,243)
                       Other                                                                  53         (1,807)
                                                                                    -------------  --------------

          Net cash (used in) provided by operating activities                                432           (931)
                                                                                    -------------  --------------

          Cash flows from investing activities:
               Capital expenditures, net                                                   (471)           (354)
               Capitalized software development costs                                      (350)           (775)
               Net payments for acquisitions                                              --                (24)
                                                                                    -------------  --------------

          Net cash used in investing activities                                            (821)         (1,153)
                                                                                    -------------  --------------

          Cash flows from financing activities:
               Net borrowings (repayments) on notes payable                                 (75)           1,495
               Net proceeds from issuance of common stock                                    232              23
               Income tax benefit from stock option exercises                                  4              55
                                                                                    -------------  --------------

          Net cash provided by financing activities                                          161           1,573
                                                                                    -------------  --------------

          Net change in cash                                                               (228)           (511)
          Cash at beginning of period                                                     11,175          12,621
                                                                                    -------------  --------------
          Cash at end of period                                                   $       10,947 $        12,110
                                                                                    =============  ==============

          Supplemental disclosures of cash flow information:
               Interest paid                                                      $           12 $             8
               Income taxes paid                                                             306           2,749
                                                                                    =============  ==============

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

         These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2 - Net Earnings Per Share

         Net earnings per common and common equivalent share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding for each period (8,249,701 shares for the three months ended March 31, 1996 and 8,605,248 shares for the comparable period in 1997). Common equivalent shares consist of the shares issuable upon exercise of stock options (using the treasury stock method).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:

                                                 Percentage of Net Revenues
                                               --------------------------------
                                                     Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                   1996              1997
                                               --------------    --------------

        Statement of Income Data:
        Net revenues:

             Desktop products                            79%               81%
             Large System products                       14%               10%
             Other products and services                  7%                9%
                                               --------------    --------------

        Net revenues                                    100%              100%
        Cost of revenues                                 10%               10%
                                               --------------    --------------

        Gross profit                                     90%               90%
                                               --------------    --------------

        Operating expenses:
             Sales and marketing                         53%               49%
             Product development                         15%               17%
             General and administrative                   8%                8%
                                               --------------    --------------

        Operating expenses                               76%               74%
                                               --------------    --------------

        Operating income                                 14%               16%
        Other income (expense):
             Net interest income                          --                1%

             Other                                        --                --
                                               --------------    --------------

        Other income (expense)                            --                1%
                                               --------------    --------------

        Income before income taxes                       14%               17%
        Income tax expense                                5%                6%
                                               --------------    --------------

        Net income                                        9%               11%
                                               ==============    ==============

Comparison of Three Months Ended March 31, 1996 to Three Months Ended March 31, 1997.

Net Revenues. Net Revenues were $20,119,000 and $22,194,000 for the three months ended March 31, 1996 and 1997, respectively, an increase of 10%. Revenues from products designed for desktop computers ("Desktop products") increased $1,949,000 (12%) over the corresponding period in 1996. In addition, revenues from annual license renewals of Desktop products increased by $570,000, reflecting a $769,000 increase in annual license renewals for SPSS for Windows. Revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products") decreased 18% over the corresponding period in 1996. Other products and services revenues increased 48% due to the increase in training revenue and revenues received from publications and student products. Revenues for the first quarter of 1997 were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $2,007,000 and $2,253,000 in the three months ended March 31, 1996 and 1997, respectively, an increase of 12%. Such costs increased due to higher sales levels, higher royalties paid to third parties and higher amortization amounts of capitalized software and product translations. As a percentage of net revenues, cost of revenues remained constant at 10%.

Sales and Marketing. Sales and marketing expenses were $10,593,000 and $10,857,000 in the three months ended March 31, 1996 and 1997, respectively, an increase of 2%. This increase was due to the expansion of the domestic and international sales organizations and increased media placement and promotional costs. Such expenses decreased from 53% to 49% of net revenues.

Product Development. Product development expenses were $3,033,000 and $3,699,000 (net of capitalized software development costs of $283,000 and $403,000) in the three months ended March 31, 1996 and 1997, respectively, an increase of 22%. In the corresponding periods in 1996 and 1997, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $338,000 and $459,000, respectively. The increase in product development expenses was primarily due to salary increases, additions to the product development staff, recruitment expense, and network services expense. As a percentage of net revenues, product development expenses increased from 15% to 17%, respectively.

General and Administrative. General and administrative expenses were $1,691,000 and $1,749,000 in the three months ended March 31, 1996 and 1997, respectively, an increase of 3%. Such expenses increased primarily due to increases in salary and salary related expenses, recruiting expense, and consulting charges partially offset by a reduction in bad debt expense. As a percentage of net revenues, general and administrative expenses remained constant at 8%.

Net Interest Income. Net interest income was $122,000 and $127,000 in the three months ended March 31, 1996 and 1997, respectively, an increase of 4%. This favorable variance was primarily due to the interest earned on short-term investments.

Other (Expense). Other (expense) was ($50,000) and ($22,000) for the three months ended March 31, 1996 and 1997, respectively. Such transactions consist of foreign currency transaction losses.

Provision for Income Taxes. Provision for income taxes was $1,000,000 and $1,235,000 for the three months ended March 31, 1996 and 1997, respectively, reflecting effective tax rates of 34.8% and 33.0%, respectively.

Liquidity and Capital Resources

The Company had debt totaling $1,495,000 as of March 31, 1997 and held approximately $12,110,000 in cash and cash equivalents. The Company's Japanese subsidiary borrowed Y200 million (approximately $1,627,000) in a short term bank loan during the quarter. The loan is unsecured and has no restrictions as to its use. The loan bears interest at an annual rate of .95% and requires a lump sum repayment of Y60 million in April 1997 and monthly repayments of Y25 million. The loan will be completely repaid in August 1997. The proceeds of the loan were used to take advantage of foreign exchange option contracts (Y140 million) that came due in the quarter. Net of repayments, the balance of the loan at the end of the quarter was Y175 million.

Funds in the first three months of 1997 were used in operations and for payments related to the Company's acquisition of Clear Software and Jandel Software. Capital expenditures were also made for furniture, computer equipment and leasehold improvements for newly hired employees and product development.

The Company currently has an available $5,000,000 unsecured line of credit with Bank of America N.T.S.A. ("B of A"), under which borrowings bear interest at the reference rate (currently 8.50%). As of March 31, 1997, the Company had no borrowings under this line of credit. The Company's credit agreement with B of A requires the Company to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to (i) pay dividends or make distributions, (ii) incur additional indebtedness, (iii) create liens on assets, (iv) make investments, (v) engage in mergers, acquisitions or consolidations, (vi) sell assets and (vii) engage in certain transactions with affiliates.

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

International Operations

Significant growth in the Company's international operations continued during the first quarter of 1997. The portion of revenues attributable to international operations was negatively affected by changes in foreign currency exchange rates. Net corporate revenues increased 10% in the three months ended March 31, 1997, when compared to the three months ended March 31, 1996. Net of the effects of changes in foreign currency rates, the increase would have been approximately 14%.

Safe Harbor

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties described in this document, and the Company's other filings with the Securities and Exchange Commission that could cause actual results to vary materially from the future results indicated in such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.


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

 2.2     Agreement and Plan of Merger among SPSS Inc.,               @@Annex A
         SPSS Acquisition Inc. and Jandel Corporation, dated October 30, 1996.

 3.1     Certificate of Incorporation of the Company                  *   3.2

 3.2     By-Laws of the Company                                       *   3.4

 4.1     Credit Agreement                                            **   4.1

 4.2     First Amendment to Credit Agreement

10.1     Employment Agreement with Jack Noonan                        +  10.1
         -------------------------------------

10.2     Agreement with Valletta                                     **  10.2
         -----------------------

10.3     Agreement between the Company and                           **  10.5
         Prentice-Hall

10.4     Software Distribution Agreement between                     **  10.6
         the Company and IBM

10.5     HOOPS Agreement                                             **  10.7

10.6     Stockholders Agreement                                       *  10.8

10.7     Agreements with CSDC                                         *  10.9

10.8     Amended 1991 Stock Option Plan                               *  10.10
         ------------------------------

10.9     SYSTAT, INC. Asset Purchase Agreement                         ++10.9

10.10    Employment Agreement with Leland Wilkinson                    ++10.10
         ------------------------------------------

10.11    1994 Bonus Compensation                                      +++10.11
         -----------------------

10.12    Lease for Chicago, Illinois Office                           +++10.12

10.13    Amendment to Lease for Chicago, Illinois Office              +++10.13

10.14    1995 Equity Incentive Plan                                    - 10.14
         --------------------------

10.15    1995 Bonus Compensation                                      -- 10.15
         -----------------------

10.16    Lease for Chicago, Illinois Office                           -- 10.16

10.17    Amended and Restated 1995 Equity Incentive Plan              xxx10.17
         -----------------------------------------------

10.18    1996 Bonus Compensation                                        &10.18
         -----------------------

10.19    Software Distribution Agreement between the                    &10.19
         Company and Banta Global Turnkey

10.20    Lease for Chicago, Illinois Office in Sears Tower

15.1     Acknowledgment of Independent Certified
         Public Accountants Regarding Independent
         Auditors' Review Report

27.1     Financial Data Schedule
-------------------------------


@ Previously filed with the Report on Form 8-K of SPSS Inc., dated September 26, 1996, filed on October 11, 1996, as amended on Form 8-K/A-1, filed on November 1, 1996.

@@ Previously filed with Amendment No. 1 to Form S-4 Registration Statement of SPSS Inc., filed on November 7, 1996.

@@@ Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the Year ended December 31, 1996 (Registration No. 33-64732).

x Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the Quarterly Period Ended September 30, 1993.

xx Previously filed with the Annual Report of Form 10-K of SPSS Inc. for the Year ended December 31, 1995 (Registration No. 33-64732).

xxx Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the Quarterly Period Ended September 30, 1993 (Registration No. 0-22194).

* Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732).

** Previously filed with Amendment No. 1 to Form S-1 Registration Statement of SPSS Inc. filed on July 23, 1993 (Registration No. 33-64732).

+ Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on June 22, 1993 (Registration No. 33-64732).

++ Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on December 5, 1994 (Registration No. 33-86858).

+++ Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the Year Ended December 31, 1994 (Registration No. 33-64732).

-    Previously filed with the Company's 1995 Proxy Statement.

-- Previously filed with the SPSS' Annual Report on Form 10-K of SPSS Inc. for the Year Ended December 31, 1995 (Registration No. 33-64732).

& Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the Year ended December 31, 1996 (Registration No. 33-64732).

         (b)      Reports on Form 8-K

                  There was one report on Form 8-K filed by the Company during the fiscal quarter ended March 31, 1996.

             (i) Report on Form 8-K, dated February 19, 1997, filed on March 10, 1997. The Report on Form 8-K reported the Company's revenues and earnings for the fourth quarter and year ended December 31, 1996. A news release and financials were attached and incorporated by reference.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SPSS Inc.



Date:             May 9, 1997     By:  /s/ Jack Noonan
                                  --------------------
                                   Jack Noonan
                                   President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.


Date:             May 9, 1997    By:  /s/ Edward Hamburg
                                 -----------------------
                                 Edward Hamburg
                                 Senior Vice-President, Corporate
                                 Operations and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                                 Page
Number     Description of Document                                     Number


    10.20           Lease for Chicago, Illinois Office in Sears Tower    18

    15.1            Acknowledgment of Independent Certified
                    Public Accountants Regarding Independent
                    Auditors' Review Report                              38

    27.1            Financial Data Schedule                              39