Form 10-Q
period 1997-06-30
SPSS INC
filed 1997-08-14
CIK 869570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997



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


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

         As of August 1, 1997, there were 7,765,933 shares of common stock outstanding, par value $.01, of the registrant.

                                                     SPSS Inc.
                                                     Form 10-Q
                                            Quarter Ended June 30, 1997

                                                       INDEX

PART I - FINANCIAL INFORMATION                                            PAGE

 Item 1.  Financial Statements

          Independent Auditors' Review Report                              3

          Consolidated Balance Sheets
          as of December 31, 1996 and
          June 30, 1997 (unaudited)                                        4

          Consolidated Statements of Income
          for the three and six months ended June 30, 1996
          (unaudited) and 1997 (unaudited)                                 5

          Consolidated Statements of Cash Flows
          for the six months ended June 30, 1996
          (unaudited) and 1997 (unaudited)                                 6

          Notes to Consolidated Financial Statements                       7

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8


PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                13

 Item 4.  Submission of Matters to a Vote of
           Security-Holders                                                13

 Item 6.  Exhibits and Reports on Form 8-K                                 14

Item 1.           FINANCIAL STATEMENTS


                                        Independent Auditors' Review Report


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1997 and cash flows for the six-month periods ended June 30, 1996 and 1997. These consolidated financial statements are the responsibility of SPSS Inc.'s management.

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


                                                       /s/ KPMG Peat Marwick LLP


Chicago, Illinois
July 29, 1997

                           SPSS Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                         December 31,            June 30,
                                                                             1996                  1997
                                                                       -----------------     -----------------
                                                                                               (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                      $           12,621    $            7,698
      Accounts receivable, net of allowances                                     17,746                20,429
      Inventories                                                                 1,900                 2,035
      Prepaid income taxes                                                          -                   1,824
      Prepaid expenses and other current assets                                   1,500                 1,519
                                                                       -----------------     -----------------

          Total current assets                                                   33,767                33,505
                                                                       -----------------     -----------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
at cost:
      Furniture, fixtures and office equipment                                    3,979                 4,326
      Computer equipment and software                                            12,228                12,967
      Leasehold improvements                                                      1,593                 1,968
                                                                       -----------------     -----------------

                                                                                 17,800                19,261
      Less: Accumulated depreciation and amortization                            12,261                13,145
                                                                       -----------------     -----------------

Net equipment and leasehold improvements                                          5,539                 6,116

                                                                       -----------------     -----------------

Capitalized software development costs, net of
  accumulated amortization                                                        7,036                 7,998
Goodwill, net of accumulated amortization                                         2,173                 2,049
Deferred income tax assets                                                        1,245                 1,275
Other assets                                                                      2,275                 2,234
                                                                       -----------------     -----------------

                                                                     $           52,035    $           53,177
                                                                       =================     =================

CURRENT LIABILITIES:
      Notes payable                                                  $             -      $               436
      Accounts payable                                                            3,783                 4,811
      Accrued royalties                                                             520                   475
      Accrued rent                                                                  651                   494
      Other accrued liabilities                                                   7,989                 6,642
      Income taxes and value added taxes payable                                  3,401                 1,789
      Customer advances                                                             121                   184
      Deferred revenues                                                           6,764                 5,800
                                                                       -----------------     -----------------

          Total current liabilities                                              23,229                20,631
                                                                       -----------------     -----------------

Deferred income taxes                                                             2,245                 2,245
Other noncurrent liabilities                                                        34                      -

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; 50,000,000 shares
        authorized; 7,726,597 and 7,761,241 shares issued and
        outstanding in 1996 and 1997, respectively                                   77                    78
      Additional paid-in-capital                                                 41,374                41,863
      Cumulative foreign currency translation adjustments                         (612)               (1,515)
      Accumulated deficit                                                      (14,312)              (10,125)
                                                                       -----------------     -----------------

          Total stockholders' equity                                             26,527                30,301
                                                                       -----------------     -----------------


                                                                     $           52,035    $           53,177
                                                                       =================     =================

          See accompanying notes to consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)
                                   (unaudited)


                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                             June 30,
                                                     -------------------------------      -------------------------------

                                                          1996            1997                 1996            1997
                                                     ---------------  --------------      ---------------  --------------

Net revenues:
      Desktop products                             $         15,440 $        18,516     $         31,402          36,427
      Large System products                                   2,612           2,087                5,467           4,441
      Other products and services                             1,828           1,968                3,130           3,897
                                                     ---------------  --------------      ---------------  --------------

Net revenues                                                 19,880          22,571               39,999          44,765
Cost of revenues                                              2,066           2,354                4,073           4,607
                                                     ---------------  --------------      ---------------  --------------

Gross profit                                                 17,814          20,217               35,926          40,158
                                                     ---------------  --------------      ---------------  --------------

Operating expenses:
      Sales and marketing                                    10,138          11,855               20,731          22,712
      Product development                                     3,277           3,497                6,310           7,196
      General and administrative                              1,744           1,392                3,435           3,141
      Acquisition-related charges                             --              1,065                --              1,065
                                                     ---------------  --------------      ---------------  --------------

Operating expenses                                           15,159          17,809               30,476          34,114

Operating income                                              2,655           2,408                5,450           6,044
Other income (expense):
      Net interest income                                       104             145                  226             272
      Other income (expense)                                   (56)               6                (106)            (16)
                                                     ---------------  --------------      ---------------  --------------

Other income (expense)                                           48             151                  120             256
                                                     ---------------  --------------      ---------------  --------------

Income before income taxes                                    2,703           2,559                5,570           6,300
Income tax expense                                              930             878                1,930           2,113
                                                     ---------------  --------------      ---------------  --------------

Net income                                         $          1,773 $         1,681     $          3,640           4,187
                                                     ===============  ==============      ===============  ==============

Net income per share                               $           0.21 $          0.20     $           0.44            0.49
                                                     ===============  ==============      ===============  ==============

Shares used in computing net income per share             8,360,688       8,610,733            8,315,295       8,609,242
                                                     ===============  ==============      ===============  ==============

          See accompanying notes to consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    ----------------------------
                                                                                        1996           1997
                                                                                    -------------  -------------

         Cash flows from operating activities:
             Net income                                                           $        3,640 $        4,187
             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:
                   Depreciation and amortization                                           2,322          2,647
                   Stock option compensation expenses                                         25             -
                   Changes  in  assets  and  liabilities,   net  of  effects  of
                       acquisitions:
                      Deferred income taxes                                                   -            (30)
                      Accounts receivable                                                    488        (2,683)
                      Inventories                                                            193           (78)
                      Prepaid income taxes                                                    -         (1,824)
                      Accounts payable                                                     (123)          1,028
                      Accrued royalties                                                     (66)           (45)
                      Accrued expenses                                                   (1,882)        (1,504)
                      Accrued income taxes                                                   726        (1,612)
                      Other                                                              (2,199)        (1,901)
                                                                                    -------------  -------------

         Net cash provided by operating (used in) activities                               3,124        (1,815)
                                                                                    -------------  -------------

         Cash flows from investing activities:
              Capital expenditures, net                                                  (1,780)        (1,461)
              Capitalized software development costs                                       (603)        (1,639)
              Net payments for acquisitions                                                (244)          (934)

                                                                                    -------------  -------------

         Net cash used in investing activities                                           (2,627)        (4,034)
                                                                                    -------------  -------------

         Cash flows from financing activities:
              Net borrowings (repayments) on notes payable                                  (75)            436
              Net proceeds from issuance of common stock                                     120            190
              Income tax benefit from stock option exercises                                 174            300
                                                                                    -------------  -------------

         Net cash provided by financing activities                                           219            926
                                                                                    -------------  -------------

         Net change in cash                                                                  716        (4,923)
         Cash and cash equivalents at beginning of period                                 11,175         12,621
                                                                                    -------------  -------------
         Cash and cash equivalents at end of period                               $       11,891 $        7,698
                                                                                    =============  =============

         Supplemental disclosures of cash flow information:
              Interest paid                                                       $           20 $           16
              Income taxes paid                                                              728          5,091
                                                                                    =============  =============

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


Note 2 - Net Income Per Share

         Net income per common and common equivalent share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding for each period (8,610,733 shares for the three months ended June 30, 1997, 8,609,242 shares for the six months ended June 30, 1997, and 8,360,688 and 8,315,295 shares for the comparable periods in 1996). Common equivalent shares consist of the shares issuable upon exercise of stock options (using the treasury stock method).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:


                                                       Percentage of Net Revenues           Percentage of Net Revenues
                                                   ---------------------------------      -------------------------------
                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                             June 30,
                                                   ---------------------------------      -------------------------------
                                                          1996            1997                 1996            1997
                                                     ---------------  --------------      ---------------  --------------

Statement of Income Data:
Net revenues:
      Desktop products                                          78%             82%                  78%             81%
      Large System products                                     13%              9%                  14%             10%
      Other products and services                                9%              9%                   8%              9%
                                                     ---------------  --------------      ---------------  --------------

Net revenues                                                   100%            100%                 100%            100%
Cost of revenues                                                10%             10%                  10%             10%
                                                     ---------------  --------------      ---------------  --------------

Gross profit                                                    90%             90%                  90%             90%
                                                     ---------------  --------------      ---------------  --------------

Operating expenses:
      Sales and marketing                                       51%             53%                  52%             51%
      Product development                                       16%             15%                  16%             16%
      General and administrative                                 9%              6%                   8%              7%
      Acquisition-related charges                                --              5%                  --               2%
                                                     ---------------  --------------      ---------------  --------------

Operating expenses                                              76%             79%                  76%             76%

Operating income                                                14%             11%                  14%             14%
Other income (expense):
      Net interest income                                       --              --                   --              --
      Other                                                     --              --                   --              --
                                                     ---------------  --------------      ---------------  --------------

Other income (expense)                                          --              --                   --              --
                                                     ---------------  --------------      ---------------  --------------

Income before income taxes                                      14%             11%                  14%             14%
Income tax expense                                               5%              4%                   5%              5%
                                                     ---------------  --------------      ---------------  --------------

Net income                                                       9%              7%                   9%              9%
                                                     ===============  ==============      ===============  ==============


Comparison of Three Months Ended June 30, 1996 to Three Months Ended June 30, 1997.

Net Revenues. Net revenues were $19,880,000 and $22,571,000 for the three months ended June 30, 1996 and 1997, respectively, an increase of 14%. This revenue increase was influenced, in part by the acquisition of DeltaGraph software ("DeltaGraph"), a graphics product formerly marketed by DeltaPoint, Inc., effective May 1, 1997. Net of DeltaGraph revenue of approximately $470,000, the Company's increase in sales was 11%. Revenues from products designed for desktop computers ("Desktop products") increased by 20% over the corresponding period in 1996, and there was a 20% decrease in revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products"). The increase in revenues from Desktop products reflected a $2,035,000 increase in new revenues from SPSS for Windows. In addition, revenues from annual license renewals of Desktop products resulted in a net increase of $551,000, reflecting a $458,000 increase in annual license renewals of SPSS for Windows. The decrease in revenues from Large System products was primarily due to cancellations of mainframe and UNIX licenses. Other products and services revenues increased by 8% due primarily to an increase of $235,000 in revenues from training and consulting services. Revenues for the second quarter of 1997 were adversely affected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $2,066,000 and $2,354,000 in the three months ended June 30, 1996 and 1997, respectively, an increase of 14%. Such costs increased due to higher sales levels and higher amortization amounts of capitalized software and product translations. As a percentage of net revenues, cost of revenues remained constant at 10%.

Sales and Marketing. Sales and marketing expenses were $10,138,000 and $11,855,000 in the three months ended June 30, 1996 and 1997, respectively, an increase of 17%. This increase was due to the expansion of the domestic and international sales and marketing organizations, increased costs for the Clear Software, Inc. ("Clear") and Sigma-series (Jandel Corporation ("Jandel")) product lines, and salary and commission increases. These increases were partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 51% to 53%.

Product Development. Product development expenses were $3,277,000 and $3,497,000 (net of capitalized software development costs of $176,000 and $319,000) in the three months ended June 30, 1996 and 1997, respectively, an increase of 7%. In the corresponding periods in 1996 and 1997, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $356,000 and $424,000, respectively. The increase in product development expenses was primarily due to salary and recruiting fee increases, and other additions to the product development staff. As a percentage of net revenues, product development expenses decreased from 16% to 15%.

General and Administrative. General and administrative expenses were $1,744,000 and $1,392,000 in the three months ended June 30, 1996 and 1997, respectively, an decrease of 20%. Such expenses decreased primarily due to the reduction of administrative costs of acquired entities. As a percentage of net revenues, general and administrative expenses decreased from 9% to 6%.

Acquisition-related Charges. Charges related to the acquisition of DeltaGraph software from DeltaPoint, Inc. in the three months ended June 30, 1997 totaled $1,065,000 and represented one-time write-offs of in-process technology and other acquisition-related charges.

Net Interest Income. Net interest income was $104,000 and $145,000 for the three months ended June 30, 1996 and 1997, respectively. This variance was primarily due to SPSS' investment at higher interest rates in 1997.

Other Income (Expense). Other income (expense) consists of foreign currency transaction gains and losses, which amounted to an expense of $56,000 for the three months ended June 30, 1996 and a gain of $6,000 for the three months ended June 30, 1997.

Provision for Income Taxes. The provision for income taxes was $930,000 and $878,000, for the three months ended June 30, 1996 and 1997, respectively, reflecting an effective tax rate of approximately 34%.

Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1997.

Net Revenues. Net revenues were $39,999,000 and $44,765,000 in the six months ended June 30, 1996 and 1997, respectively, an increase of 12%. This revenue increase was influenced, in part by the acquisition of DeltaGraph software, a graphics product formerly marketed by DeltaPoint, Inc., effective May 1, 1997. Net of DeltaGraph revenue of approximately $470,000, the Company's increase in sales was 11%. Revenues from Desktop products increased 16% over the corresponding period in 1996 and revenues from Large System products decreased 19%. The increase in revenues from Desktop products reflected $4,753,000 in new revenues from SPSS for Windows. In addition, revenues from annual license renewals of Desktop products resulted in a net increase of $1,121,000, reflecting a $1,227,000 increase in annual license renewals of SPSS for Windows. The decrease in revenues from Large System products was primarily due to cancellations in mainframe and UNIX licenses. Other products and services revenues increased 25% primarily due to the increase in training and consulting revenues. Revenues for the first six months of 1997 were adversely affected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues were $4,073,000 and $4,607,000 for the six months ended June 30, 1996 and 1997, respectively, an increase of 13%. Such costs increased due to higher sales levels and higher amortization amounts of capitalized software and product translations. As a percentage of net revenues, such expenses remained constant at 10%.

Sales and Marketing. Sales and marketing expenses were $20,731,000 and $22,712,000 in the six months ended June 30, 1996 and 1997, respectively, an increase of 10%. This increase was due to expansion of the domestic and international sales and marketing organizations, increased costs for the Clear and Sigma-series (Jandel) product lines, and salary and commission increases. These increases were partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses decreased from 52% to 51%.

Product Development. Product development expenses were $6,310,000 and $7,196,000 (net of capitalized software development costs of $459,000 and $723,000) for the six months ended June 30, 1996 and 1997, respectively, an increase of 14%. In the corresponding periods in 1996 and 1997, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $694,000 and $883,000, respectively. The increase in product development expenses was primarily due to salary and recruiting fee increases and other additions to the product development staff. As a percentage of net revenues, such expenses remained constant at 16%.

General and Administrative. General and administrative expenses were $3,435,000 and $3,141,000 in the six months ended June 30, 1996 and 1997, respectively, a decrease of 9%. Such expenses decreased primarily due to the reduction of administrative costs of the acquired entities. As a percentage of net revenues, general and administrative expenses decreased from 8% to 7%.

Acquisition-related Charges. Charges related to the acquisition of DeltaGraph software from DeltaPoint, Inc. in the six months ended June 30, 1997 totaled $1,065,000 and represented one-time write-offs of in-process technology and other acquisition-related charges.

Net Interest Income. Net interest income was $226,000 and $272,000 for the six months ended June 30, 1996 and 1997, respectively. This favorable variance can be attributed to investment at higher interest rates in 1997.

Other Income (Expense). Other income (expense) was $(106,000) and $(16,000) for the six months ended June 30, 1996 and 1997, respectively, reflecting foreign currency translation losses.

Provision for Income Taxes. Provision for income taxes was $1,930,000 and $2,113,000 in the six months ended June 30, 1996 and 1997, respectively, reflecting an approximate effective tax rate of 34%.

Liquidity and Capital Resources

The Company had debt totaling $436,000 as of June 30, 1997 and held approximately $7,698,000 of cash and cash equivalents. The Company's Japanese subsidiary borrowed Y200 million in a short term bank loan during the first quarter of 1997. The loan is unsecured and has no restrictions as to its use. The loan bears interest at an annual rate of .95% and required a lump sum repayment of Y60 million in April 1997 and monthly repayments of Y25 million. The loan will be completely repaid in August 1997. The proceeds of the loan were used to take advantage of foreign exchange option contracts (Y140 million) that came due in the first quarter. Y50 million remains outstanding as of June 30, 1997.

Funds in the first six months of 1997 were used in operations and for payments related to the Company's acquisition of DeltaGraph Software and liabilities assumed in the acquisitions of Clear Software and Jandel Software. Capital expenditures were also made for furniture, computer equipment and leasehold improvements for newly hired employees and product development, and for computing equipment and office moves in Japan and Australia.

The Company currently has an available $5,000,000 secured line of credit with Bank of America N.T.S.A. ("B of A"), under which borrowings bear interest at the reference rate (currently 8.25%). As of June 30, 1997, the Company had no borrowings under this line of credit. The credit agreement with B of A requires the Company to comply with certain specified financial ratios and tests, and restricts the Company's ability to, among other things (i) pay dividends or make distributions, (ii) incur additional indebtedness, (iii) create liens on assets,
(iv) make investments,  (v) engage in mergers,  acquisitions or  consolidations,
(vi) sell assets and (vii) engage in certain transactions with affiliates.

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

International Operations

Significant growth in the Company's international operations continued during the second quarter of 1997. The portion of revenues attributable to international operations was adversely affected by the relationship of the U.S. dollar when compared to other foreign currencies. Net corporate revenues increased 14% in the three months ended June 30, 1997, when compared to the three months ended June 30, 1996 and 12% for the six months ended June 30, 1997 when compared to the same period of 1996. Net of the effects of changes in foreign currency rates, the increase would have been approximately 17% and 15%, respectively.

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

Item 4.           Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on June 18, 1997. The following person was nominated and elected to serve as a Director of the Company for a term of three years or until his successor has been duly elected and qualified:

   Nominee                    For                       Withheld

 Jack Noonan               6,956,790                     3,377

In addition, the Company's appointment of KPMG Peat Marwick LLP to serve as its independent auditor for fiscal year 1997 was ratified in accordance with the following vote:

                     For                     Against           Abstain

                    6,952,840                  3,816            3,511

Item 6.           Exhibits and Reports on Form 8-K.

         (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are underlined in the following list.)

                                                                  Incorporation
Exhibit                                                           by Reference
Number   Description of Document                                  if applicable)


 2.1     Agreement and Plan of Merger among SPSS Inc.,                     @2.1
         SPSS ACSUB, Inc., Clear Software, Inc. and the shareholders named therein, dated September 23, 1996.

 2.2     Agreement and Plan of Merger among SPSS Inc.,                @@Annex A
         SPSS Acquisition Inc. and Jandel Corporation, dated October 30, 1996.

 2.3     Asset Purchase Agreement, by and between SPSS Inc. and
         DeltaPoint, Inc., dated as of May 1, 1997

 3.1     Certificate of Incorporation of the Company                  *   3.2

 3.2     By-Laws of the Company                                       *   3.4

 4.1     Credit Agreement                                             ***   4.1

 4.2     First Amendment to Credit Agreement                          @@@ 4.2

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

10.7     Agreements with CSDC                                         *  10.9

10.8     Amended 1991 Stock Option Plan                               *  10.10
         ------------------------------

10.9     SYSTAT, INC. Asset Purchase Agreement                        ++10.9

10.10    Employment Agreement with Leland Wilkinson                   ++10.10

10.11    1994 Bonus Compensation                                      +++10.11
         -----------------------

10.12    Lease for Chicago, Illinois Office                           +++10.12

10.13    Amendment to Lease for Chicago, Illinois Office              +++10.13

10.14    1995 Equity Incentive Plan                                   - 10.14
         --------------------------

10.15    1995 Bonus Compensation                                      -- 10.15
         -----------------------

10.16    Lease for Chicago, Illinois Office                           -- 10.16

10.17    Amended and Restated 1995 Equity Incentive Plan              --- 10.17
         -----------------------------------------------

10.18    1996 Bonus Compensation                                      &10.18
         -----------------------

10.19    Software Distribution Agreement between the                  &10.19
         Company and Banta Global Turnkey

10.20    Lease for Chicago, Illinois Office in Sears Tower            &&10.20

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

@@ Previously filed with Amendment No. 1 to Form S-4 Registration Statement of SPSS Inc., filed on November 7, 1996.

@@@ Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the Year ended December 31, 1996 (Registration No. 33-64732).

* Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732).

** Previously filed with Amendment No. 1 to Form S-1 Registration Statement of SPSS Inc. filed on July 23, 1993 (Registration No. 33-64732).

*** Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the Quarterly Period Ended March 31, 1996 (Registration No. 33-64732).

+ Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on June 22, 1993 (Registration No. 33-64732).

++ Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on December 5, 1994 (Registration No. 33-86858).

+++ Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the Year Ended December 31, 1994 (Registration No. 33-64732).

-    Previously filed with the 1995 Proxy Statement of SPSS Inc.

-- Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the Year Ended December 31, 1995 (Registration No. 33-64732).

---  Previously filed with the 1996 Proxy Statement of SPSS Inc.

& Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the Year ended December 31, 1996 (Registration No. 33-64732).


&& Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the Quarterly Period ended march 31, 1997 (Registration No. 33-64732).

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SPSS Inc.



Date:             August 14, 1997                    By: /s/ Jack Noonan
                                                     -------------------
                                                     Jack Noonan
                                                     President and Chief
                                                     Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.


Date:             August 14, 1997                    By: /s/ Edward Hamburg
                                                     ----------------------
                                                     Edward Hamburg
                                                     Senior Vice-President,
                                                     Corporate Operations and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit                                                                    Page
Number     Description of Document                                        Number


2.3     Asset Purchase Agreement, by and between SPSS Inc.
        and DeltaPoint, Inc., dated as of May 1, 1997

15.1    Acknowledgment of Independent Certified
        Public Accountants Regarding Independent
        Auditors' Review Report

27.1    Financial Data Schedule