Form 10-Q
period 1997-09-30
SPSS INC
filed 1997-11-14
CIK 869570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1997



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


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

         As of November 1, 1997, there were 8,615,326 shares of common stock outstanding, par value $.01, of the registrant.

                                    SPSS Inc.
                                    Form 10-Q
                        Quarter Ended September 30, 1997

                                      INDEX

PART I - FINANCIAL INFORMATION                                     PAGE

 Item 1.  Financial Statements

             Independent Auditors' Review Report                     3

             Consolidated Balance Sheets
             as of December 31, 1996 (unaudited) and
             September 30, 1997 (unaudited)                          4

             Consolidated Statements of Operations
             for the three and nine months ended September 30,
             1996 (unaudited) and 1997 (unaudited)                   5

             Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1996
             (unaudited) and 1997 (unaudited)                        6

             Notes to Consolidated Financial Statements              7

 Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations           9


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                 14

Item 5.           Other Information                                 14

Item 6.           Exhibits and Reports on Form 8-K                  15

Item 1.           FINANCIAL STATEMENTS



                       Independent Auditors' Review Report


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1997 and consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1997. These consolidated financial statements are the responsibility of SPSS Inc.'s management.

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






                                                        /s/KPMG PEAT MARWICK LLP

Chicago, Illinois
October 29, 1997

                           SPSS Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)
                                   (unaudited)

                                                                     December 31,        September 30,
                                                                        1996*                 1997
                                                                   -----------------    -----------------
CURRENT ASSETS:
      Cash and cash equivalents                                  $           13,380   $            7,038
      Accounts receivable, net of allowances                                 21,491               24,456
      Inventories                                                             2,088                2,332
      Prepaid income taxes                                                        -                1,772
      Prepaid expenses and other current assets                               2,187                2,205
                                                                   -----------------    -----------------

                                                                             39,146               37,803
                                                                   -----------------    -----------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
      Land and building                                                       3,933                1,668
      Furniture, fixtures and office equipment                                5,084                5,656
      Computer equipment and software                                        15,363               17,441
      Leasehold improvements                                                  2,071                2,575
                                                                   -----------------    -----------------

                                                                             26,451               27,340
      Less: Accumulated depreciation and amortization                        15,608               18,063
                                                                   -----------------    -----------------

Net equipment and leasehold improvements                                     10,843                9,277
                                                                   -----------------    -----------------

Capitalized software development costs, net of
  accumulated amortization                                                    7,036                6,060
Goodwill, net of accumulated amortization                                     2,173                1,103
Deferred income taxes                                                         1,268                1,374
Other assets                                                                  2,277                1,797
                                                                   -----------------    -----------------

                                                                 $           62,743   $           57,414
                                                                   =================    =================

CURRENT LIABILITIES:
      Accounts payable                                           $            4,409   $            3,983
      Accrued royalties                                                         520                  386
      Accrued rent                                                              651                  467
      Other accrued liabilities                                              11,359               11,183
      Income taxes and value added taxes                                      3,931                  380
      Customer advances                                                         121                  306
      Deferred revenues                                                       8,884                7,594
                                                                   -----------------    -----------------

                                                                             29,875               24,299
                                                                   -----------------    -----------------

Deferred income taxes                                                         2,245                2,245
Other non-current liabilities                                                 1,305                1,120

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; 50,000,000 shares
        authorized; 8,563,789 and 8,611,547 shares issued and
        outstanding in 1996 and 1997, respectively                              153                  149
      Additional paid-in-capital                                             41,374               42,015
      Cumulative foreign currency translation adjustments                     (612)              (1,602)
      Accumulated deficit                                                  (11,597)             (10,812)
                                                                   -----------------    -----------------

                                                                             29,318               29,750
                                                                   -----------------    -----------------

                                                                 $           62,743   $           57,414
                                                                   =================    =================


     * The consolidated balance sheet as of December 31, 1996 has been restated to give retroactive effect to the Company's acquisition of Quantime Limited, which was accounted for under the pooling-of-interests method.

See  accompanying  notes to  consolidated  financial  statements and independent auditors' review report.

                           SPSS Inc.and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except for share data)
                                  (unaudited)




                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,

                                                 -----------------------------      ------------------------------

                                                     1996            1997               1996             1997
                                                 -------------   -------------      -------------    -------------

Net revenues:
      Desktop products                         $       18,401  $       19,813     $       52,384   $       59,001
      Large System products                             4,088           3,630             12,033           11,521
      Other products and services                       2,984           3,180              8,400            9,642
                                                 -------------   -------------      -------------    -------------

Net                                                   25,473          26,623             72,817           80,164
revenues
Cost of revenues                                       2,490           2,243              7,062            7,483

                                                 -------------   -------------      -------------    -------------

Gross profit                                           22,983          24,380             65,755           72,681


Operating expenses:
      Sales and marketing                              11,608          12,893             35,732           38,968
      Product development                               4,105           4,480             11,778           12,820
      General and administrative                        3,051           2,908              8,390            9,063
      Non-recurring charges                                 -           2,413                  -            2,413
      Acquisition-related charges                         980           5,985                980            7,050
                                                 -------------   -------------      -------------    -------------

Operating expenses                                     19,744          28,679             56,880           70,314

                                                 -------------   -------------      -------------    -------------

Operating income (loss)                                 3,239         (4,299)              8,875            2,367

Other income (expense):
      Net interest income                                  57             33                 221              233
      Other income (expense)                             (84)           (100)              (190)            (116)
                                                 -------------   -------------      -------------    -------------

Other income (expense)                                   (27)            (67)                 31              117

                                                 -------------   -------------      -------------    -------------

Income (loss) before income taxes                       3,212         (4,366)              8,906            2,484
Income tax expense (benefit)                            1,132           (965)              3,164            1,636
                                                -------------   -------------      -------------    -------------

Net Income (loss) per share                    $        2,080  $      (3,401)     $        5,742   $          848

                                                 =============   =============      =============    =============

Net income (loss) per share                    $         0.23  $       (0.40)     $         0.62   $         0.09
                                                 =============   =============      =============    =============

Shares used in computing net income (loss)          9,234,221       8,604,305          9,187,893        9,463,627
  per share
                                                 =============   =============      =============    =============





      The consolidated results of operations for the three months and nine months ended September 30, 1996 and 1997 have been restated to give retroactive effect to the Company's acquisition of Quantime Limited, which was accounted for under the pooling-of-interests method.

See accompanying notes to consolidated financial statements and independent auditors review report.

                           SPSS Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                    Nine
                                                                                   Months
                                                                                   Ended
                                                                                  September
                                                                                     30,
                                                                         ---------------------------
                                                                            1996           1997
                                                                         ------------   ------------

       Cash flows from operating activities:
           Net income                                                  $       5,742  $         848
           Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
                 Depreciation and amortization                                 4,266          5,266
                 Stock option compensation expenses                               25         --
                 Write-off of software development costs and other            --              3,011
       assets
                 Write-off of acquired and in-process technology              --              1,287
                 Changes in assets and liabilities, net of effects of
                     acquisitions:
                    Accounts receivable                                        (902)         (2,965)
                    Inventories                                                 137            (244)
                    Prepaid income taxes                                         --          (1,772)
                    Deferred income taxes                                        (5)           (106)
                    Accounts payable                                           (420)           (426)
                    Accrued royalties                                          (100)           (134)
                    Accrued expenses                                           (466)           (360)
                    Accrued income taxes                                      1,237          (3,551)
                    Other                                                    (2,699)         (1,857)
                                                                         ------------   ------------

       Net cash provided by (used in) operating activities                    6,815         (1,003)
                                                                         ------------   ------------

       Cash flows from investing activities:
            Capital expenditures, net                                        (3,878)        (4,109)
            Capitalized software development costs                             (995)          (908)
            Net payments for acquisitions                                      (244)          (958)
            Net decrease in other assets                                          6             --

                                                                         ------------   ------------

       Net cash provided by (used in) investing activities                   (5,111)        (5,975)
                                                                         ------------   ------------

       Cash flows from financing activities:
            Net repayments on notes payable                                  (75)            --
            Net proceeds from issuance of common stock                       378            336
            Income tax benefit from stock option exercises                   188            300

                                                                         ------------   ------------

       Net cash provided by financing activities                                 491        636
                                                                         ------------   ------------

       Net change in cash                                                      2,195     (6,342)
       Cash and cash equivalents at beginning of period                       11,071     13,380
                                                                         ------------   ------------
       Cash and cash equivalents at end of period                      $      13,266  $   7,038
                                                                         ============   ============

       Supplemental disclosures of cash flow information:
            Interest paid                                              $         162  $         209
            Income taxes paid                                                  1,540          6,503
                                                                         ============   ============



The consolidated statements of cash flows for the nine months ended September 30, 1996 and 1997 have been restated to give retroactive effect to the Company's acquisition of Quantime Limited, which is accounted for under the pooling-of-interests method.

                     See accompanying notes to consolidated
          financial statements and independent auditors' review report.

                           SPSS Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. Because the Company's acquisition of a majority interest in Quantime Limited ("Quantime"), a corporation incorporated under the laws of England with Registered Number 1400578, is being treated as a pooling of interests for accounting purposes, all consolidated financial statements for the periods prior to the merger have been restated to include the assets, liabilities and operating results of Quantime (See "Business Combination" at Note 3).

         These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

Note 2 - Net Income (Loss) Per Share

         Net income (loss) per common and common equivalent share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding for each period (9,234,221 shares for the three months ended September 30, 1996, 9,187,893 shares for the nine months ended September 30, 1996, and 8,604,305 and 9,463,627 shares for the comparable periods in 1997). Common equivalent shares consist of the shares issuable upon exercise of stock options (using the treasury stock method).

Note 3 - Business Combination

         On September 30, 1997, SPSS acquired approximately 97% of the capital stock of Quantime from certain shareholders and holders of bearer warrants of Quantime (the "Shareholders"), for SPSS common stock valued at approximately $30 million. The acquisition, accounted for as a pooling of interests, occurred pursuant to two Stock Purchase Agreements, one between SPSS, certain insiders of Quantime (the "Quantime Insiders") and certain Shareholders in the United Kingdom and another between SPSS, Quantime Insiders and certain Shareholders outside of the United Kingdom, each dated September 30, 1997. It is expected that this transaction will qualify as a tax-free reorganization. The Company expects to acquire the remaining shares of capital stock of Quantime shortly under the same basic terms of the Stock Purchase Agreements.

         The Company incurred significant costs and expenses in connection with this acquisition, including the write-off of duplicate software products, office consolidation costs, professional fees and various other integration expenses. These costs were expensed in the third quarter of 1997.

         The following unaudited information reconciles total revenues and net income of SPSS Inc. and subsidiaries as previously reported in the Company's annual report on Form 10-K with the amounts presented in the accompanying unaudited statements of operations for the three months and nine months ended September 30, 1996, as well as the separate results of Quantime's operations for the three months and nine months ended September 30, 1997.

                               Three months ended                          Nine months ended
                                September 30, 1996                          September 30, 1996
                       ------------------------------------       -------------------------------------
                          Revenues           Net Income              Revenues            Net Income
                       ----------------    ----------------       ----------------     ----------------

SPSS Inc.(1)         $          20,834   $           1,618      $          60,833    $           5,258
Quantime                         4,639                 462                 11,984                  484
                       ----------------    ----------------       ----------------     ----------------
                     $          25,473   $           2,080      $          72,817    $           5,742
                       ================    ================       ================     ================


                               Three months ended                          Nine months ended
                                September 30, 1997                          September 30, 1997
                       ------------------------------------       -------------------------------------
                          Revenues            Net Loss               Revenues             Net Loss
                       ----------------    ----------------       ----------------     ----------------

Quantime             $           4,924   $         (1,272)      $          13,700    $         (1,210)
                       ================    ================       ================     ================

(1) Represents the historical results of SPSS Inc. and subsidiaries without considering the effect of the pooling of interests with Quantime.

Note 4 - Recent Developments

         On October 14, 1997, the Company announced an agreement in principle to acquire In2itive Technologies A/S ("In2itive"), a Danish corporation, in a transaction expected to be completed as a pooling of interests, in which SPSS will issue slightly less than 145,000 shares of common stock in exchange for all of the outstanding shares of In2itive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to net revenues:


                         SPSS Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                 Percentage of Net Revenues         Percentage of Net Revenues
                                              --------------------------------      ------------------------------
                                                     Three Months Ended                Nine Months Ended
                                                       September 30,                      September 30,
                                              --------------------------------      ------------------------------
                                                     1996            1997               1996             1997
                                                 -------------   -------------      -------------    -------------

Statement of Income Data:
Net revenues:
      Desktop products                                    72%             74%                72%              74%
      Large System products                               16%             14%                16%              14%
      Other products and services                         12%             12%                12%              12%
                                                 -------------   -------------      -------------    -------------

Net revenues                                             100%            100%               100%             100%
Cost of revenues                                          10%              8%                10%               9%

                                                 -------------   -------------      -------------    -------------

Gross profit                                              90%             92%                90%              91%


Operating expenses:
      Sales and marketing                                 46%             48%                49%              49%
      Product development                                 16%             17%                16%              16%
      General and administrative                          12%             11%                12%              11%
      Non-recurring charges                            --                  9%             --                   3%
      Acquisition-related charges                          4%             23%                 1%               9%
                                                 -------------   -------------      -------------    -------------

Operating expenses                                        78%            108%                78%              88%
                                                 -------------   -------------      -------------    -------------

Operating income (loss)                                   12%           (16%)                12%               3%
Other income (expense):
      Net interest income                              --              --                 --               --
      Other income (expense)                           --              --                 --               --
                                                 -------------   -------------      -------------    -------------

Other income (expense)                                 --              --                 --               --
                                                 -------------   -------------      -------------    -------------

Income (loss) before income taxes                         12%           (16%)                12%               3%
Income tax expense (benefit)                               4%            (3%)                 4%               2%

                                                 -------------   -------------      -------------    -------------

Net income (loss)                                          8%           (13%)                 8%               1%

                                                 =============   =============      =============    =============




Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1997.

Net Revenues. Net revenues were $25,473,000 and $26,623,000 for the three months ended September 30, 1996 and 1997, respectively, an increase of 5%. This revenue increase was influenced, in part by the acquisition of Deltagraph software ("Deltagraph"), a graphics product formerly marketed by Deltapoint, Inc., effective May 1, 1997. Net of Deltagraph revenue of approximately $168,000, the company's increase in sales was 4%. Revenues from products designed for desktop computers ("Desktop products") increased by 8% over the corresponding period in 1996, but there was an 11% decrease in revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products"). The increase in revenues from Desktop products reflected a $1,655,000 increase in new revenues from SPSS for Windows. In addition, revenues from annual license renewals of Desktop products resulted in a net increase of $799,000, reflecting an $999,000 increase in annual license renewals of SPSS for Windows. The decrease in revenues from Large System products was primarily due to cancellations of mainframe and UNIX licenses. Other products and services revenues increased by 7% due primarily to increases of $97,000 in revenues from training and consulting services and $120,000 in publication sales. Revenues for the third quarter of 1997 were adversely affected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $2,490,000 and $2,243,000 in the three months ended September 30, 1996 and 1997, respectively. Such costs decreased due primarily to lower amortization of capitalized software development costs. As a percentage of net revenues, cost of revenues decreased from 10% to 8%.

Sales and Marketing. Sales and marketing expenses were $11,608,000 and $12,893,000 for the three months ended September 30, 1996 and 1997, respectively, an increase of 11%. This increase was due to the expansion of the domestic and international sales and marketing organizations, increased costs for the Clear Software, Inc. ("Clear") and Sigma-series (Jandel Corporation ("Jandel")) product lines and salary and commission increases, increased media placement and increased travel expense. These increases were partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 46% to 48%.

Product Development. Product development expenses were $4,105,000 and $4,480,000 (net of capitalized software development costs of $257,000 and $431,000) in the three months ended September 30, 1996 and 1997, respectively, an increase of 9%. In the corresponding periods in 1996 and 1997, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $374,000 and $363,000, respectively. The increase in product development expenses was primarily due to salary increases, consulting expense, and other additions to the product development staff. As a percentage of net revenues, product development expenses increased from 16% to 17%.

General and Administrative. General and administrative expenses were $3,051,000 and $2,908,000 in the three months ended September 30, 1996 and 1997, respectively, a decrease of 5%. Such expenses decreased primarily due to the reduction of administrative costs of the acquired entities. As a percentage of net revenues, general and administrative expenses decreased from 12% to 11%.

Non-recurring Charges. Non-recurring charges of $2,413,000 in 1997 resulted from the revaluation of certain assets associated with the Company's Macintosh and BMDP product lines.

Acquisition-related Charges. Charges related to the acquisition of Quantime totaled $5,985,000 and represented the write-off of duplicate software products, professional fees and various other integration expenses in the three months ended September 30, 1997. Charges related to the acquisition of Clear totaled $980,000 in the three months ended September 30, 1996, and represented professional fees, severance pay, and other related costs. As a percentage of net revenues, acquisition related charges increased from 4% to 23% .

Net Interest Income. Net interest income was $57,000 and $33,000 for the three months ended September 30, 1996 and 1997, respectively. This negative variance was primarily due to SPSS' investment of lower cash balances in 1997.

Other Income (Expense). Other income (expense) consists of foreign currency transaction losses of ($84,000) and ($100,000) for the three months ended September 30, 1996 and 1997, respectively.

Provision for Income Taxes. The provision for income taxes was $1,132,000 for the three months ended September 30, 1996 reflecting an effective tax rate of approximately 35%. The ($965,000) income tax benefit for the three months ended September 30, 1997 reflects an effective tax rate of approximately 34% for SPSS on a stand-alone basis, offset by an effective tax rate of approximately 132% for Quantime, due to the nondeductibility of certain third quarter expenses.

Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1997.

Net Revenues. Net revenues were $72,817,000 and $80,164,000 in the nine months ended September 30, 1996 and 1997, respectively, an increase of 10%. This increase in revenue was influenced, in part, by the acquisition of DeltaGraph software, a graphics product formerly marketed by DeltaPoint, Inc., effective May 1, 1997. Net of DeltaGraph revenue of approximately $638,000, the Company's increase in sales was 9%. Revenues from Desktop products increased 13% over the corresponding period in 1996 but revenues from Large System products decreased 4%. The increase in revenues from Desktop products reflected $6,408,000 in new revenues from SPSS for Windows. In addition, revenues from annual license renewals of Desktop products resulted in a net increase of $1,920,000, reflecting a $2,226,000 increase in annual license renewals of SPSS for Windows. The decrease in revenues from Large System products was primarily due to cancellations in mainframe and UNIX licenses. Other products and services revenues increased 15% primarily due to the increase in training and consulting revenues. Revenues for the first nine months of 1997 were adversely affected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues were $7,062,000 and $7,483,000 for the nine months ended September 30, 1996 and 1997, respectively, an increase of 6%. Such costs increased due to higher sales levels and higher amortization amounts of product translations. As a percentage of net revenues, such expenses decreased from 10% to 9%.

Sales and Marketing. Sales and marketing expenses were $35,732,000 and $38,968,000 in the nine months ended September 30, 1996 and 1997, respectively, an increase of 9%. This increase was due to expansion of the domestic and international sales and marketing organizations, increased costs for the Clear and Sigma-series (Jandel) product lines, salary and commission increases and increased media placement. These increases were partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses remained constant at 49%.

Product   Development.   Product  development   expenses  were  $11,778,000  and
$12,820,000 (net of capitalized software development costs of $716,000 and $1,154,000) for the nine months ended September 30, 1996 and 1997, respectively, an increase of 9%. In the corresponding periods in 1996 and 1997, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,067,000 and $1,246,000, respectively. The increase in product development expenses was primarily due to salary increases, purchased software, consulting expenses, and other additions to the product development staff. As a percentage of net revenues, such expenses remained constant at 16%.

General and Administrative. General and administrative expenses were $8,390,000 and $9,063,000 in the nine months ended September 30, 1996 and 1997, respectively, an increase of 8%. Such expenses increased primarily due to increases in salaries and salary related expenses, freight charges and increased Quantime general and administrative expenses over the prior year. Partially offsetting these unfavorable variances, were decreases in accrued bonuses, professional fees and bad debt expense. As a percentage of net revenues, general and administrative expenses decreased from 12% to 11%.

Non-recurring Charges. Non-recurring charges of $2,413,000 in 1997 resulted from the revaluation of certain assets associated with the Company's Macintosh and BMDP product lines.

Acquisition-related Charges. Acquisition related charges amounted to $980,000 and $7,050,000 for the nine months ended September 30, 1996 and 1997, respectively. Charges related to the acquisition of Quantime totaled $5,985,000 and represented the write-off of duplicate software products, professional fees and various other integration expenses. Additionally, charges related to the acquisition of DeltaGraph software from DeltaPoint, Inc. totaled $1,065,000 and represented one-time write-offs of in-process technology and other acquisition related charges in the nine months ended September 30, 1997. Charges related to the acquisition of Clear totaled $980,000 in the nine months ended September 30, 1996, and represented professional fees, severance pay, and other related costs. As a percentage of net revenues, acquisition related charges increased from 1% to 9%
 .

Net Interest Income. Net interest income was $221,000 and $233,000 for the nine months ended September 30, 1996 and 1997, respectively. This favorable variance can be attributed to investment of funds at higher interest rates in 1997.

Other Income (Expense). Other income (expense) consists of foreign currency transaction losses of ($190,000) and ($116,000) for the nine months ended September 30, 1996 and 1997, respectively.

Provision for Income Taxes. Provision for income taxes was $3,164,000 for the nine months ended September 30, 1996 reflecting an approximate effective tax rate of 35%. Provision for income taxes was $1,636,000 for the nine months ended September 30, 1997 reflecting an effective tax rate of approximately 33% for SPSS on a stand-alone basis and 111% for Quantime, due to the nondeductibility of certain third quarter expenses.

Liquidity and Capital Resources

The Company had no long-term debt as of September 30, 1997 and held approximately $7,038,000 of cash and cash equivalents. Funds in the first nine months of 1997 were used in operations and for payments related to the Company's acquisition of Deltagraph software and Quantime. Capital expenditures were also made for leasehold improvements to the Company's new office space and furniture, computer equipment and leasehold improvements for newly hired employees and product development.

The Company currently has an available $5,000,000 secured line of credit with Bank of America N.T.S.A. ("B of A"), under which borrowings bear interest at the reference rate (currently 8.5%). As of September 30, 1997, the Company had no borrowings under this line of credit. The credit agreement with B of A requires the Company to comply with certain specified financial ratios and tests, and restricts the Company's ability to, among other things (i) pay dividends or make distributions, (ii) incur additional indebtedness, (iii) create liens on assets,
(iv) make investments,  (v) engage in mergers,  acquisitions or  consolidations,
(vi) sell assets and (vii) engage in certain transactions with affiliates.

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

International Operations

Moderate growth in the Company's international operations continued during the third quarter of 1997. The portion of revenues attributable to international operations was adversely affected by the relationship of the U.S. dollar when compared to other foreign currencies. Consolidated net revenues increased 5% in the three months ended September 30, 1997, when compared to the three months ended September 30, 1996 and 10% for the nine months ended September 30, 1997 when compared to the same period of 1996. Net of the effects of changes in foreign currency rates, the increases would have been approximately 19% and 18%, respectively.

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


Item 5.           Other Information

On October 14, 1997, SPSS announced an agreement in principle to acquire In2itive Technologies A/S in a transaction expected to be completed as a pooling of interests, in which SPSS will issue slightly less than 145,000 shares of common stock in exchange for all of the outstanding shares of In2itive. In2itive is a privately held producer of software tools for market research.

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


                                                                 Incorporation
Exhibit                                                           by Reference
Number   Description of Document                                 (if applicable)

 2.1    Stock Purchase Agreement among SPSS Inc., Edward               +2.1
        Ross, Richard Kottler, Norman Grunbaum, Louis
        Davidson and certain U.K.-Connected Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted schedules.

2.2     Stock Purchase Agreement among SPSS Inc., Edward                +2.2
        Ross, Richard Kottler, Norman Grunbaum, Louis
        Davidson and certain Non-U.K. Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted schedules.

 3.1    Certificate of Incorporation of the Company                  *   3.2

 3.2    By-Laws of the Company                                       *   3.4

 4.1    Credit Agreement                                             **  4.1

 4.2    First Amendment to Credit Agreement                         ***  4.2

10.1    Employment Agreement with Jack Noonan                         + 10.1


15.1    Acknowledgment of Independent Certified
        Public Accountants Regarding Independent
        Auditors' Review Report

27.1    Financial Data Schedule
-------------------------------

+ Previously filed with SPSS' Report on Form 8-K, dated September 30, 1997, filed October 15, 1997.

* Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732)

** Previously filed with SPSS' Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1996

*** Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the Year ended December 31, 1996 (Registration No. 33-64732).

     (b) SPSS Inc. filed the following report on Form 8-K during the quarterly period ended September 30, 1997:

                  (i) Report on Form 8-K, dated September 30, 1997, filed on October 15, 1997. The Report on Form 8-K reported that on September 30, 1997, SPSS acquired approximately 97% of the outstanding shares of capital stock of Quantime, from certain Shareholders, for shares of SPSS Common Stock. The stock acquisition, accounted for as a pooling of interests, occurred pursuant to two Stock Purchase Agreements, one between SPSS, the Quantime Insiders and certain Shareholders in the United Kingdom and another between SPSS, the Quantime Insiders and certain Shareholders outside the United Kingdom, each dated September 30, 1997. The Report on Form 8-K was filed under
                  Item 2.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SPSS Inc.



Date:             November 14, 1997       By: /s/ Jack Noonan
                                          Jack Noonan
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.


Date:             November 14, 1997       By: /s/ Edward Hamburg
                                          Edward Hamburg
                                          Executive Vice-President, Corporate
                                          Operations and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit                                                                 Page
Number     Description of Document                                     Number


    15.1            Acknowledgment of Independent Certified             19
                    Public Accountants Regarding Independent
                    Auditors' Review Report

    27.1            Financial Data Schedule                             20