Form 10-K
period 1997-12-31
SPSS INC
filed 1998-03-31
CIK 869570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997


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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $22.625 on March 20, 1998, and for the purpose of this calculation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $166 million.

         The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 20, 1998, was 8,902,513.

                                    SPSS Inc.

                                TABLE OF CONTENTS


PART I

Item 1.   Business.......................................................... 3

Item 2.   Properties........................................................17

Item 3.   Legal Proceedings.................................................17

Item 4.   Submission of Matters to a Vote of Security Holders...............17


PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.......................................18

Item 6.   Selected Consolidated Financial Data..............................19

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................20

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.......24

Item 8.   Financial Statements and Supplementary Data.......................25

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................44


PART III

Item 10.  Directors and Executive Officers of the Registrant................45

Item 11.  Executive Compensation............................................48

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management......................................................52

Item 13.  Certain Relationships and Related Transactions....................53


PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports
            on Form 8-K.....................................................55

                                    SPSS INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     Part I

Item 1.   Business

General

          SPSS Inc. ("the Company") was incorporated in Illinois in 1975 under the name "SPSS, Inc." and was reincorporated in Delaware in May 1993 under the name "SPSS Inc." Unless the context otherwise requires, the terms "SPSS" and the "Company" refer to SPSS Inc., a Delaware corporation, its Illinois predecessor and its subsidiaries. SPSS is a multinational company that delivers reporting, analysis and modeling software products, and whose primary markets are marketing research, business analysis/data mining, scientific research and quality improvement analysis. The Company develops, markets and supports an integrated line of statistical software and other products that enable users to effectively bring marketplace and enterprise data to bear on decision-making. The Company's major products include SPSS for business and general applications, the Quantime and In2itive family of products for market research, NewView for analytical reporting, SigmaPlot and SYSTAT for scientific research, QI Analyst for quality improvement and statistical process control, and allCLEAR for process documentation and management. The primary users of the Company's software are managers and data analysts in corporate settings, government agencies and academic institutions. In addition to its widespread use in survey analysis, SPSS software also performs other types of market research, as well as quality improvement analyses, scientific and engineering applications and data reporting. The current generation of SPSS Desktop products features a windows-based point-and-click graphical user interface, sophisticated statistical procedures, data access and management capabilities, report writing and integrated graphics. The Company's products provide extensive analytical capabilities not found in spreadsheets, database management systems or graphics packages.

          In its 22 years as a corporation, SPSS has become a widely recognized name in statistical software. The Company plans to leverage its current position to take advantage of the increased demand for software applications that not only provide ready access to the data that organizations collect and store, but also enable users to systematically analyze, interpret and present such information for use in decision-making. Management believes the ease-of-use of the Company's current generation products, combined with the greater processing speed and storage capacity of the latest desktop computers, has substantially expanded the market for SPSS statistical software.

          In summer 1993, the Company completed an initial public offering (the "IPO") of common stock, $.01 par value (the "Common Stock"). The Common Stock is listed on the Nasdaq National Market under the symbol "SPSS". In early 1995, the Company and certain selling stockholders (the "Selling Stockholders") sold 1,865,203 shares of Common Stock in a public offering.

Safe Harbor

          "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, certain matters discussed in this Form 10-K are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties including, but not limited to, market conditions, competition and other risks indicated in this document, including Exhibit 99.0, and the Company's other filings with the Securities and Exchange Commission that could cause actual results to vary materially from the future results indicated in such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Recent Developments

          The Company's acquisitions of SYSTAT, Inc., ("SYSTAT") in September 1994, BMDP Statistical Software, Inc. ("BMDP") in December 1995 and Jandel Corporation ("Jandel") in November 1996 were part of its strategy to establish a separate line of software products for scientific research. This strategy enables the Company to direct its SPSS product line towards the growing market for business analysis applications and its QI Analyst product line towards real-time quality improvement applications. The Company's acquisition of Jandel is a continuation of this strategy of product differentiation.

          The Company's acquisition of Clear Software, Inc. ("Clear"), in September of 1996, a developer and marketer of process management, analysis and documentation software products, including allCLEAR, brings important technology to the SPSS family of products. Unlike most flowcharting packages, allCLEAR is built on a database that enables users to develop an initial diagram faster, make changes quickly and easily and try different views with a touch of a button.

          In April 1997, the Company entered into a 15 year sublease agreement to sublease approximately 100,000 square feet of space in the Sears Tower in Chicago, Illinois. By the end of 1998, this space will be the principal office space of the Company.

          Effective May 1, 1997, SPSS acquired the DeltaGraph software program from DeltaPoint, Inc., a California corporation, for approximately $910,000.
DeltaGraph is a computer graphics software product which was acquired to complement SPSS' data visualization and statistical products. DeltaGraph offers a broad range of scientific, business and technical charts.

          The Company appointed Michael Blair as a director on July 24, 1997, filling a vacancy on the Board of Directors of the Company.

          In September 1997, SPSS acquired approximately 97% of the outstanding shares of capital stock of Quantime Limited ("Quantime"), a corporation organized under the laws of England in exchange for 863,049 shares of Common Stock. As a result of this transaction, Edward Sherman Ross, formerly a director of Quantime, beneficially acquired 441,635 shares of Common Stock. In November 1997, SPSS acquired the remaining shares of capital stock of Quantime in exchange for 28,175 shares of Common Stock. The acquisition was accounted for as a pooling of interests Quantime is a developer of market research software products. SPSS will continue to operate the Quantime business principally from the Quantime offices in London, England.

          In November 1997, SPSS acquired the outstanding shares of capital stock of In2itive Technologies A/S ("In2itive"), a corporation organized under the laws of Denmark in exchange for 140,727 shares of Common Stock in a merger accounted for as a pooling of interests. In2itive is a computer software company specializing in market research software. SPSS will continue to operate the In2itive business principally from the In2itive headquarters in Copenhagen, Denmark.

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

Markets

          SPSS customers come from various industries requiring a wide range of statistical applications. The Company focuses, however, on the following market areas:

          Business Analysis, Especially Market Research and a Variety of Data Mining Applications. Almost all of the top marketing research firms in North America are SPSS customers, and corporations worldwide use SPSS products to collect data, analyze data in databases and data warehouses, help target advertising and direct mail campaigns, test-market new products, identify changing customer characteristics, measure customer satisfaction and assess sales force productivity.

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

          Education. SPSS software is used at virtually every major college and university. In addition, to its use in teaching statistics at the undergraduate and graduate levels, SPSS is in academic research of all types. Academic administrators also use SPSS products to monitor aspects of their operations, such as attrition rates, changes in demographic profile of student populations and the success of fund-raising activities.

          Scientific Research. SPSS products are used in many government and commercial research organizations to set up and conduct experiments and clinical trials in all disciplines and to present results of studies in journals and other public documents.

          Quality in Manufacturing. Driven by rising costs, government regulation, customer mandates and increasingly competitive global markets, more and more manufacturing companies are implementing systems for statistical quality control and improvement. SPSS software is currently used in a variety of manufacturing quality control applications, both on the shop floor, and off.

Statistical Software Products

          SPSS provides a set of software products that enable end-users to perform statistical analysis, including the generation of graphs and reports, on a wide variety of computing platforms. Many of the software products can be used either stand-alone or as part of an integrated system. The product line is:

     o    comprehensive in function across computing platforms;

     o    modular, allowing users to purchase only the functionality they need;

     o    tailored  to  desktop  operating  environments,   where  adherence  to
          platform standards directly translates into greater usability of products; and

     o for some products, localized for use in France, Germany, Italy, Japan, Taiwan, Korea, China and Spanish-speaking countries.

          While there are some variations according to version and computing platform, the typical SPSS configuration is a Base System and add-on products. The SPSS Base System includes the user interface, data connectivity, data editing and statistical procedures, as well as graphing and reporting. Add-on products provide additional functionality specific to a particular type of data analysis, such as facilitating certain types of data entry, providing a wide variety of specialized statistical capabilities and offering additional presentation capabilities. These add-on products are either developed by SPSS or by third parties. See "Business - Reliance on Third Parties."

          The following tables summarize the Company's software products:

SPSS Product Line                   Key Functions and Features
--------------------========================================================
SPSS Base           Statistics: Comprehensive range of descriptive  statistics;
(Release 8.0)       frequency counts and percentages; cross  tabulations  (with tests of significance, chi-square residuals, and measures of association);  multiple  response  tabulations;  exploratory
                    data  analysis   (EDA);   analysis  of  variance;   t-tests,
                    correlations;   regression;  curve  fitting;   nonparametric
                    tests; statistical distribution functions; cluster analysis;
                    factor  analysis;  discriminant  analysis.

                    Presentation and Graphics: Drag-and-drop pivot tables, Report writer; interactive and production use business charts (pie, bar, line, etc.), statistical charts
                    (histograms, scatterplot, box plots, time series plots, etc.), quality improvement charts (control, Pareto, etc.).

                    Data Management: Spreadsheet data entry and editing; data transformation and management routines; data connectivity (including database links); reads files of any size (except under DOS). Help includes an on-line tutorial; Statistics Coach(TM); Chart Advisor; Results Coach(TM); "What's This?"; "Ask me"; context-sensitive Help and on-line statistical glossary.

================================================================================
SPSS                Reliability analysis;  multidimensional  scaling,  weighted
Professional        and two-stage least squares; non-linear  regression;  probit
 Statistics         analysis and LOGIT.


================================================================================

SPSS  Advanced      General  linear  models,   variance  component  estimation,
Statistics          generalized loglinear models, hierarchical loglinear models, survival/life tables analysis, repeated measures analysis of variance, multivariate analysis of variance, matrix language and library.

================================================================================
SPSS                Optimal  scaling  procedures,   correspondence  analysis,
Categories          perceptual mapping.

================================================================================
================================================================================
SPSS  Trends        Time  series  forecasting  routines,  including  ARIMA  with
                    Box-Jenkins  models,   efficient  smoothing  and seasonality
                    adjustments.
================================================================================
================================================================================
SPSS Tables         High-quality, complex stub-and-banner tables. Easily handles multiple response  items.
================================================================================
================================================================================
DBMS/COPY           Transparently  converts  data for use  between  databases,
Plus                spreadsheets and statistics packages.
================================================================================
================================================================================
SPSS Exact          Gives  correct  p-values,  regardless  of data  structure.
Tests
================================================================================
================================================================================
SPSS Missing        Searches for relationships  between the missing values in
Value               data and other variables, estimates what the values would be
Analysis            estimates the mean, covariance matrix and correlation matrix via regression.
================================================================================
================================================================================
AMOS                Comprehensive  linear  structural  models,  with fit  causal paths.
================================================================================
================================================================================
SPSS Data           Products  for survey  design,  data  collection,  and data
Entry Builder       cleaning.  SPSS  Data Entry Station is a more  economical
and SPSS            product which does not include the survey design
Data Entry          capabilities.
Station
================================================================================
================================================================================

Sample Power        Used to determine the size of a sample by allowing the user to strike a balance among confidence level, statistical power, effect size and sample size.

================================================================================
================================================================================
allCLEAR Flowcharting business diagramming program: creates diagrams for causes and effects, process flow, network and deployment; builds decision trees, organizational charts and procedural charts.

================================================================================
================================================================================

CLEAR Process       Process  management tool for graphing and analyzing business and manufacturing  process.  Creates  flowcharts,  simulates
                    process  flows,   identifies  critical  and  optimal  paths,
                    performs   what-if   analysis,   and  creates   presentation
                    graphics.

================================================================================
================================================================================

 CLEAR OrgCharts    Creates organizational charts from text automatically. Also creates tournament grids, family trees and other tree diagrams.


================================================================================
================================================================================

 TextSmart      Used for  analysis of responses  to open-end survey questions.

================================================================================
================================================================================

 SmartViewer    Used to distribute electronic reports (text, tables,  graphics and multimedia) produced  by  SPSS Base or NewView.

================================================================================
================================================================================

NewView Used for analytical reporting. Includes the functionality of the SPSS Base, except certain statistical procedures.

================================================================================
================================================================================
StatXact       Similar to SPSS Exact Tests, but offering more  comprehensive list of methods.
================================================================================
================================================================================
LogXact        Used for exact results with small-sample  logistic  regression.
================================================================================
================================================================================
SPSS Conjoint  Used to  perform conjoint analysis.
================================================================================
================================================================================
AnswerTree     Used with  databases  to uncover  profiles,  groups and trends.
               Contains   four   methods:    CHAID,    Exhaustive    CHAID,
               Classification    and   Regression    Trees,    and   Quest.

================================================================================
================================================================================
 DeltaGraph    All-purpose  (business, technical, quality) charting software.

================================================================================
================================================================================

 Neural        Neural network-based product with features for prediction,
 Connection    classification, time series analyst and data  segmentation.

================================================================================
================================================================================

 SPSS Diamond   Explores complex  relationships in multivariate data; animated
                3-D scatter plots; Parametric Snake plots; quadwise plot for viewing relationships between four variables; Ice, for simultaneously displaying up to nine dimensions of data.

 ===============================================================================
 ===============================================================================

 MapInfo        Display data  geographically,  from world to street levels.

 ===============================================================================
 ===============================================================================
 Teleform Automated forms creation, distribution, and data entry using fax or scanner. Available only on Windows.
 ===============================================================================
 ===============================================================================
 Remark  Office  Automated  forms  data  collection  using  a scanner  or fax
 OMR             modem.  Works  with  forms  created  in any software package.
                 Available on  Windows.
 ===============================================================================

          QI Analyst and Trial Run are also marketed as part of the SPSS product line. SPSS Release 8.0 currently operates only in the Windows 95 and Windows NT
4.0 environments. SPSS Release 6.1 is currently available for Windows 3.1, Windows 95, Windows NT 3.1, Macintosh and selected UNIX platforms. SPSS PC+ is available for character-based DOS platforms. SPSS Professional Statistics, SPSS Advanced Statistics, SPSS Categories, SPSS Conjoint, SPSS Trends, SPSS Tables, SPSS Exact Tests and SPSS Missing Value Analysis require the SPSS Base to operate. All other products operate stand-alone.


Quantime & In2itive
 Product Line                                  Key Functions and Features
================================================================================
QUANCEPT              A  series  of  products  for  data   collection  via  CATI
                      (computer-aided     telephone     interviewing),      CAPI
                      (computer-aided    personal   interviewing),    and   CAWI
                      (computer-aided web interviewing) methods.
================================================================================
================================================================================
QUANTUM               Produces high-quality tables for a production-oriented
                      market research setting. Is capable of producing extremely complex tables.
================================================================================
================================================================================
QUANVERT             Produces certain commonly used types of tables intuitively.
================================================================================
================================================================================
In2Form               Assists users in the creation of forms and scripts for the other products via an easy-to-use graphical user
                      interface.
================================================================================
================================================================================
Other                 Other products in the Quantime and In2itive line are used
Products              for various data collection and tabulation  tasks in the
                      survey research process.  Some of the products have
                      functionality  that  overlaps  with  the  products  listed above.
================================================================================

 Scientific Research
 Product Line                             Key Functions and Features
================================================================================
SYSTAT Base         Statistics: Comprehensive range of descriptive statistics;
(Release 6.0)       cross tabulations; Multivariate general linear models;
                    analysis of variance and covariance;  discriminant analysis;
                    canonical correlation; factor analysis; multi-dimensional scaling; cluster analysis, time series analysis; non-linear estimation

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

================================================================================
================================================================================

SYSTAT Testat       Summary  statistics,  reliability  coefficients,  standard errors of measures for selected score intervals, and item analysis statistics for examining results from achievement tests, psychological tests, etc.

================================================================================
================================================================================

SYSTAT Logit        Binary,  multinomial,  and  conditional  logistic regression with maximum likelihood estimation.

================================================================================
================================================================================

SYSTAT  Survival    Extensive set of methods for survival, reliability, and life table analysis.

================================================================================
================================================================================

SYSTAT Design       Estimates sample sizes required to obtain desired
                    statistical confidence levels.

================================================================================
================================================================================
SigmaPlot           SigmaPlot automatically  produces  publication-quality plots and graphs from numerical data. It is used to produce charts and graphs for publication,  poster session charts, overhead transparencies and distribution materials. SigmaPlot is very
                    flexible  and   customizable   and  includes  many  features
                    designed to meet the particular needs of research scientists and engineers. In addition, SigmaPlot can test the fit of an equation to a graph of research data - an important tool of data analysis.

================================================================================
================================================================================

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

===============================================================================
===============================================================================

SigmaStat           SigmaStat   provides   automated   guidance  for statistical
                    analysis of research data. SigmaStat recommends the best statistical test to use, checks to see if the assumptions required for a particular test have been met, runs the appropriate test and prepares an explanation of the results.

==============================================================================
==============================================================================
TableCurve 2D The purpose of charts and graphs is to illustrate the and TableCurve relationship of two or more variables. If a mathematical
3D                  formula containing the variable describes  the same curve as the curve produced by graphing the  experimental  data, then the formula  expresses the  relationship  of the  variables.
                    TableCurve  2D  automatically  fits  and  ranks  over  3,600 equations  to a curve,  enabling  the  scientist  to quickly determine  which equation best fits the data.  TableCurve 3D fits  three  dimensional  curved  surfaces,  evaluating  the
                    surface     against    over    450    million     equations.

================================================================================
================================================================================

PeakFit Spectroscopy, chromatography and electrophoresis are based upon finding and evaluation the pattern of peaks in test results. Separate peaks may be hidden because data from two or more peaks may be superimposed on each other. PeakFit uses sophisticated nonlinear curve fitting techniques to detect, quantify and analyze hidden peaks in research results.

================================================================================
================================================================================

SigmaGel Using SigmaGel the scientist can perform quantitative electrophoretic gel analysis in the lane, spot or molecular weight measurement modes. Data is collected and stored in the SigmaGel spreadsheet.

          Sample Power, allCLEAR, DeltaGraph, StatXact, LogXact, AnswerTree, Neural Connection, Trial Run and SPSS Diamond are also marketed as part of the science product line.


 Quality in Manufacturing
  Product Line                 Key Functions and Features
================================================================================
QI Analyst              Comprehensive set of SPC data entry/access features, SPC
(Version 3.5)           statistics, 27 quality improvement chart types and
                        reporting. Available only on Windows.
================================================================================
================================================================================

QI Analyst DB           A version of QI Analyst designed for use in a computing
(Version 3.5)           environment with a centralized database.

================================================================================
================================================================================
Gage R&R Implementation and systematic testing of measurement instruments. Available only on Windows.
================================================================================
================================================================================

Trial Run              For design of experiments, including analysis.

================================================================================

          SPSS quality in manufacturing products are available on Windows 3.1, Windows 95 and Windows NT. Sample Power, allCLEAR, DeltaGraph, AnswerTree, SYSTAT, and the SPSS Base and certain products which require the SPSS Base are also marketed as part of the quality product line.

          Many of the Company's statistical software products have received numerous favorable reviews from trade and other publications. SPSS offers its flagship product, SPSS for Windows, in eight languages: English, German, French, Italian, Spanish, Japanese, Catalan and Traditional Chinese. In December 1997, the Company introduced SPSS 8.0 for Windows offering significant enhancements in usability and the display of results. The SYSTAT update was released in the first quarter of 1997.

          The Company's licensing and pricing alternatives vary widely depending upon the product, platform and quantities licensed. List prices for perpetual single-user licenses of products designed for desktop computers ("Desktop products") in North America are approximately $795 for the SPSS Base System and range from $195 to $1,995 for other products. Multi-user network and site licenses typically require annual payments. List prices of annual licenses designed for mainframes, minicomputers, and UNIX workstations ("Large System products") range from $4,500 to $15,000, while perpetual licenses for Large Systems products run from $9,000 to over $30,000. Pricing of SPSS licenses outside of North America is typically higher than domestic prices, and licenses outside of North America are more often annual licenses. In addition to standard maintenance contracts for Large Systems products, for an annual fee SPSS offers an optional service plan to users of Desktop products that includes a toll-free number, free upgrades and discounts on certain products and services.

          Certain desktop products licensed for use by SPSS in certain countries outside of North America are secured with an external hardware device that is required for operation. The Company's Large Systems products, as well as multi-user versions on UNIX platforms, have for many years been secured with internal codes that enable product operation when annual licenses are renewed and license fee payments have been received. Network versions of SPSS desktop products are now also secured with internal codes that govern the timeframe of the license and the number of users.

          The Jandel products have been added to SYSTAT and BMDP to form a comprehensive scientific line ("SPSS Science"). The scientific software's licensing and pricing alternatives vary by product and quantity sold. SigmaPlot, SigmaStat, TableCurve, PeakFit, and SigmaGel have a single user license with a list price of $495, with discounts for volume purchases. Network licenses are available to 2 to 100 users for a one-time fee of $892-$28,700. For all licenses, there are discounts for resellers and for governmental and academic purchasers. SigmaScan has a single user price of $995 and network licenses range from $1,792 to $57,700 with discounts for resellers, distribution, government, academic, and volume purchases. Pricing of these products outside of North America is typically higher than domestic prices. All these products are Windows platform.

          SPSS Science's principal customers are research scientists and engineers from nearly all disciplines. Accordingly, SPSS Science markets directly to scientists and engineers, principally through advertising in scientific and engineering journals and by direct mail to SPSS Science's own databases of research scientists and engineers and to lists of prospective customers obtained from third parties. SPSS Science also distributes its products through a limited number of specialty distributors and software retailers. At present, approximately 75%
of SPSS Science's sales are in North America, 21% in Europe, and 4% in the Asia-Pacific area. See "Recent Developments."

     The Quantime and In2itive product lines are used by market researchers for data collection and tabulation. In general, the Quantime products have more extensive feature sets and the In2itive products have more modern user interfaces. SPSS plans to combine the strengths of the product lines, and improve the ability for these products to communicate with the SPSS product line, through a series of development projects, some of which are expected to be completed in 1998 and others which, while not yet fully defined, are expected to be completed in the next two to three years.

          The Quantime and In2itive products are currently licensed to large market research organizations on an annual recurring basis, where the amount of the annual fee depends on the number of modules in all and the number of users of each module. Annual license fees from customers range from approximately $1,000 to over $1 million. The rate of renewal of these licenses has historically been very high (in excess of 90%).

Publications and Student Software

          SPSS authors and regularly updates a number of publications that include user manuals and instructional texts. The Company has traditionally developed student versions of its Windows and Macintosh products, which are subsets of the SPSS Base System and SYSTAT products, designed for classroom use with SPSS textbooks or with other statistics instructional materials. Since February 1993, certain SPSS publications and student software have been distributed by the College Division of Prentice Hall under the terms of an exclusive, worldwide agreement. See "Business- Prentice Hall Agreement."

Training and Consulting

          The Company offers a comprehensive training program with courses covering product operations, statistical concepts and particular statistical applications. These courses are regularly scheduled at Company offices and in other cities around the world. Organizations may also contract for on-site SPSS training tailored to their specific requirements. SPSS offers consulting and customization services, where an engagement may range from assisting a client in generating a single report to performing a complex data analysis project to tailoring SPSS software for a particular application.

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

          The Company's database of existing customers provides an effective means of selling add-on products, upgrades, and training or consulting services. Customers regularly receive direct mail from the Company on products and services. For large sales opportunities, SPSS sales representatives and technical sales personnel personally visit prospects to make presentations, to give product demonstrations and to provide pre-sales consulting. The Company also maintains an office in the Washington, D.C. area focused on sales to the United States Government, as well as offices in New York, San Francisco and Cincinnati. The SPSS international sales operation consists of thirteen sales offices, in Europe and the Pacific Rim, as well as over 60 licensed distributors. Overall, the Company is represented in over 50 countries. Transactions are customarily made in local currencies.

          Student versions are published by Prentice Hall and sold by more than 300 Prentice Hall sales representatives working directly with faculty on college campuses worldwide. The arrangement also permits Prentice Hall to bundle its various textbooks on statistics, market research and quality improvement with SPSS student versions.

          Current users of the Company's products comprise a significant source of new sales leads. Also important are the expert reviews of SPSS software in trade and market-specific publications. The Company's marketing communications program includes advertising in trade and market-specific publications, advertising on the world wide web, direct mail, exhibiting at trade shows, participating in professional association meetings, sponsoring seminars for prospects and customers, publishing its customer magazine and conducting user group meetings.

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

          The Company's team of specialists in user interface design, software engineering, quality assurance, product documentation and statistics is responsible for maintaining and enhancing the quality, usability and statistical accuracy of all SPSS software. The product development organization is also responsible for authoring and updating all user documentation and other publications. In addition, the Company maintains ongoing relationships with third-party software developers and publishers for the development of specialized software products and the acquisition of technology that can be embedded in SPSS products.

          Most statistical algorithms used by the Company in its products are published for the convenience of its customers. SPSS employs full-time statisticians who regularly research and evaluate new algorithms and statistical techniques for inclusion in the Company's products. SPSS also employs statistically-trained professionals in its documentation, quality assurance, software design and software engineering groups.

          The Company intends to continue to invest in product development. In particular, the Company's 1998 development plan includes updates to SPSS for Windows, SYSTAT, QI Analyst, SigmaPlot, Quantime, In2itive, DeltaGraph, allCLEAR and other products, and new products for business intelligence and survey research applications.

          In the past, the Company has experienced delays in the introduction of new products and product enhancements, due in part to difficulties with particular operating environments and problems with technology provided by third parties. These delays have varied depending upon the size and scope of the project and the nature of the problems encountered. From time to time the Company discovers "bugs" in its products which are resolved through maintenance releases or periodic updates depending on the seriousness of the defect.

          The SPSS product development staff currently includes approximately 212 professionals organized into groups for software design, statistical development, software engineering, documentation, quality assurance, product localization and computing services. In 1995, 1996 and 1997, the Company's expenditures for product development, including capitalized software, were approximately $14.6, $17.1 and $19.4 million, respectively.

          The Company also uses independent contractors in its product development efforts. Sometimes the Company uses such contractors to obtain technical knowledge and capability that it lacks internally. For example, contractors are engaged to perform conversions of SPSS products to computing platforms with which the Company is unfamiliar or which are too costly to acquire for development purposes. SPSS has also outsourced maintenance, conversion and new programming for certain products to enable its internal development staff to focus exclusively on products which are of greater strategic significance. The Company sometimes uses independent contractors to flexibly augment its development capacity, often at a lower cost.

Manufacturing and Order Fulfillment

          To assure speed and efficiency in the manufacturing, order fulfillment and delivery of its products, SPSS entered into the IBM Software Distribution Agreement in February 1993. From April 1993 to December 1996, all diskette and CD-ROM duplication, documentation printing, packaging, warehousing, fulfillment and shipping of SPSS products in the Western Hemisphere had been performed for the Company by IBM. In January 1997, the IBM Software Distribution Agreement was replaced with a similar agreement with Banta Global Turnkey. These services have recently been expanded worldwide. SPSS believes that, because of the sizable capacity of these third party distribution centers and their around-the-clock operation, the Company can easily adapt to peak period demand, quickly manufacture new products for distribution and effectively respond to anticipated sales volumes.

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

          The Company uses a variety of trademarks with its products. Management believes there are currently twenty-one trademarks in use which are material to the Company's business: (i) SPSS; (ii) SPSS/PC+; (iii) Categories; (iv) Neural Connection; (v) QI Analyst; (vi) SPSS Real Stats. Real Easy.; (vii) SYSTAT;
(viii) Jandel Scientific; (ix) SigmaPlot; (x) SigmaStat; (xi) Jandel; (xii) CLEAR; (xiii) allCLEAR; (xiv) AnswerTree; (xv) TextSmart; (xvi) NewView; (xvii) SmartViewer; (xviii) Quantime;(xix) Quancept; (xx) In2itive Technologies; and
(xxi) In2Quest. SPSS is a registered trademark used in connection with virtually all of the Company's products, other than DOS-based products. SPSS/PC+ is an unregistered trademark used in connection with the Company's DOS-based products. SPSS Categories is an unregistered trademark used with the Company's correspondence analysis products on all platforms. Neural Connection is a registered trademark being used with the Company's neural network-based product. QI Analyst is an unregistered trademark and is being used with the Company's new statistical process control software for Windows. SPSS Real Stats. Real Easy. is an unregistered trademark used in connection with SPSS products generally. SYSTAT is a registered trademark used in connection with the Company's SYSTAT products on all platforms. Jandel Scientific is a registered trademark used in connection with the Company's recently acquired Jandel products on all platforms. Jandel is an unregistered trademark used in connection with the Company's recently acquired Jandel products on all platforms. SigmaPlot is a registered trademark used in connection with the Company's recently acquired Jandel products on all platforms. SigmaStat is a registered trademark used in connection with the Company's recently acquired Jandel products on all platforms. CLEAR is a registered trademark used in connection with the Company's recently acquired CLEAR products on all platforms. allCLEAR is the subject of a pending application for registration and is being used in connection with the Company's Clear products. AnswerTree, Text Smart, SmartViewer and NewView are the subject of pending applications for registration and are add on products to the SPSS product family. Quantime is an unregistered trademark used in connection with the Company's recently acquired Quantime products on all platforms. Quancept is a registered trademark used in connection with the Company's recently acquired Quantime products on all platforms. In2itive Technologies and In2Quest are registered trademarks in Denmark and are used in connection with the Company's recently acquired In2itive products on all platforms. Many of the Company's other trademarks include one of the trademarks described herein. The Company has registered certain of its trademarks in the United States and certain of its trademarks in a number of other countries, including the Benelux countries, Denmark, France, Germany, the United Kingdom, Japan, Singapore and Spain. Registration of a trademark confers a number of advantages over reliance on common law rights. Registration of a trademark generally constitutes prima facie evidence of the validity of the mark and the registrant's ownership of and exclusive right to use the mark and, in some jurisdictions, constitutes constructive notice of ownership sufficient to eliminate any defense of good faith adoption or use after the date of registration.

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

          The Company currently has contracts with companies based in India and other foreign countries, which provide software development and engineering services. These companies are providing such services for the development of new components of the graphical user interface used in the Company's products and for porting the Company's products to certain UNIX/Motif platforms. The Company may increase the amount of software development and engineering work performed by third-party contractors in India, or elsewhere, in the future.

Banta Global Turnkey Distribution Agreement

          In January 1997, the Company entered into the Banta Global Turnkey Software Distribution Agreement (the "Banta Agreement"), under which Banta Global Turnkey ("Banta") manufactures, packages, and distributes the Company's software products to the Company's domestic and international customers and certain international subsidiaries. The Banta Agreement has a three-year term, and automatically renews thereafter for successive periods of one year. Either party may terminate the Banta Agreement with 180 days' written notice; however, if Banta terminates for convenience or for any other reason (other than for cause), then during the 180-day notice period Banta will assist the Company in finding a new vendor. Either party may terminate the Banta Agreement for cause by written notice only if the other materially breaches its obligations. Such a termination notice for cause must specifically identify the breach (or breaches) upon which it is based and will be effective 180 days after the notice is received by the other party, unless the breach(es) is (are) corrected during the 180 days.

Prentice Hall Agreement

          The Company entered into the Prentice Hall Agreement (the "Agreement") in February 1993. Under this Agreement, the Company granted to Prentice Hall the exclusive, worldwide right to publish and distribute all SPSS publications, including student versions of SPSS for DOS and Windows. The Company received advance royalty payments in the amount of $4 million, payable as follows: (i) $1.6 million was paid upon execution of the Agreement, (ii) $1.6 million was paid in January 1994, and (iii) $800,000 was paid in February 1995. The Agreement also provides for reductions in advance royalties if operational versions of the student software are not delivered to Prentice Hall by specified dates, and for additional advance royalties for new types of student software developed by the Company. The Agreement has an initial five-year term which ends in 1998, with an option to renew for an additional five years under certain conditions. Currently this Agreement is still in force and negotiations regarding renewing this Agreement are taking place.

Computer Software Development Company

          In 1981, the Company entered into a software development agreement with the Computer Software Development Company ("CSDC") to obtain funding of approximately $2 million for development of software including two Large Systems products, SPSS Graphics and SPSS Tables, and one Desktop product, SPSS/PC+ Tables. The Company entered into two software purchase agreements with CSDC, under which the Company is required to pay CSDC royalties through the year 2001 based on a percentage of "net revenues" (as defined in the agreements) from Large Systems software products developed with CSDC funds. Under these agreements, the Company incurred royalties of approximately $274,000, $255,000 and $249,000 in 1995, 1996 and 1997, respectively. Norman Nie, the Chairman of the Board of the Company, is a limited partner of CSDC.

Seasonality

          The Company's quarterly operating results fluctuate due to several factors, including the number and timing of product updates and new product introductions, delays in product development and introduction, purchasing schedules of its customers, changes in foreign currency exchange rates, product and market development expenditures, the timing of product shipments, changes in product mix, timing and cost of acquisitions and general economic conditions. Because the Company's expense levels are to a large extent based on its forecasts of future revenues, operating results may be adversely affected if such revenues fall below expectations. Accordingly, the Company believes that quarter-to-quarter comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. The Company has historically operated with very little backlog because its products are generally shipped as orders are received. As a result, revenues in any quarter are dependent on orders shipped and licenses renewed in that quarter. The Company has experienced a seasonal pattern in its operating results with the fourth quarter typically having the highest operating income. For example, excluding acquisition and other nonrecurring charges, the percentage of the Company's operating income realized in the fourth quarter was 33% in 1995, 32% in 1996 and 35% in 1997. In addition, the timing and amount of the Company's revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter uncertain. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based primarily on revenue forecasts. More specifically, in the fourth quarter, the variable profit margins on modest increases in sales volume at the end of the quarter are significant. Should the Company fail to achieve such fourth quarter revenue increases, net income for the fourth quarter and the full year could be materially affected. Generally, if revenues do not meet the Company's expectations in any given quarter, operating results will be adversely affected. There can be no assurance that profitability on a quarterly or annual basis can be achieved or sustained in the future.

Employees

          The Company has approximately 781 employees (approximately 486 domestically and approximately 295 internationally), including approximately 435 in sales and marketing, approximately 212 in product development and approximately 134 in general and administrative. The Company believes it has generally good relationships with its employees. None of its employees are members of labor unions.

Financial Information About Foreign and Domestic Operations and Export Sales

          The following table sets forth financial information about foreign and domestic operations. Such information may not necessarily be indicative of trends for future periods.



                                                        Year ended December 31,
                                       --------------------------------------------------------
                                            1995                1996                1997
                                       ----------------    ----------------    ----------------
Sales to unaffiliated customers:
    United States                    $      41,962,000   $      47,128,000   $      55,552,000
    Europe & India                          34,656,000          38,798,000          41,680,000
    Pacific Rim                             10,785,000          13,695,000          13,412,000
                                       ----------------    ----------------    ----------------
        Total                        $      87,403,000   $      99,621,000   $     110,644,000
                                       ================    ================    ================

Sales or transfers between geographic areas:
    United States                    $      15,003,000   $      16,914,000   $      18,261,000
    Europe & India                        (10,931,000)        (11,772,000)        (12,613,000)
    Pacific Rim                            (4,072,000)         (5,142,000)         (5,648,000)
                                       ----------------    ----------------    ----------------
        Total                        $        --         $        --         $        --
                                       ================    ================    ================

Operating income:
    United States                    $       5,141,000   $       6,842,000   $       5,950,000
    Europe & India                              10,000             615,000           (232,000)
    Pacific Rim                              1,245,000           2,460,000           1,268,000
                                       ----------------    ----------------    ----------------
        Total                        $       6,396,000   $       9,917,000   $       6,986,000
                                       ================    ================    ================


                                       --------------------------------------------------------
                                            1995                1996                1997
                                       ----------------    ----------------    ----------------
Identifiable assets:
    United States                    $      36,124,000   $      39,131,000   $      41,610,000
    Europe & India                          14,509,000          19,118,000          16,227,000
    Pacific Rim                              2,463,000           4,803,000           4,908,000
                                       ----------------    ----------------    ----------------
        Total                        $      53,096,000   $      63,052,000   $      62,745,000
                                       ================    ================    ================



          The Company's revenues from operations outside of North America accounted for approximately 52%, 53% and 50% of the Company's revenues in 1995, 1996 and 1997, respectively. The Company expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company further "localizes" the SPSS product line by translating its products into additional languages. International operations are subject to various risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burdens of complying with a wide variety of foreign laws and regulatory requirements. The Company also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded intellectual property in some foreign jurisdictions. As the Company expands its international operations, the risks described above could increase and, in any event, could have a material adverse effect on the Company. See "Business - Sales and Marketing," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, International Subsidiaries, of the "Notes to Consolidated Financial Statements."

Item 2.   Properties

          The Company's principal administrative, marketing, training and product development and support facilities are located in Chicago, Illinois and consist of an aggregate of approximately 64,000 square feet, subject to leases terminating in October 1998. The aggregate annual gross rental payments on these leases were approximately $1,789,000. During 1997, the Company entered into a 15 year sublease agreement to sublease approximately 100,000 square feet of office space in the Sears Tower. This space will replace the principal Chicago offices by the end of 1998.

          In addition, the Company leases sales office space in California, Ohio, Massachusetts, New York, Virginia, The Netherlands, The United Kingdom, Germany, Sweden, France, Singapore, Australia, Japan, Denmark and India. During 1997, the Japan and Australia offices were moved to larger facilities within Japan and Australia, respectively.

          Apart from its offices in Chicago and France, for which the Company plans to move its sales offices to larger facilities in 1998, SPSS believes its facilities are adequate for its present needs.


Item 3.   Legal Proceedings

          Currently, there is no material pending legal proceeding to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


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


Year ended December 31, 1995                          High               Low
--------------------------------------------       -----------        ----------
First Quarter                                    $    13  1/2       $    11  3/8
Second Quarter                                        15  3/4            12  1/4
Third Quarter                                         17  1/4            14  5/8
Fourth Quarter                                        19  5/8            16  5/8
Year ended December 31, 1996
--------------------------------------------
First Quarter                                              19                 14
Second Quarter                                        26  1/8            18  1/4
Third Quarter                                         28  5/8            17  5/8
Fourth Quarter                                        31  1/8            26  1/4
Year ended December 31, 1997
--------------------------------------------
First Quarter                                         32  7/8            24  3/8
Second Quarter                                        32  3/4            24  5/8
Third Quarter                                         34  1/4            27  1/4
Fourth Quarter                                        28  5/8            17  1/2
Year ending December 31, 1998
--------------------------------------------
First Quarter  (through March 20, 1998)               19  1/4            23  1/2


As of March 20, 1998, there were 450 holders of record of the Company's Common Stock.

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


Recent Sales of Unregistered Securities

          In September 1997, SPSS acquired approximately 97% of the outstanding shares of Quantime in exchange for 863,049 shares of Common Stock. In November 1997, SPSS acquired the remaining capital stock of Quantime in exchange for 28,175 shares of Common Stock. The sale of stock was exempt from registration pursuant to Section 4(2) of the Securities Act because the sale did not involve a public offering of stock. A registration statement on Form S-3 was subsequently filed and became effective on December 15, 1997.

          In November 1997, SPSS acquired the outstanding shares of capital stock of In2itive in exchange for 140,727 shares of Common Stock. The sale of stock was exempt from registration pursuant to Section 4(2) of the Securities Act because the sale did not involve a public offering of stock. A registration statement on Form S-3 was subsequently filed and became effective on December 15, 1997.

Item 6.   Selected Consolidated Financial Data

          The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1997 are derived from the Consolidated Financial Statements of the Company. The Consolidated Financial Statements as of December 31, 1996 and 1997, and for each of the years in the three-year period ended December 31, 1997, and the report thereon of KPMG Peat Marwick LLP, are included elsewhere in this Form 10-K.




                                               -----------------------------------------------------------------------
                                                 1993         1994           1995            1996           1997
                                               ----------   ----------   -------------   -------------  --------------
                                                       (in thousands, except net earnings per share data)

 Net revenues:
   Desktop products (1)                          $38,193      $49,337         $61,255         $72,185         $81,340
   Large System products (1)                      14,994       14,825          15,256          15,951          15,687
   Other products and services (1)                 8,639       10,508          10,892          11,485          13,617
                                               ----------   ----------   -------------   -------------  --------------
       Net revenues                               61,826       74,670          87,403          99,621         110,644
 Cost of revenues                                  7,567        8,031           8,789           9,738           9,835
                                               ----------   ----------   -------------   -------------  --------------
 Gross profit                                     54,259       66,639          78,614          89,883         100,809
                                               ----------   ----------   -------------   -------------  --------------
 Operating expenses:
   Sales and marketing                            29,702       37,972          44,730          48,532          54,086
   Product development                             9,434       10,860          12,985          15,972          17,816
   General and administrative                      7,090        8,711          10,768          11,826          11,578
   Nonrecurring charges (2)                            -            -           2,466               -           2,413
   Acquisition-related charges (3)                     -        1,928           1,269           3,636           7,930
                                               ----------   ----------   -------------   -------------  --------------
       Operating expenses                         46,226       59,471          72,218          79,966          93,823
                                               ----------   ----------   -------------   -------------  --------------
 Operating income                                  8,033        7,168           6,396           9,917           6,986
 Net interest income (expense)                   (1,803)        (378)              53             302             326
 Other income (expense) (4)                        (390)        (128)             132           (134)           (488)
                                               ----------   ----------   -------------   -------------  --------------
 Income before income taxes                        5,840        6,662           6,581          10,085           6,824
 Provision for income taxes                        1,683        2,466           3,401           3,848           3,242
                                               ----------   ----------   -------------   -------------  --------------
 Net income                                       $4,157       $4,196          $3,180          $6,237          $3,582
                                               ==========   ==========   =============   =============  ==============
 Basic net earnings per share                      $0.70        $0.56           $0.38           $0.72           $0.41
                                               ==========   ==========   =============   =============  ==============
 Shares used in basic per share                    5,939        7,460           8,441           8,680           8,787
 calculation
                                               ==========   ==========   =============   =============  ==============
 Diluted net earnings per share                    $0.67        $0.53           $0.35           $0.66           $0.37
                                               ==========   ==========   =============   =============  ==============
 Shares used in diluted per share                  6,197        7,926           9,027           9,382           9,626
 calculation
                                               ==========   ==========   =============   =============  ==============








                                               -----------------------------------------------------------------------
                                                 1993         1994           1995            1996           1997
                                               ----------   ----------   -------------   -------------  --------------
                                                                         (in thousands)
 Balance Sheet Data:
   Working capital (deficit)                    ($9,351)     ($9,766)          $3,513          $8,391         $14,154
   Total assets                                   30,347       41,840          53,096          63,052          62,745
   Long-term obligations,
     less current portion                          3,008        4,079           3,535           3,632           3,155
   Total stockholders' equity                      1,320        7,018          20,582          28,449          32,462


(1) Desktop products include those operating on Windows, DOS, Macintosh and OS/2 operating environments. Large Systems products include those operating on mainframes and minicomputers under proprietary operating systems, as well as UNIX platforms. Other products and services include training, consulting, publications sales and related royalties.

(2) Write-off principally of certain software assets capitalized more than two years prior to 1995 totaling $2,466,000 in 1995; and charges of $2,413,000 principally from the revaluation of certain assets associated with the Company's Macintosh and BMDP product lines in 1997.

(3) Write-off in 1994 and 1995 of acquired and in-process technology and other acquisition-related charges totaling $1,928,000 and $1,269,000, respectively; and in September and December of 1996, acquisition-related charges totaling $3,636,000; and in September and November of 1997, acquisition-related charges totaling $7,930,000.

(4) Includes certain nonrecurring charges relating mainly to the amortization of fees incurred in connection with the Recapitalization and the stock appraisal action, as well as certain gains and losses on currency transactions.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The original Statistical Package for the Social Sciences was introduced in 1969, and the Company was incorporated in 1975. The first SPSS products were almost exclusively used by academic researchers working on mainframe systems. The Company has subsequently transformed and enhanced its core product technology, broadened its customer base into the corporate and government sectors, significantly expanded its sales and marketing capabilities, acquired seven corporate entities and product offerings, and adapted its products to changing hardware and software technologies. SPSS software was adapted to minicomputers in the late 1970s and to desktop platforms, including high-end workstations and personal computers, in the mid-1980s. In June 1992, the Company introduced its first windows-based graphical user interface product, SPSS for Windows, which it has since updated three times, and released versions for Macintosh computers and major UNIX/Motif platforms. Approximately 52% of the current SPSS customer base works in corporate settings, with another 31% in academic institutions and 17% in government agencies.

          In recent years SPSS has experienced a significant shift in the sources of its revenues. Between 1993 and 1997, Desktop product license revenues increased from approximately 62% to 74% of total net revenues, while Large Systems software license revenues declined from approximately 24% to 14%. Gross margins associated with the Company's Desktop products are slightly lower than those associated with its Large Systems products. Shifts in the product mix may, as a result, cause fluctuations in gross margins. In addition, the portion of the Company's net revenues derived from international operations increased from 45% to 50% between 1993 and 1997. Management expects these trends to continue in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations."

Results of Operations

          The following table sets forth certain statement of operations data as a percentage of net revenues for the years indicated.




                                    ---------------------------------------------------------------
                                      1993         1994         1995         1996          1997
                                    ----------   ----------   -------------------------------------

Net revenues:
  Desktop products                      61.8%        66.1%        70.1%        72.5%         73.5%
  Large System products                 24.2%        19.8%        17.4%        16.0%         14.2%
  Other products and services           14.0%        14.1%        12.5%        11.5%         12.3%
                                    ----------   ----------   ----------   ----------   -----------
      Net revenues                     100.0%       100.0%       100.0%       100.0%        100.0%
Cost of revenues                        12.2%        10.8%        10.1%         9.8%          8.9%
                                    ----------   ----------   ----------   ----------   -----------
Gross profit                            87.8%        89.2%        89.9%        90.2%         91.1%
                                    ----------   ----------   ----------   ----------   -----------
Operating expenses:
  Sales and marketing                   48.0%        50.8%        51.2%        48.7%         48.9%
  Product development                   15.3%        14.5%        14.9%        16.0%         16.1%
  General and administrative            11.5%        11.7%        12.3%        11.9%         10.4%
  Nonrecurring charges                      -            -         2.8%            -          2.2%
  Acquisition-related charges               -         2.6%         1.4%         3.6%          7.2%
                                    ----------   ----------   ----------   ----------   -----------
      Operating expenses                74.8%        79.6%        82.6%        80.2%         84.8%
                                    ----------   ----------   ----------   ----------   -----------
Operating income                        13.0%         9.6%         7.3%        10.0%          6.3%
Net interest income (expense)          (2.9%)       (0.5%)         0.1%         0.3%          0.3%
Other income (expense)                 (0.7%)       (0.2%)         0.1%       (0.1%)        (0.4%)
                                    ----------   ----------   ----------   ----------   -----------
Income before income taxes               9.4%         8.9%         7.5%        10.2%          6.2%
Provision for income taxes               2.7%         3.3%         3.9%         3.9%          2.9%
                                    ----------   ----------   ----------   ----------   -----------

Net income                               6.7%         5.6%         3.6%         6.3%          3.3%
                                    ==========   ==========   ==========   ==========   ===========



Comparison of Twelve Months Ended December 31, 1995, 1996 and 1997.

Net Revenues. Net revenues increased from $87,403,000 in 1995 to $99,621,000 in 1996 and to $110,644,000 in 1997, increases of 14% and 11%, respectively. These increases were primarily due to an increase in Desktop revenues of 18% in 1996 and 13% in 1997. Large System revenues increased 5% in 1996 and decreased 2% in 1997. The increase in Desktop revenues reflected $38,000,000 in 1996 and $47,721,000 in 1997 of new revenues from licenses of SPSS for Windows. In addition, revenues from annual license renewals of Desktop products increased by $3,451,000 in 1996 and $3,027,000 in 1997, primarily reflecting a $4,178,000 and
$3,283,000 increase in annual license revenues for SPSS for Windows in 1996 and 1997, respectively. The increase in Large Systems revenues in 1996 was primarily due to the December 1995 acquisition of BMDP Statistical Software, Inc., resulting in increased product licenses on UNIX platforms. The decrease in Large System Revenues in 1997 was primarily due to a decrease in international licenses and renewals and a decrease in BMDP revenue. Revenues from other products and services increased by 5% in 1996 due primarily to an increase of 7% in revenues from training and consulting services, partially offset by a decrease in revenues from publications and student products due to the end of the payment of guaranteed royalties from the Prentice Hall Agreement. The Company is no longer entitled to such guaranteed royalties under the Agreement between the Company and Prentice Hall and now only receives actual royalties under the Prentice Hall Agreement. In 1997, revenues from other products and services increased by 19% due to an increase in revenues from training and consulting services and an 117% increase in revenues from publications and student products. Revenues were aided by changes in foreign currency exchange rates in 1995 but adversely affected by foreign currency exchange rates in 1996 and 1997.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues increased from $8,789,000 in 1995 to $9,738,000 in 1996, to $9,835,000 in 1997. Such costs increased 11% in 1996 and 1% in 1997 due to higher sales levels and higher royalties paid to third parties. As a percentage of net revenues, cost of revenues remained constant at 10% in 1995 and 1996 and decreased to 9% in 1997.

Sales and Marketing. Sales and marketing expenses increased from $44,730,000 in 1995 to $48,532,000 in 1996 and to $54,086,000 in 1997, an increase of 8% in
1996 and 11% in 1997. These increases were due to expansion of the domestic and international sales and marketing organizations, increased costs for the Clear and Sigma-series (Jandel) product lines, salary and commission increases and increased media placement and promotional costs. Sales and marketing expenses were partially offset by the effects of changes in foreign currency exchange rates in 1996 and 1997. As a percentage of net revenues, sales and marketing expenses decreased from 51% in 1995 to 49% in 1996 and 1997.

Product Development. Product development expenses increased from $12,985,000 in 1995 to $15,972,000 in 1996 and to $17,816,000 in 1997 (net of the effect of capitalized software development costs of $1,630,000, $1,082,000 and $1,564,000, respectively) an increase of 23% in 1996 and an increase of 12% in 1997. In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,592,000, $1,561,000 and $1,703,000, respectively. The increases in product development expenses were primarily due to staff increases, salary increases, network services, higher depreciation expense related to the purchase of capital equipment used in product development, purchased software and consulting expenses. As a percentage of net revenues, product development expenses increased from 15% in 1995 to 16% in 1996 and 1997.

General and Administrative. General and administrative expenses increased from $10,768,000 in 1995 to $11,826,000 in 1996 and to $11,578,000 in 1997, an
increase of 10% in 1996 and a decrease of 2% in 1997. The increase in 1996 was primarily attributable to increases in bad debt expense, employment taxes, employee insurance and rent expense. The decrease in 1997 was primarily attributable to reductions in costs and personnel in the acquired Clear, Jandel and Quantime entities. Such expense decreased as a percentage of net revenues from 12% in 1995 and 1996 to 10% in 1997.

Non-recurring Charges. A non-recurring charge of $2,466,000 was recorded in 1995 primarily related to the revaluation of certain assets capitalized prior to the Company's IPO in August 1993. Approximately $1,343,000 of this charge related to the development of UNIX products, approximately $178,000 to the initial development of QI Analyst, and approximately $347,000 related to the Japanese translation of SPSS for DOS. In addition, approximately $200,000 of the charge related to out-dated software purchased for the Company's customer information system. The remainder related primarily to shut down and moving costs at subsidiary locations. Non-recurring charges of $2,413,000 in 1997 resulted from the revaluation of certain assets associated with the Company's Macintosh and BMDP product lines.

Acquisition-related Charges. Charges related to the acquisition of BMDP in 1995 totaled $1,051,000 and represented one-time write-offs of acquired and in-process technology and other acquisition-related charges; also in 1995, charges of $218,000 related to acquisition activities of In2itive. Charges of $3,636,000 in 1996 related to the acquisition of Clear and Jandel totaling $1,471,000 and $2,165,000, respectively, and represented severance, restructuring and professional fee charges. Acquisition-related charges of $7,930,000 in 1997 related primarily to the acquisition of Quantime ($5,985,000) and represented the write-off of duplicate software products, professional fees and various other integration expenses, as well as charges related to the acquisition of DeltaGraph software from DeltaPoint, Inc., representing a one-time write-off of in-process technology and other acquisition related charges; and the acquisition of In2itive, representing professional fees and various other integration expenses.

Net Interest Income. Net interest income was $53,000 in 1995 due to interest income following the repayment of the Company's line of credit through the use of net proceeds from the Company's follow-on public offering of stock in February 1995. Net interest income was $302,000 in 1996 due to higher cash balances and $326,000 in 1997 due to higher interest rates earned on short-term investments.

Other Income (Expense). Other income (expense) consists mainly of foreign exchange transactions. Such other items were $132,000 in 1995, ($134,000) in 1996 and ($488,000) in 1997.



Provision for Income Taxes. The provision for income taxes consisted of $3,401,000 in 1995, $3,848,000 in 1996 and $3,242,000 in 1997. During 1995, the
provision for income taxes reflected a tax rate of 47% of pretax income for SPSS on a stand-alone basis, excluding the effect of Japanese withholding taxes of $336,000 on monies transferred out of Japan in 1995. During 1996, the provision for income taxes represented a tax rate of approximately 34%, excluding the effect of Japanese withholding taxes of $372,000 on monies transferred out of Japan in 1996 and the revaluation in allowances for deferred tax assets. During 1997, the provision for income taxes represented a tax rate of 44%, excluding the effect of Japanese withholding taxes of $273,000 on monies transferred out of Japan in 1997, and the non-deductibility of certain Quantime expenses.

Liquidity and Capital Resources

          The Company had no long-term debt as of December 31, 1997 and held approximately $8,079,000 of cash and short term investments. Funds in 1996 and 1997 were used in operations, for acquisitions and to finance capital expenditures incurred in connection with staff additions, which required additional office space, furniture and computers. Capital expenditures were also made for additional computer hardware and software associated with software development.

          The Company currently has a $5,000,000 unsecured line of credit under a Credit Agreement with Bank of America N.T.S.A. ("B of A") under which borrowings bear interest at B of A's reference rate (8.5% per annum as of March 20, 1998). As of December 31, 1997, the Company had no borrowings under the Credit Agreement. The Credit Agreement requires the Company to comply with certain specified financial ratios and tests, and restricts the Company's ability to, among other things: (i) pay dividends or make distributions, (ii) incur additional indebtedness, (iii) create liens on assets, (iv) make investments, (v) engage in mergers, acquisitions or consolidations, (vi) sell assets, and (vii) engage in certain transactions with affiliates.

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

          The Company's capital expenditures, primarily for computer equipment, totaled approximately $5,200,000 in 1997 and are projected to total approximately $5,200,000 and $4,000,000 in 1998 and 1999, respectively. Capital expenditures during 1997, included, among other things, new computer systems for use in internal product development, leasehold improvements and furnishings for the Company's new office space in Sears Tower and expenditures made relating to office moves in Australia and Japan. Capital expenditures during 1998 will include, among other things, new computers primarily for use in internal product development, furnishings and other equipment related to the move of the Company's facilities in Chicago and France. The Company does not believe that the implementation of its business strategy will require substantial additional capital expenditures in comparison with historical levels of product development costs and other expenses.

International Operations

          Significant growth in the Company's international operations also occurred from 1993 to 1997. Revenues from international operations comprised approximately 45% of total net revenues in 1993, whereas revenues from international operations contributed 50% of total net revenues in 1997.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

          Inapplicable.

Item` 8.   Financial Statements and Supplementary Data







                           SPSS Inc. and Subsidiaries


                                      INDEX


                                                                           Page

Independent Auditors' Report................................................26

Consolidated Balance Sheets as of December 31, 1996 and 1997................27

Consolidated Statements of Income for the years ended
    December 31, 1995, 1996 and 1997........................................28

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1995, 1996 and 1997........................................29

Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1996 and 1997........................................30

Notes to Consolidated Financial Statements..................................31

Financial Statement Schedule:

Schedule II    Valuation and qualifying accounts............................43


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPSS Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/KPMG Peat Marwick LLP



Chicago, Illinois
February 18, 1998

                                            SPSS Inc. and Subsidiaries
                                            CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)



                                                                                                          December 31,
                                                                                                  -----------------------------
                                                                                                        1996           1997
                                                                                                  -------------   -------------
                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                  $       13,491    $      8,079
     Accounts receivable, net of allowances of  $1,706 in 1996 and $1,714 in 1997                       21,596          27,872
     Inventories                                                                                         2,088           2,520
     Prepaid expenses and other current assets                                                           2,187           2,811
                                                                                                  -------------   -------------
          Total current assets                                                                          39,362          41,282
                                                                                                  -------------   -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Land and building                                                                                   3,933           1,700
     Furniture, fixtures, and office equipment                                                           5,182           6,044
     Computer equipment and software                                                                    15,363          18,032
     Leasehold improvements                                                                              2,071           2,627
                                                                                                  -------------   -------------
                                                                                                        26,549          28,403
     Less accumulated depreciation and amortization                                                     15,660          18,974
                                                                                                  -------------   -------------
Net equipment and leasehold improvements                                                                10,889           9,429
                                                                                                  -------------   -------------
Capitalized software development costs, net of accumulated amortization                                  7,036           6,703
Goodwill, net of accumulated amortization                                                                2,173           1,062
Deferred income taxes                                                                                    1,268           2,588
Other assets                                                                                             2,324           1,681
                                                                                                  -------------   -------------
                                                                                                $       63,052 $        62,745
                                                                                                  =============   =============


                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable and current portion of long-term debt                                        $           -- $            71
     Accounts payable                                                                                    4,472           5,013
     Accrued royalties                                                                                     520             482
     Accrued rent                                                                                          651             428
     Other accrued liabilities                                                                          11,456           9,912
     Income taxes and value added taxes payable                                                          3,931           1,299
     Customer advances                                                                                     121             208
     Deferred revenues                                                                                   9,820           9,715
                                                                                                  -------------   -------------

          Total current liabilities                                                                     30,971          27,128
                                                                                                  -------------   -------------

Deferred income taxes                                                                                    2,245           1,936
Other non-current liabilities                                                                            1,387           1,219
STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value;  50,000,000 shares authorized;  8,732,502 and
       8,811,644 shares issued and outstanding at December 31, 1996 and
       December 31, 1997, respectively                                                                      87              88
     Additional paid-in capital                                                                         43,196          44,313
     Cumulative foreign currency translation adjustments                                                 (378)         (1,065)
     Accumulated deficit                                                                              (14,456)        (10,874)
                                                                                                  -------------   -------------

          Total stockholders'  equity                                                                   28,449          32,462

                                                                                                  -------------   -------------
                                                                                                $       63,052 $        62,745
                                                                                                  =============   =============



  The accompanying notes are an integral part of these consolidated financial statements.

                                              SPSS Inc. and Subsidiaries
                                           CONSOLIDATED STATEMENTS OF INCOME
                                           (in thousands, except share data)




                                                                           Year ended December 31,
                                                              -------------------------------------------------
                                                                    1995            1996             1997
                                                                --------------  -------------    --------------

         Net revenues:
            Desktop products                                  $        61,255 $       72,185   $        81,340
            Large System products                                      15,256         15,951            15,687
            Other products and services                                10,892         11,485            13,617
                                                                --------------  -------------    --------------
         Net revenues                                                  87,403         99,621           110,644
         Cost of revenues                                               8,789          9,738             9,835
                                                                --------------  -------------    --------------
         Gross profit                                                  78,614         89,883           100,809
                                                                --------------  -------------    --------------

         Operating expenses:
            Sales and marketing                                        44,730         48,532            54,086
            Product development                                        12,985         15,972            17,816
            General and administrative                                 10,768         11,826            11,578
            Nonrecurring items                                          2,466         --                 2,413
            Acquisition-related charges                                 1,269          3,636             7,930
                                                                --------------  -------------    --------------
         Operating expenses                                            72,218         79,966            93,823
                                                                --------------  -------------    --------------

         Operating income                                               6,396          9,917             6,986
                                                                --------------  -------------    --------------
         Other income (expense):
            Interest income                                               334            498               530
            Interest expense                                            (281)          (196)             (204)
            Other                                                         132          (134)             (488)
                                                                --------------  -------------    --------------
         Other income (expense)                                           185            168             (162)
                                                                --------------  -------------    --------------

         Income  before income taxes                                    6,581         10,085             6,824
         Income tax expense                                             3,401          3,848             3,242
                                                                --------------  -------------    --------------

         Net income                                           $         3,180 $        6,237   $         3,582
                                                                ==============  =============    ==============

         Basic net earnings per share                         $          0.38 $         0.72   $          0.41
                                                                ==============  =============    ==============

         Shares used in computing basic net
            earnings per share                                      8,440,562      8,680,145         8,787,403
                                                                ==============  =============    ==============

         Diluted net earnings per share                       $          0.35 $         0.66   $          0.37
                                                                ==============  =============    ==============

         Shares used in computing diluted net
            earnings per share                                      9,027,018      9,381,984         9,626,114
                                                                ==============  =============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        SPSS Inc. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (in thousands, except share data)



                                                                            Year ended December 31,
                                                                   ----------------------------------------
                                                                        1995          1996         1997
                                                                     -----------   -----------  -----------


Common stock, $.01 par value:
   Balance at beginning of period                                  $         76 $          86 $         87
   Public offering of 908,287 shares of common stock                          9         --           --
   Issuance of  67,439, 49,541 and 26,081 shares of common
    stock in 1995, 1996 and 1997, respectively                                1         --           --
   Exercise of stock options                                              --                1            1
                                                                     -----------   -----------  -----------
   Balance at end of period                                        $         86 $          87 $         88
                                                                     -----------   -----------  -----------

Additional paid in capital:
   Balance at beginning of period                                  $     31,011 $      41,627 $     43,196
   Public offering of 908,287 shares of  common stock                     9,118         --           --
   Issuance of  67,439, 49,541 and 26,081 shares of common
    stock in 1995, 1996 and 1997, respectively                            1,199           547          322
   Sale of 9,892, 8,319 and 11,256 shares of common stock
     to the Employee Stock Purchase Plan in 1995, 1996
     and 1997, respectively                                                 141           184          297
   Exercise of  stock options and other                                      40           326          148
   Income tax benefit related to stock options                              117           358          350
   Undistributed earnings related to business combination                     1           154        --
                                                                     -----------   -----------  -----------
   Balance at end of period                                        $     41,627 $      43,196 $     44,313
                                                                     -----------   -----------  -----------

Foreign currency translation adjustment:
   Balance at beginning of period                                  $      (463) $       (691) $      (378)
   Translation adjustment                                                 (228)           313        (687)
                                                                     -----------   -----------  -----------
   Balance at end of period                                        $      (691) $       (378) $    (1,065)
                                                                     -----------   -----------  -----------

Accumulated deficit:
   Balance at beginning of period                                  $   (23,607) $    (20,440) $   (14,456)
   Net income                                                             3,180         6,237        3,582
   Undistributed earnings related to business combination                   (1)         (154)        --
   Dividends declared                                                      (12)          (99)        --
                                                                     -----------   -----------  -----------
   Balance at end of period                                        $   (20,440) $    (14,456) $   (10,874)
                                                                     -----------   -----------  -----------

Total stockholders' equity                                         $     20,582 $      28,449 $     32,462
                                                                     ===========   ===========  ===========



         The accompanying notes are an integral part of these consolidated financial statements.

                                             SPSS Inc. and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)


                                                                           Year ended December 31,
                                                                 -------------------------------------------
                                                                       1995          1996          1997
                                                                   -------------  ------------  ------------

         Cash flows from operating activities:
             Net income                                          $        3,180 $       6,237 $       3,582
             Adjustments to reconcile net income to net cash
               provided by operating activities:
                   Depreciation and amortization                          5,259         5,465         6,731
                   Stock option compensation expense                         21           --            --
                   Deferred income taxes                                  (189)       (1,020)       (1,629)
                   Write-off of software development costs and
                      other assets                                        2,281           --          2,748
                   Write-off of acquired and in-process technology          851           --          1,535
                   Changes  in  assets  and  liabilities,
                      net  of  effects  of acquisitions:
                      Accounts receivable                               (2,237)       (4,276)       (6,276)
                      Inventories                                         (202)         (256)         (376)
                      Accounts payable                                  (1,379)           316           541
                      Accrued royalties                                    (23)            24          (38)
                      Accrued expenses                                    (153)           360       (1,671)
                      Accrued income taxes                                   80            94       (2,632)
                      Other                                                  83           698       (1,621)
                                                                   -------------  ------------  ------------

         Net cash provided by operating activities                        7,572         7,642           894
                                                                   -------------  ------------  ------------

         Cash flows from investing activities:
              Capital expenditures, net                                 (4,275)       (4,405)       (2,698)
              Capitalized software development costs                    (2,504)       (1,758)       (3,791)
              Net (payments) receipts related to acquisitions                46         (418)       (1,006)
              Net decrease in other assets                                    9           --            --
                                                                   -------------  ------------  ------------

         Net cash used in investing activities                          (6,724)       (6,581)       (7,495)
                                                                   -------------  ------------  ------------

         Cash flows from financing activities:
              Net (borrowings) repayments under line-of-credit          (2,877)          (75)            71
               agreements
              Proceeds from issuance of common stock                     11,705         1,058           768
              Costs of issuance of common stock                         (1,205)           --            --
              Income tax benefit from stock option exercises                117           358           350
              Repurchase of common stock                                   (14)           --            --
              Other                                                        (46)          (99)           --
                                                                   -------------  ------------  ------------

         Net cash  provided by financing activities                       7,680         1,242         1,189
                                                                   -------------  ------------  ------------

         Net change in cash and cash equivalents                          8,528         2,303       (5,412)
         Cash and cash equivalents at beginning of period                 2,660        11,188        13,491
                                                                   -------------  ------------  ------------
         Cash and cash equivalents at end of period              $       11,188 $      13,491 $       8,079
                                                                   =============  ============  ============

         Supplemental disclosures of cash flow information:
              Interest paid                                      $          273 $         189           209
              Income taxes paid                                           3,892         3,477 $       7,063
                                                                   =============  ============  ============



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

          (f)  Earnings per Share

          In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS with basic and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents.




                                                                                     Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                          1995               1996                1997
                                                                     -------------------------------------------------------
Basic EPS
Income Available to Common Shareholders                            $      3,180,000   $       6,237,000   $       3,582,000
Weighted-Average Number of Common Shares Outstanding                      8,440,562           8,680,145           8,787,403
Basic EPS                                                          $           0.38   $            0.72   $            0.41

Diluted EPS
Income Available to Common Shareholders                            $      3,180,000   $       6,237,000   $       3,582,000
Weighted-Average Number of Common Shares Outstanding                      8,440,562           8,680,145           8,787,403
Effect of dilutive stock options                                            586,456             701,839             838,711
                                                                            -------             -------             -------
Weighted-Average Number of Common Shares Outstanding
  and Dilutive Potential Common Shares                                    9,027,018           9,381,984           9,626,114
Diluted EPS                                                        $           0.35   $            0.66   $            0.37




          (g)  Depreciation and Amortization

          Depreciation of furniture and equipment is provided using the straight-line method over the estimated useful lives of the assets, which range from three to eight years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated life of the asset. This method results in greater amortization than the method based upon the ratio of current year gross product revenue to current and anticipated future gross product revenue.

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

          (i)  Stock Option Plans

          Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying shares exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

          (j)  Inventories

          Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

          (k)  Goodwill

          The excess of the cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 10 to 15 years. During 1997, certain goodwill assets were revalued and a $905,000 write-off resulted. Accumulated amortization was $683,000 and $628,000 as of December 31, 1996 and 1997, respectively.

          (l)  Foreign Currency Translation

          The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rates during the period. The gains or losses resulting from such translation are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in "other income and expense" in the statements of income.

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

(2)        International Subsidiaries

          The net assets, net revenues and net earnings (loss) of international subsidiaries as of and for the years ended December 31, 1995, 1996 and 1997 included in the consolidated financial statements are summarized as follows:



                                                                               December 31,
                                                        -----------------------------------------------------------
                                                             1995                  1996                 1997
                                                        ----------------     -----------------     ----------------

          Working capital (deficit)                   $    (5,118,000)       $    (2,999,000)      $       (334,000)
                                                        ================     =================     ================
          Excess of noncurrent assets over
            noncurrent liabilities                    $      5,371,000       $      6,487,000      $      3,353,000
                                                        ================     =================     ================

                                                      $     45,441,000             52,493,000      $     55,092,000
          Net revenues                                  ================     =================     ================
                                                      $        (50,000)    $        1,626,000      $       (860,000)
          Net earnings (loss)                         ==================     =================     ================





          Geographic information is disclosed elsewhere in this document.

(3)        Software Development Costs and Purchased Software

          Activity in capitalized software is summarized as follows:

                                                                                      December 31,
                                                                  ----------------------------------------------------------------
                                                                          1995                  1996                     1997
                                                                  -----------------      ------------------      -----------------

              Balance, net -- beginning of year                         $7,207,000              $6,839,000             $7,036,000
              Additions                                                  2,613,000               1,587,000              3,191,000
              Product translations                                         508,000                 203,000              1,210,000
              Write-down to net realizable value                       (1,897,000)                (32,000)            (3,031,000)
              Amortization expense charged to
                 cost of revenues                                      (1,592,000)             (1,561,000)            (1,703,000)
                                                                  -----------------      ------------------      -----------------
              Balance, net -- end of year                               $6,839,000              $7,036,000             $6,703,000
                                                                  =================      ==================      =================


          The components of net capitalized software are summarized as follows:


                                                      December 31,
                                         -------------------------------------
                                             1996                    1997
                                         ---------------      ----------------

Product translations                   $      1,052,000      $      1,687,000
Acquired software technology                  2,274,000             1,567,000
Capitalized software development costs        3,710,000             3,449,000
                                         ---------------      ----------------
Balance, net -- end of year            $      7,036,000     $       6,703,000
                                         ===============      ================

          Total software development costs, including amounts expensed as incurred, amounted to approximately $15,489,000, $17,762,000 and $21,607,000, for the years ended December 31, 1995, 1996 and 1997, respectively.

          Included in acquired software technology at December 31, 1996 and 1997 is $494,000 and none, respectively, of technology resulting from the acquisition of BMDP Statistical Software, Inc. Included in acquired software technology at December 31, 1997 is $164,000 of technology resulting from the purchase of the DeltaGraph product. (See Note 4).

(4)       Acquisitions

          As of December 29, 1995, the Company acquired substantially all of the assets of one of its competitors, BMDP Statistical Software, Inc. ("BMDP"), for $850,000 in cash to BMDP and non-competition payments to the principal shareholder of BMDP. In addition, the Company agreed to assume approximately $1,400,000 of BMDP's liabilities, consisting of telephone equipment and office machine lease obligations, accounts payable and advertising fees, accrued employment-related expenses, professional fees, and bank loan and line of credit facilities. The BMDP acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. In the fourth quarter of 1995, the Company recorded charges of approximately $1,051,000 representing a one-time write-off of acquired and in-process technology and other acquisition-related charges. The $301,000 excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill. During 1996 certain assumed liabilities were revalued, and consequently BMDP goodwill was increased to $542,000. During 1997, the remaining goodwill relating to BMDP was written off since the value of the future benefit from BMDP products was determined to be minimal.

          On September 26, 1996, the Company acquired all of the outstanding capital stock of Clear Software, Inc. ("Clear"), a developer and marketer of process management, analysis and documentation software products, in exchange for 183,833 shares of Common Stock. The merger with Clear was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the Company and Clear had been combined for all periods presented.

          On November 20, 1996, the Company acquired all of the outstanding capital stock of Jandel Corporation and Subsidiary ("Jandel"), a developer and marketer of graphical and statistical software products used mainly in scientific applications, in exchange for 339,427 shares of Common Stock. The merger with Jandel was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the Company and Jandel had been combined for all periods presented.

          Effective May 1, 1997, the Company purchased all of DeltaPoint Inc.'s assets primarily relating to and comprising DeltaGraph computer software products for $910,000. The transaction was accounted for as an asset purchase, and, accordingly the acquired assets were recorded at their estimated fair market values. The $8,000 excess of the purchase price over the fair market values of the assets was recorded as goodwill.

          In September 1997, SPSS acquired approximately 97% of the outstanding shares of capital stock of Quantime Limited ("Quantime"), a corporation organized under the laws of England, in exchange for 863,049 shares of Common Stock. In November 1997, SPSS acquired the remaining shares of capital stock of Quantime in exchange for 28,175 shares of Common Stock. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the Company and Quantime had been combined for all periods presented. Quantime is a developer of market research products. SPSS will continue to operate the Quantime business principally from the Quantime offices in London, England.

     In November 1997, SPSS acquired the outstanding shares of capital stock of In2itive Technologies, A/S ("In2itive"), a corporation organized under the laws of Denmark, in exchange for 140,727 shares of Common Stock in a merger accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the Company and In2itive had been combined for all periods presented. In2itive is a computer software company specializing in market research software. SPSS will continue to operate the In2itive business principally from the In2itive headquarters in Copenhagen, Denmark.

          The following information reconciles net revenues and net income of SPSS as previously reported with the amounts presented in the accompanying consolidated statements of income for the years ended December 31, 1995, 1996 and 1997, as well as the results of operations for 1997 for Quantime and In2itive during the periods preceding their acquisitions. The 1997 results presented for Quantime represent the nine months ended September 30, 1997. The 1997 results for In2itive are for the eleven months ended November 30, 1997.



                                  1995                     1996                    1997
                            ------------------      -------------------      ------------------

Net revenues:
  SPSS (1)                $        73,794,000      $        83,989,000
  Quantime                         13,470,000               15,381,000     $        13,670,000
  In2itive                            139,000                  251,000                 520,000
                            ------------------      -------------------
    Total                 $        87,403,000      $        99,621,000
                            ==================      ===================

Net income (loss):
  SPSS (1)                $         3,875,000      $         7,182,000
  Quantime                            289,000                  122,000     $       (1,210,000)
  In2itive                          (984,000)              (1,067,000)             (1,155,000)
                            ------------------      -------------------
     Total                $         3,180,000      $         6,237,000
                            ==================      ===================



 (1) Represents the historical results of SPSS without considering the effect of the Quantime and In2itive pooling of interests transactions.

(5)       Commitments and Contingencies

          Operating Leases

          The Company leases its office facilities, storage space, and certain data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

          The following is a schedule of future noncancelable minimum lease payments required under operating leases as of December 31, 1997:

Year ending December 31,                                  Amount
----------------------------------                   -----------------
1998                                                   $4,562,000
1999                                                    3,810,000
2000                                                    2,775,000
2001                                                    2,282,000
2002                                                    2,159,000
Thereafter                                              20,292,000
                                                     -------------
                                                    $   35,880,000
                                                    ==============


     Rent expense related to operating leases was approximately $4,120,000, $4,109,000 and $4,631,000 during the years ended December 31, 1995, 1996, and 1997, respectively.

          Litigation

          The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business and have not been adjudicated. Management currently believes the ultimate outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.

 (6)       Financing Arrangements

          Effective March 14, 1997, the Company amended its $5,000,000 unsecured 364-day revolving credit facility available for advances pursuant to a definitive credit agreement to end on April 30,1998. The Company pays a facility fee of 0.25% on the unused portion of the facility. If the Company does borrow against the facility, interest will be charged at the Bank of America reference rate (8.5% at December 31, 1997). At December 31, 1997, the entire $5,000,000 of the line of credit was unused.

(7)         Other Income (Expense)

          Other income (expense) consists of the following:



                                                              Year ended December 31,
                                                ---------------------------------------------------
                                                     1995              1996               1997
                                                -------------     -------------      --------------

Interest income                           $          334,000    $      498,000     $       530,000
Interest expense                                   (281,000)         (196,000)           (204,000)
Exchange gain (loss) on foreign currency
   transactions                                      212,000          (66,000)           (488,000)
Stock appraisal action                             (105,000)                --                --

Payments to related parties                         (45,000)                --                --

Other                                                 70,000          (68,000)                --

                                                -------------     -------------      --------------
Total other income (expense)              $          185,000    $      168,000     $     (162,000)
                                                =============     =============      ==============



 (8)        Income Taxes

          Income before income tax expense consists of the following:

                                     Year ended December 31,
                      ----------------------------------------------------------
                             1995               1996              1997
                      ---------------      ---------------     ---------------

Domestic            $      5,454,000     $      7,079,000    $      6,460,000
Foreign                    1,127,000            3,006,000             364,000
                      ---------------      ---------------     ---------------
                    $      6,581,000     $     10,085,000    $      6,824,000
                      ===============      ===============     ===============

          Income tax expense consists of the following:


                                                              Current            Deferred             Total
                                                         ---------------      ---------------      ---------------

           Year ended December 31, 1995
                U.S. Federal                           $      1,771,000    $       (144,000)    $       1,627,000
                State                                           187,000             (32,000)              155,000
                Foreign                                       1,619,000                  --             1,619,000
                                                         ---------------      ---------------      ---------------
                                                       $      3,577,000    $       (176,000)    $       3,401,000
                                                         ===============      ===============      ===============

           Year ended December 31, 1996
                U.S. Federal                           $      2,296,000    $       (837,000)    $       1,459,000
                State                                           792,000            (178,000)              614,000
                Foreign                                       1,798,000             (23,000)            1,775,000
                                                         ---------------      ---------------      ---------------
                                                       $      4,886,000    $     (1,038,000)    $       3,848,000
                                                         ===============      ===============      ===============

           Year ended December 31, 1997
                U.S. Federal                           $      2,041,000    $       (546,000)    $       1,495,000
                State                                           623,000             (74,000)              549,000
                Foreign                                       2,207,000          (1,009,000)            1,198,000
                                                         ---------------      ---------------      ---------------
                                                       $      4,871,000    $     (1,629,000)    $       3,242,000
                                                         ===============      ===============      ===============


          For  the  years  ended   December  31,  1995,   1996  and  1997,   the
reconciliation of statutory to effective income taxes is as follows:



                                                                            Year ended December 31,
                                                            -----------------------------------------------------------------
                                                                   1995                    1996                    1997
                                                            ------------------      ------------------     ------------------
      Income taxes using the Federal
        statutory rate of 34%                            $          2,238,000     $         3,429,000    $         2,320,000
      State income taxes, net of Federal tax
        benefit                                                       103,000                 404,000                362,000
      Change in valuation allowance and credit
        and net operating loss utilization, net                       385,000               (513,000)            (1,256,000)
      Foreign taxes at net rates different
        from U.S. Federal rates                                       899,000                 379,000              1,096,000
      Foreign tax credit                                            (336,000)               (372,000)              (273,000)
      Acquisition costs                                                  -                    440,000                592,000
      Other, net                                                      112,000                  81,000                401,000

                                                            ------------------      ------------------     ------------------
                                                          $         3,401,000     $         3,848,000    $         3,242,000
                                                            ==================      ==================     ==================


          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1997, are presented below:



                                                                                                    1996             1997
                                                                                             ---------------  ----------------
 Deferred tax assets:
      Accounts receivable principally due to allowance for doubtful accounts           $            369,000 $         165,000
      Inventories, principally due to additional costs inventoried for tax purposes
          pursuant to the Tax Reform Act of 1986                                                    114,000            46,000
      Compensated absences, principally due to accrual for financial reporting purposes             158,000            79,000
      Research and experimentation credit carryforwards                                             523,000           523,000

      Deferred rent                                                                                 214,000           119,000
      Plant and equipment, principally due
         to differences in depreciation and
         capitalized interest                                                                       250,000           226,000
      Deferred revenues                                                                           1,684,000         1,166,000
      Foreign currency loss                                                                         113,000           171,000
      Acquisition-related items                                                                     521,000           785,000
      State deferred tax asset                                                                      884,000           838,000
      U.S. net operating loss carryforwards                                                         431,000           160,000
      Non-U.S. net operating loss carryforwards                                                     805,000         1,848,000
      Other                                                                                          95,000            99,000
                                                                                             ---------------  ----------------

 Total gross deferred tax assets                                                                  6,161,000         6,225,000
 Less valuation allowance                                                                       (4,893,000)       (3,637,000)
                                                                                             ---------------  ----------------

 Net deferred tax assets                                                                          1,268,000         2,588,000
                                                                                             ---------------  ----------------

 Deferred tax liabilities:
      Capitalized software costs                                                                  1,670,000         1,364,000
      State deferred tax liability                                                                  464,000           436,000
      Other                                                                                         111,000           136,000
                                                                                             ---------------  ----------------

 Net deferred tax asset (liability)                                                    $          (977,000) $         652,000
                                                                                             ===============  ================



     The  valuation  allowance   increased  $385,000,   decreased  $513,000  and
decreased $1,256,000 in 1995, 1996 and 1997, respectively.

     As of December 31, 1997, Jandel had net operating loss carryforwards of approximately $635,000 and $156,000 for Federal and state purposes respectively, expiring in years 2000 through 2010.

     Due to the merger with SPSS, Jandel's ability to utilize net operating loss carryforwards may be affected.

     As of December 31, 1997, In2itive had a net operating loss carryforward of approximately $3,301,000. This loss can be carried forward indefinitely.

 (9)        Capital Stock

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

(10)        Research and Development Limited Partnerships

          The Company entered into agreements with limited partnerships in 1981, 1982 and 1985 to perform research and development for new and existing computer software. Certain of the general and limited partners of these partnerships are officers of the Company and under these agreements, the Company incurred royalty expense to the partnerships of $361,000, $349,000 and $319,000, for the years ended December 31, 1995, 1996 and 1997.

(11)        Stock Options

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

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. All options under the plans have been granted at exercise prices not less than the market value at the date of the grant. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income would have been decreased to the pro forma amounts indicated below:

                                            1996                  1997
                                     -----------------     -----------------

 Net income:
     As reported                   $        6,237,000     $       3,582,000
     Pro forma                              5,547,000             2,616,000

 Net earnings per share:
     Basic, as reported                          0.72                  0.41
     Basic pro forma                             0.64                  0.30

     Diluted, as reported                        0.66                  0.37
     Diluted pro forma                           0.59                  0.27

          Under the stock option plans, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1995, 1996 and 1997, respectively; no expected dividend yield; expected volatility of 25 percent; risk free interest rates of 6.53%, 6.53% and 5.57% and expected lives of 8 years. Additional information regarding options is as follows:



                                 1995                                 1996                                 1997
                                 -------------------------------     --------------------------------     ----------------- --------
                                                     Weighted                             Weighted                          Weighted
                                                     average                               average                          average
                                                     exercise                              exercise                         exercise
                                Options               price             Options             price            Options         price
                                 ---------------  --------------     ---------------   --------------     ---------------   --------

Outstanding at beginning
   of year                        833,117 $          4.73           1,106,869  $          7.02           1,379,076 $         10.39
     Granted                      305,373           12.86             406,621            21.04             392,500           28.15
     Forfeited                    (10,095)          11.37             (14,702)           11.88             (29,990)          21.28
     Exercised                    (21,526)           1.81            (119,712)            8.23             (42,480)           3.65

                             -------------  --------------     ---------------   --------------     ---------------   -------------

Outstanding at end of year      1,106,869            7.02           1,379,076            10.39           1,699,106           13.99

Options exercisable at
   year end                       605,808            3.77             722,029             5.23             984,115           12.58



          The weighted average fair value of options granted during 1995, 1996 and 1997 was $13.59, $19.16 and $28.15, respectively.


          The  following  table  summarizes   information  about  stock  options
outstanding at December 31, 1997:



                                                                Weighted
                                                                 average        Weighted                          Weighted
                                                                remaining        average                           average
                                               Options         contractual      exercise        Options           exercise
         Range of exercise prices            outstanding           life           price       exercisable           price
       ---------------------------------    ---------------  ---------------   ------------  ---------------      --------------

     $             1.05                         371,445             3.72       $  1.05          371,445           $  1.05

                8.00-9.125                      299,402             6.27          8.72          272,294              8.70

               12.875-14.75                     464,362             7.63         13.97          273,096             13.81

               18.875-29.00                     563,897             9.07         25.33           67,280             23.34

                                            ---------------    --------------- -------         ------------      ---------
                                              1,699,106             7.01       $ 13.99          984,115           $ 12.58



(12)       Unaudited Quarterly Financial Information

         The following is a summary of the unaudited interim results of operations for each of the quarters ended in 1996 and 1997.


                                 Mar. 31    June 30,     Sept. 30    Dec. 31,      Mar. 30       June 30,       Sept. 30,   Dec. 31,
                                  1996        1996         1996        1996         1997           1997           1997        1997
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Net revenues:
  Desktop products               $17,549      $16,612      $18,429     $19,595       $19,851       $19,834       $19,836     $21,819
  Large System products            4,070        3,875        4,088       3,918         4,327         3,564         3,630       4,166
  Other products and               2,521        2,895        2,983       3,086         3,134         3,328         3,180       3,975
  services
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
      Net revenues                24,140       23,382       25,500      26,592         7,312        26,726        26,646      29,960
Cost of revenues                   2,151        2,421        2,490       2,676         2,589         2,426         2,252       2,568
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Gross profit                      21,989       20,961       23,010      23,923        24,723        24,300        24,394      27,392
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Operating expenses:
  Sales and marketing             12,456       11,796       11,753      12,527        12,682        13,613        13,040      14,751
  Product development              3,851        3,962        4,203       3,956         4,345         4,251         4,713       4,507
  General and administrative       2,531        3,033        3,194       3,068         3,266         3,203         3,078       2,031
  Nonrecurring items (a)               -            -            -           -             -         2,413                      -
  Acquisition-related                  -            -          980       2,656             -         1,065         6,053         812
  charges (b)
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
      Operating expenses          18,838       18,791       20,130      22,207        20,293        22,132        29,297      22,101
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Operating income                   3,151        2,170        2,880       1,716         4,430         2,168       (4,903)       5,291
Net interest income                   91           76           59          76           109           101            16         100
(expense)
Other income (expenses)             (50)         (56)         (84)          56           (22)            6         (100)       (372)
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Income before income taxes         3,192        2,190        2,855       1,848         4,517         2,275       (4,5,019
Income tax expense                 1,221          811        1,132         684         1,603           998         (965)       1,606
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Net income                        $1,971       $1,379       $1,723      $1,164        $2,914        $1,277      $(4,022)      $3,413
                               ==========   ==========  =========== ===========  ============   ===========   ===========  =========
Basic net earnings per share       $0.23        $0.16        $0.20       $0.13         $0.33         $0.15       ($0.46)       $0.39
                               ==========   ==========  =========== ===========  ============   ===========   ===========  =========
Shares used in basic per share     8,639        8,660        8,675       8,725         8,736         8,759         8,799       8,811
calculation
                               ==========   ==========  =========== ===========  ============   ===========   ===========  =========
Diluted net earnings per           $0.21        $0.15        $0.18       $0.12         $0.3          $0.13       $(0.46)       $0.36
share
                               ==========   ==========  =========== ===========  ============   ===========   ===========  =========
Shares used in diluted per         9,214        9,335        9,371       9,500         9,611         9,624         8,799       9,542
share calculation
                               ==========   ==========  =========== ===========  ============   ===========   ===========  =========


                               ---------------------------------------------------------------- ------------------------------------
                                Mar. 31      June 30,     Sept. 30    Dec. 31,        Mar. 30       June 30,    Sept. 30,   Dec. 31,
                                  1996         1996        1996         1996            1997          1997         1997        1997
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Net revenues:
  Desktop products                   73%          71%          72%         74%           73%           74%           74%         73%
  Large System products              17%          17%          16%         15%           16%           14%           14%         14%
  Other products and                 10%          12%          12%         11%           11%           12%           12%         13%
  services
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
      Net revenues                  100%         100%         100%        100%          100%          100%          100%        100%
Cost of revenues                      9%          11%          10%         10%            9%            9%            8%          9%
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Gross profit                         91%          89%          90%         90%           91%           91%           92%         91%
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Operating expenses:
  Sales and marketing                52%          50%          46%         47%           46%           51%           49%         49%
  Product development                16%          17%          16%         15%           16%           16%           18%         15%
  General and administrative         10%          13%          13%         11%           12%           12%           11%          7%
  Nonrecurring items (a)               -            -            -           -             -             -            9%           -
  Acquisition-related                  -            -           4%         10%             -            4%           23%          2%
  charges (b)
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
      Operating expenses             78%          80%          79%         83%           74%           83%          110%         73%
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Operating income                     13%           9%          11%          7%           17%            8%          -18%         18%
Net interest income                    -            -            -           -             -             -             -           -
(expense)
Other income (expense)                 -            -            -           -             -             -             -         -1%
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Income before income taxes           13%           9%          11%          7%           17%            8%          -18%        -17%
Income tax expense                    5%           3%           4%          3%            6%            3%           -3%          6%
                               ----------   ----------  ----------- -----------  ------------   -----------   -----------  ---------
Net income                            8%           6%           7%          4%           11%            5%          -15%         11%
                               ==========   ==========  =========== ===========  ============   ===========   ===========  =========



(a) Write-off in July 1997, principally of certain software assets associated with the Company's Macintosh and BMDP product lines.

(b) Write-off in September and December, 1996 in conjunction with mergers with Clear Software, Inc. and Jandel Corporation, accounted for as pooling-of-interests.

     Write-off  in  May  1997,   principally   of  in-process   technology   and
     acquisition-related   charges  in  conjunction   with  the  acquisition  of
     DeltaGraph software.

     Write-off in September and November 1997, in conjunction with the stock purchases of Quantime and In2itive accounted for as pooling-of-interests.

                                   Schedule II

                                    SPSS Inc.

                        Valuation and qualifying accounts

                  Years ended December 31, 1995, 1996 and 1997





                                                                           Additions
                                                                --------------------------------
                                                 Balance           Charged          Charged                           Balance at
                                                    at                to               to
                                                Beginning of       Costs and          Other                              End of
               Description                         Period          Expenses          Accounts        Deductions          Period
-------------------------------------------    --------------   ---------------   --------------    --------------   ---------------

1995
Allowance for doubtful accounts,
  product returns, and cancellations         $       581,000        $     464,000      $1,755,000     $ 1,875,000   $    925,000
Inventory obsolescence reserve                       246,000              153,000           --            158,000        241,000


1996
Allowance for doubtful accounts,
  product returns, and cancellations         $       925,000        $   1,076,000    $ 1,900,000      $ 2,195,000   $  1,706,000
Inventory obsolescence reserve                       241,000              146,000         50,000          205,000        232,000


1997
Allowance for doubtful accounts,
  product returns, and cancellations         $     1,706,000  $     $    447,000    $  1,606,000      $ 2,045,000   $  1,714,000
Inventory obsolescence reserve                       232,000             100,000         (50,000)         215,000         67,000



Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

          There were no changes in or disagreements with accountants during fiscal year 1997.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information as of March 16, 1998 with respect to each person who is an executive officer or director of the Company.


Name                        Age          Position

Norman Nie (2).............  54  Chairman of the Board of Directors

Jack Noonan................  50  Director, President and Chief Executive Officer

Edward Hamburg.............  46  Executive Vice President, Corporate Operations,
                                 Chief Financial Officer and Secretary

Louise Rehling.............  54  Executive Vice President, Product Development

Mark Battaglia.............  38  Executive Vice President, Corporate Marketing

Ian Durrell................  55  Executive Vice President, International

Susan Phelan...............  41  Executive Vice President, Domestic Sales and
                                 Services

Bernard Goldstein (1)(2)...  67  Director

Fredric Harman (1)(2)......  37  Director

Merritt Lutz  (1)            55  Director

Michael Blair..............  53  Director

---------------------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee


     Norman Nie, Chairman of the Board and co-founder of the Company, designed the Company's original statistical software beginning in 1967 and has been a Director and Chairman of the Board since the Company's inception in 1975. He served as Chief Executive Officer of the Company from 1975 to 1991. In addition to his current responsibilities as Chairman of the Board, Dr. Nie is a professor in, and has previously chaired the Political Science Department at the University of Chicago, where his research specialties include public opinion, voting behavior and citizen participation. He has received three national awards for his books in these areas. During the past year, he has become a technology partner in Oak Investment Partners. Dr. Nie received his Ph.D. from Stanford University.

     Jack Noonan has served as Director and President and Chief Executive Officer since joining the Company in January 1992. Mr. Noonan was President and Chief Executive Officer of Microrim Corp., a developer of database software products, from 1990 until December 1991. Mr. Noonan served as Vice President of the Product Group of Candle Corporation, a developer of IBM mainframe system software, from 1985 to 1990. Mr. Noonan is a Director of ShowCase Corporation, Napersoft, Inc., and Repository Technologies, Inc. Mr. Noonan holds an engineering degree from the Rockford School of Business and Engineering in Rockford, Illinois.

     Edward Hamburg, Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, was elected Senior Vice President, Corporate Operations in July 1992, Chief Financial Officer in June 1993 and Secretary in June 1994. Dr. Hamburg previously served as Senior Vice President, Business Development, and was responsible for product and technology acquisitions as well as joint venture opportunities. Dr. Hamburg first joined the Company in 1978 and served in a variety of marketing and product management capacities. He joined the faculty at the University of Illinois at Chicago in 1982, and returned to the Company in 1986. Dr. Hamburg received his Ph.D. from the University of Chicago.

     Louise Rehling, Executive Vice President, Product Development, oversees management of all stages of product development. Ms. Rehling joined SPSS in 1982 as Vice President of Development and Services and has served in her current position since 1987. Ms. Rehling received her B.S. in Mathematics from the University of Illinois and her M.S. in Information Sciences and her M.A. in Psychology from the University of Chicago.

     Mark Battaglia, Executive Vice President, Corporate Marketing, joined SPSS in October 1988. Mr. Battaglia served as Vice President of Marketing at London House, a publisher in the Maxwell Communications family, from June 1987 until joining the Company. Mr. Battaglia received his M.B.A. in 1984 from the University of Chicago.

     Ian Durrell, Executive Vice President, International, joined SPSS in February 1991. Prior to that time, he served as head of European marketing for Unify Corporation, a supplier of relational database management systems, and was a partner of Partner Development International, a strategic partnering firm from 1987 to 1989. Mr. Durrell graduated from the Royal Military Academy, Sandhurst, in the United Kingdom.

     Susan Phelan, Executive Vice President, Domestic Sales and Services, joined SPSS in 1980 as a sales representative. She assumed her current position in 1987. Ms. Phelan received her M.B.A. from the University of Illinois at Chicago.

     Bernard Goldstein has been a Director of the Company since 1987. He is a Director of Broadview Associates, LLC ("Broadview"), which he joined in 1979. He is a past President of the Information Technology Association of America ("ITAA"), the industry trade association of the computer service industry, and past Chairman of the Information Technology Foundation. Mr. Goldstein was a Director of Apple Computer Inc. until August 1997, and is currently a Director of Franklin Electronic Publishers, Inc., Sungard Data Systems, Inc., and several privately held companies. He is a graduate of both the Wharton School of the University of Pennsylvania and the Columbia University Graduate School of Business.

     Fredric Harman has been a Director of the Company since October 1990. Since June 1994 he has been a General Partner of Oak Investment Partners, a venture capital firm. He was formerly a General Partner of Morgan Stanley Venture Partners L.P. ("MSVP"), the General Partner of Morgan Stanley Venture Capital Fund L.P. ("MSVCF"). Mr. Harman joined Morgan Stanley in 1987 as an Associate of Morgan Stanley Venture Capital Inc. ("MSVC") and was named a Vice President of MSVC in 1992. He is also a Director of ILOG S.A., International Manufacturing Services, Inc., and several privately held companies. He received his M.B.A. from the Harvard University Graduate School of Business and his M.S. in Electrical Engineering from Stanford University.

     Merritt Lutz has been a Director of the Company since 1988. He is currently Senior Advisor of Morgan Stanley Dean Witter & Co. managing the Firm's strategic technology investments and partnerships. Previously, he was President of Candle Corporation, a worldwide supplier of systems software from 1989 to November 1993. Mr. Lutz is a Director of Interlink Electronics, Inc. and three privately held software companies - Algorithmics, Persistence Software, and MicroFrame Technologies. Mr. Lutz serves on the prestigious Board of Managers at the University of Rochester-Eastman School of Music and Michigan State University College of Arts and Letters National Advisory Council. He is a former Director of the Information Technology Association of American and the NASD Industry Advisory Committee. He holds a bachelors and masters degree from Michigan State University.

     Michael D. Blair has been a Director of the Company since July 1997. Since April 1974, he has been Chairman, Chief Executive and founder of Cyborg Systems, Inc., a human resource management software company. Mr. Blair is a Director of Praxis International, Computer Corporation of America and Repository Technologies, Inc. He is a board member of ITAA, President of the Chicago Software Association, a board member of the American Software Association and a board member of Benefits & Compensation Magazine. Mr. Blair holds a bachelors degree in mathematics and physics from the University of Missouri.

     The Company's Board of Directors is divided into three classes serving staggered three-year terms. Messrs. Harman and Lutz are serving three-year terms expiring at the 1998 Annual Meeting. Mr. Goldstein and Dr. Nie are serving three-year terms expiring at the 1999 Annual Meeting. Mr. Noonan and Mr. Blair are serving three-year terms expiring at the 2000 annual meeting. For a discussion of the nomination rights granted to certain stockholders of the Company, see "Related Transactions-Stockholders Agreement."

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

Section 16(a) Beneficial Ownership Reporting Compliance

                   The Company believes that during 1998 its officers, directors and owners of more than ten percent of its Common Stock complied with all filing requirements under Section 16(a) of the Securities and Exchange Act of 1934
except as described below. Five reporting persons filed either late Form 4 reports or Form 5 reports to disclose transactions subject to Form 4 requirements. Merritt Lutz purchased 500 shares of Common Stock in November 1997. Norman H. Nie disposed of 60,000 shares of Common Stock, in a series of transactions, held of record by the Norman H. Nie Revocable Trust, dated March 15, 1991, in January 1997. Louise Rehling exercised 7,000 options and sold the underlying securities in April 1997. Merritt Lutz, Fredric Harman, Norman Nie and Bernard Goldstein reported the grant of options which were granted as of January 2, 1996 and became exercisable on January 2, 1997.

Item 11.  Executive Compensation

          The following tables set forth (a) the compensation paid or accrued by the Company to the Chief Executive Officer ("CEO"), and each of the five most highly compensated officers of the Company, other than the CEO, serving on December 31, 1997 (the "named executive officers") for services rendered to the Company in all capacities during 1995, 1996, and 1997, (b) certain information relating to option grants made to the named executive officers in 1997 and (c) certain information relating to options held by the named executive officers. The Company made no grants of freestanding stock appreciation rights ("SARs") in 1995, 1996, or 1997, nor did the Company make any awards in 1995, 1996 or 1997 under any long-term incentive plan.




                                                  SUMMARY COMPENSATION TABLE
                                                       Annual Compensation                              Long Term Compensation
                                        -------------------------------------------   ----------------------------------------------
                                                                                                Awards           Payouts
                                                                                      ------------------------  ----------
Name and Principal                 Year        Salary         Bonus      Other        Restricted   Securities      LTIP       All
Position                                    Compensation       ($)      Annual           Stock     Underlying     Payouts    Other
                                                ($)                  Compensation      Award(s)   Options/SA        ($)       ($)
                                                                          ($)          ($)((1)       (#)(2)
--------------------------------- -------  ---------------  -------- --------------   -----------  -----------  ----------  --------

Jack Noonan,..................      1997     $235,000       $132,656      none            none       50,000         none      none
     President and Chief            1996     $235,000       $185,147      none            none       70,000         none      none
      Executive Officer             1995     $235,000       $167,973      none            none       55,000         none      none

Ian Durrell,..................      1997     $197,000       $ 30,933      none            none       25,000         none      none
     Executive Vice President,      1996     $197,000       $ 51,401      none            none       25,000         none      none
     International(3)               1995     $197,000       $ 46,070      none            none       25,000         none      none

Edward Hamburg,...............      1997     $156,000       $ 58,027      none            none       25,000         none      none
     Executive Vice President,      1996     $156,000       $ 90,578      none            none       25,000         none      none
     Corporate                      1995     $156,000       $ 73,952      none            none       25,000         none      none
     Operations and Chief
     Financial Officer

Louise Rehling,...............      1997     $135,200       $ 91,357      none            none       25,000         none      none
     Executive Vice President,      1996     $135,200       $ 64,808      none            none       25,000         none      none
     Product Development            1995     $135,200       $ 65,180      none            none       25,000         none      none


Mark Battaglia,...............      1997     $110,000       $ 54,342      none            none       25,000         none      none
     Executive Vice President,      1996     $110,000       $ 88,432      none            none       25,000         none      none
     Corporate Marketing            1995     $100,000       $ 81,750      none            none       25,000         none      none


Susan Phelan,.................      1997     $110,300       $ 57,743      none            none       25,000         none      none
     Executive Vice President,      1996     $100,000       $ 76,387      none            none       25,000         none      none
     Domestic Sales and Services    1995     $100,000       $ 78,024      none            none       25,000         none      none




          For the year ended December 31, 1997, non-employee directors of the Company were entitled to receive 5,000 conditional options. However, Michael Blair received 10,000 options when he joined the Company as a Director in July 1997. Each director was also reimbursed by the Company for reasonable expenses incurred in connection with services provided as a director. During 1997, Dr. Nie received compensation of $80,800 for consultant work on a part-time basis.
------------------------------------------------

(1) On December 31, 1997, Dr. Hamburg, Ms. Rehling and Ms. Phelan held 10,000, 3,865 and 1,986 shares, respectively, of restricted Common Stock having a market value, based on the closing price of the Common Stock on such date, of $192,500, $74,401 and $38,230, respectively.

(2) Amounts reflected in this column are for grants of stock options for the Common Stock of the Company. No SARs have been issued by the Company.

(3) Payments and options set forth in the table for Mr. Durrell reflect payments and option grants to Valletta Investments Limited ("Valletta"), a consulting company controlled by Mr. Durrell. Mr. Durrell does not receive any personal benefits or perquisites, payments of salary and bonus, awards of options or other compensation from the Company in his individual capacity.

          The following table sets forth the number of options to purchase Common Stock granted to each of the named executive officers during 1997.


                                                 1997 OPTION/SAR GRANTS

                                                               Individual Grants



                Name                  Number of         Percent of        Exercise       Latest         Potential Realizable
                                      Securities           Total          or Base       Possible          Value at Assumed
                                      Underlying       Options/SARs        Price       Expiration              Annual
                                     Options/SARs       Granted to         ($/Sh)         Date          Rates of Stock Price
                                      Granted(#)       Employees in                                       Appreciation For
                                                           1997                                           Option Term (1)
                                                                                                          5% ($)         10% ($)
     --------------------------    -----------------  ----------------  ------------- -------------- -------------  -----------

    Jack Noonan............         50,000                  13.79%         $27.375      01/01/07        $860,800      $2,181,435
    Ian Durrell(2).........         25,000                   6.90%         $27.375      01/01/07        $430,400      $1,090,717
    Edward Hamburg.........         25,000                   6.90%         $27.375      01/01/07        $430,400      $1,090,717
    Louise Rehling.........         25,000                   6.90%         $27.375      01/01/07        $430,400      $1,090,717
    Mark Battaglia.........         25,000                   6.90%         $27.375      01/01/07        $430,400      $1,090,717
    Susan Phelan...........         25,000                   6.90%         $27.375      01/01/07        $430,400      $1,090,717



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

                                     AGGREGATED OPTION/SAR EXERCISES IN 1997 AND
                                               YEAR-END OPTION/SAR VALUES



                                                                                                                     Value of
                                                                                        Number of                 Unexercised
                                                                                      Unexercised                In-the-Money
                                                                                    Options/SARs at            Options/SARs at
                                                                                        Year-End                   Year-End
                                                                                   (#)(1)                   ($)(1)(2)
                                             Shares                           -------------------------  ---------------------------
                                           Acquired on            Value            Exercisable/               Exercisable/
                                            Exercise            Realized         Unexercisable               Unexercisable
Name                                           (#)             ($)(1)(4)
----------                             --------------------  ---------------  -------------------------  ---------------------------

Jack Noonan......................              15,000           $467,375        195,616/103,051         $3,765,608/$1,983,732
Ian Durrell (3)..................               None              N/A            68,891/45,442          $1,326,152/$874,759
Edward Hamburg...................               None              N/A            103,891/45,442         $1,999,902/$874,759
Louise Rehling...................              10,000           $289,500         84,224/45,442          $1,679,062/$874,759
Mark Battaglia...................               None              N/A            83,891/45,442          $1,614,902/$874,759
Susan Phelan.....................               None              N/A            82,225/45,442          $1,582,831/$874,759



----------------------------------

(1) All information provided is with respect to stock options. No SARs have been issued by the Company.

(2) These amounts have been determined by multiplying the aggregate number of options by the difference between $19.250, the closing price of the Common Stock on the Nasdaq National Market on December 31, 1997, and the exercise price for that option.

(3) Options reflected in the table for Mr. Durrell are options granted to Valletta.

(4) These amounts have been determined by multiplying the aggregate number of options exercised by the difference between the closing price of the Common Stock on the Nasdaq National Market on the date of exercise and the exercise price for that option.


Employment Agreements

          The Company entered into an employment agreement with Jack Noonan on January 14, 1992. This employment agreement provides for a one-year term with automatic one-year extensions unless Mr. Noonan or the Company gives a written termination notice at least 90 days prior to the expiration of the initial term or any extension thereof. It also provides for a base salary of $225,000 during the initial term, together with the same benefits provided to other employees of the Company. Mr. Noonan's base compensation is subject to annual review by the Board of Directors and was increased to $235,000 for 1993, 1994, 1995, 1996 and 1997. If the Company terminates Mr. Noonan's employment without cause, the Company must pay Mr. Noonan an amount equal to 50% of Mr. Noonan's annual base salary in effect at the time of termination. This amount is payable in 12 equal monthly installments, and the obligation to make these payments ceases if Mr. Noonan finds other employment at a comparable salary. The employment agreement requires Mr. Noonan to refrain from disclosing confidential information of the Company and to abstain from competing with the Company during his employment and for a period of one year thereafter. Except for the employment agreements with Mr. Noonan and Dr. Wilkinson, and a management services agreement with Valletta described below (pursuant to which Ian Durrell has been engaged to act as Vice President, International and to head the Company's non-Western Hemisphere operations), none of the senior management or key technical employees of the Company are subject to employment or similar agreements, although the Company does have confidentiality and work-for-hire agreements with many of its key management and technical personnel.

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

Management Services Agreement

          The Company has entered into a management services agreement with Valletta, pursuant to which Ian Durrell's services are provided to the Company. Either Valletta or the Company may terminate the agreement at any time upon 30 days' written notice; provided that, if the Company terminates the agreement under the 30-day notice provision without cause, Valletta is entitled to termination payments equal to 50% of its annual compensation then in effect in six equal monthly installments. The Agreement provides that Valletta is to receive annual compensation at a rate established by the Board of Directors plus incentive compensation if specified performance standards are satisfied. For 1997, Valletta's aggregate compensation, including bonus, was $227,933. The management services agreement requires Valletta to refrain from disclosing confidential information about the Company and to abstain from competing with the Company during the term of the management services agreement and for a period of eighteen months thereafter. Mr. Durrell has agreed to be bound by the terms and conditions of the management services agreement.

Consulting Agreement

          The Company has entered into a consulting agreement, dated as of January 1, 1997, with Norman H. Nie Consulting L.L.C., an Illinois Limited Liability Company (the "Consultant"). Pursuant to the consulting agreement, the Consultant is to provide thirty (30) hours per month of consulting services on various matters relating to the business of the Company. This consulting agreement provides for a one-year term with automatic one-year extensions unless the Consultant or the Company gives a written notice of at least 30 days prior to the expiration of the initial term or any extension thereof. The Company may terminate this consulting agreement for cause, in which event the Company shall pay the Consultant all accrued but unpaid compensation. It also provides that the Consultant is to receive annual compensation of $80,800 and reimbursement of reasonable out of pocket expenses incurred in performing services under the consulting agreement. The consulting agreement requires that the Consultant refrain from disclosing confidential information about the Company during the term of the consulting agreement and for a period of five years after the expiration thereof. In addition, the consulting agreement requires that the Consultant abstain from competing with the Company during his consultancy and for a period of one-year thereafter.

Compensation Committee Interlocks and Insider Participation

     Messrs. Goldstein, Harman and Lutz are directors and members of the Compensation Committee. None of the members of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 16, 1998, the number and percentage of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in a footnote, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

     The business address for Mr. Lutz is the office of Morgan Stanley Dean Witter & Co. at 750 Seventh Avenue, 16th floor, New York, New York 10019. The business address of Mr. Goldstein is the office of Broadview Associates, L.P., One Bridge Plaza, Fort Lee, New Jersey 07024. The business address of Fredric Harman is the office of Oak Investment Partners, 525 University Avenue, Suite 1300, Palo Alto, California 94301. The business address for Michael Blair is the office of Cyborg Systems, Inc., Two North Riverside Plaza, 12th floor, Chicago, Illinois 60606. The business address of Fidelity Management & Research Company is 82 Devonshire Street, Boston, Massachusetts 02109. The business address for the Edward Sherman Ross Trust is c/o Michael Oestreicher, Trustee, 312 Walnut Street, Suite 1400, Cincinnati, Ohio 45202. The business address of each other person listed below is 444 North Michigan Avenue, Chicago, Illinois 60611.

                                                              Shares
                                                        Beneficially Owned

Name                                                       Number       Percent
Norman H. Nie, individually, as Trustee of the
  Nie Trust and as a Director and President
    of the Norman and Carol Nie Foundation, Inc.(1)...  1,139,089         12.7%
Fidelity Management & Research Company(2).............    861,500          9.7%
Edward Sherman Ross Trust, dated June 30, 1997 (3)        445,443          5.0%
Jack Noonan(4)........................................    213,300          2.3%
Bernard Goldstein(5)..................................     42,956          *
Louise Rehling(6).....................................     95,059          1.1%
Edward Hamburg(7).....................................    125,741          1.4%
Mark Battaglia(8).....................................     98,024          1.1%
Susan Phelan(9).......................................     87,961          1.0%
Ian Durrell(10).......................................     43,308          *
Merritt M. Lutz(11)...................................     26,845          *
Fredric Harman(12)....................................      7,560          *
Michael D. Blair                                                0          *
All directors and executive officers as
  a group (11 persons)(13)............................  1,879,843        19.5%


----------------------------------

* The percentage of shares beneficially owned does not exceed 1% of the Common Stock.

(1) Includes 77,456 shares which are subject to options exercisable within 60 days; 110,433 shares held of record by the Norman and Carol Nie Foundation, Inc. (the "Nie Foundation"); and 951,200 shares held by the Nie Trust. Dr. Nie shares voting and investment power over the 110,433 shares held by the Nie Foundation with Carol Nie.

(2) Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 861,500 shares of the Common Stock as a result of acting as investment adviser to several investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to 861,500 shares of the Common Stock. FMR Corp. has the power to dispose of the shares of Common Stock. The Board of Trustees directs the voting of the shares of Common Stock. This information was taken from FMR Corp.'s Schedule 13G, filed on February 11, 1998.

(3) Edward Sherman Ross has sole voting and investment power over these shares. 3,803 of these shares are owned of record by Mr. Ross's minor children.

(4)  Includes  205,728  shares  subject to options exercisable within 60 days.

(5)  Includes 7,512 shares subject to options exercisable within 60 days.

(6) Includes 200 shares held in the Stella S. Hechtman Trust (the "Trust"). Ms. Rehling is the Trustee and has the voting and investment power over the 200 shares held in the Trust. She disclaims beneficial ownership of these shares. Includes 90,974 shares subject to options exercisable within 60 days.

(7)  Includes 115,741 shares subject to options exercisable within 60 days.

(8)  Includes 97,641 shares subject to options exercisable within 60 days.

(9)  Includes 85,975 shares subject to options exercisable within 60 days.

(10) Mr. Durrell is the beneficial owner of these shares, which consist solely of 43,308 shares subject to options exercisable within 60 days held of record by Valletta.

(11) Includes 7,512 shares subject to options exercisable within 60 days. Mr. Lutz shares voting and investment power over 6,000 of these shares with Mary C. Lutz.

(12) Includes 7,512 shares subject to options exercisable within 60 days.

(13) Includes 739,359 shares subject to options exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

Transactions with Norman Nie

     Dr. Nie received 5,000 conditional options for his services as Chairman of the Board in 1997 and $80,800 for consulting work on a part-time basis. Dr. Nie is a limited partner in CSDC, a research and development limited partnership to which the Company incurred royalty expense of $274,000 in 1995, $255,000 in 1996 and $249,000 in 1997. See also "Business - Recent Developments."

Stockholders Agreement

          In connection with the Company's initial public offering, the Company and the individuals and entities who were stockholders prior to the initial public offering entered into an agreement (the "Stockholders Agreement") containing certain registration rights with respect to outstanding capital stock of the Company and granting to each of the Nie Trust and affiliates of the Nie Trust and MSVCF, so long as they own beneficially more than 12.5% of the capital stock of the Company, the right to designate one nominee (as part of the management slate) in each election of directors at which directors of the class specified for such holder are to be elected. Since the completion of the February 1995 offering, MSVCF owned less than 12.5% and currently owns no capital stock of the Company.

          Pursuant to the Stockholders Agreement, the holders of restricted securities constituting more than seven percent of the outstanding shares at any time may require the Company to register under the Act all or any portion of the restricted securities held by the requesting holder or holders for sale in the manner specified in the notice. The Company is not bound to honor the request unless the proceeds from the registered sale can reasonably be expected to exceed $5,000,000. The Company estimates that the cost of complying with demand registration rights would be approximately $50,000 for a single registration.

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

                                     Part IV


Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (1)   Financial statements commence on page 25:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1996 and 1997

          Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997

          Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

          Notes to Consolidated Financial Statements

    (2)   Financial Statement Schedule -- see page 43:

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

 2.2    Agreement and Plan of Merger among SPSS Inc.,                  @@Annex A
        SPSS Acquisition Inc. and Jandel Corporation, dated October 30, 1996.

 2.3    Asset Purchase Agreement by and between                        ##2.3
        SPSS Inc. and DeltaPoint, Inc., dated as of May 1, 1997

 2.4    Stock Purchase Agreement among the Registrant,                 @@@2.1
        Edward Ross, Richard Kottler, Norman Grunbaum,
        Louis Davidson and certain U.K.-Connected Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted schedules.

 2.5    Stock Purchase Agreement among the Registrant,                 @@@2.2
        Edward Ross, Richard Kottler, Norman Grunbaum,
        Louis Davidson and certain Non-U.K. Shareholders or warrant holders of  Quantime  Limited  named  therein,  dated as of
        September   30,   1997,   together   with  a  list  briefly
        identifying the contents of omitted schedules.

 2.6    Stock Purchase Agreement by and among SPSS Inc. and            @@@@2.1
        certain Shareholders of Quantime Limited listed on the signature pages thereto, dated November 21, 1997.

 2.7    Stock Purchase Agreement by and among Jens Nielsen,            @@@@2.2
        Henrik Rosendahl, Ole Stangegaard, Lars Thinggaard,
        Edward   O'Hara,   Bjorn   Haugland,   2M  Invest  and  the
        Shareholders  listed on Exhibit A thereto,  dated  November
        21, 1997.

 3.1    Certificate of Incorporation of the Company                   * 3.2

 3.2    By-Laws of the Company                                        * 3.4

 4.1    Credit Agreement                                            *** 4.1

 4.2    First Amendment to Credit Agreement                        xxxx 4.2

 4.3    Second Amendment to Credit Agreement

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

10.9    SYSTAT Asset Purchase Agreement                               ++10.9

10.10   Employment Agreement with Leland Wilkinson                    ++10.10

10.11   1994 Bonus Compensation                                      +++10.11
        -----------------------

10.12   Lease for Chicago, Illinois Office                           +++10.12

10.13   Amendment to Lease for Chicago, Illinois Office              +++10.13

10.14   1995 Equity Incentive Plan                                    x 10.14
        --------------------------

10.15   1995 Bonus Compensation                                      xx 10.15
        -----------------------

10.16   Lease for Chicago, Illinois Office                           xx 10.16

10.17   Amended and Restated 1995 Equity Incentive Plan             xxx 10.17
        -----------------------------------------------

10.18   1996 Bonus Compensation                                    xxxx 10.18
        -----------------------

10.19   Software Distribution Agreement between the                xxxx 10.19
        Company and Banta Global Turnkey

10.20   Lease for Chicago, Illinois in Sears Tower                    # 10.20

10.21   1997 Bonus Compensation
        -----------------------

10.22   Consulting Agreement

21.1    Subsidiaries of the Company

23.1    Consent of Independent Certified Public Accountants

27.1    Financial Data Schedule

27.1a   Financial Data Schedule

27.1b   Financial Data Schedule

99.0    Additional Exhibit

-------------------------------

@ Previously filed with SPSS Inc.'s Report on Form 8-K, dated September 26, 1996, filed on October 11, 1996, as amended on Form 8-K/A-1, filed November 1, 1996.

@@ Previously filed with Amendment No. 1 to Form S-4 Registration Statement of SPSS Inc. filed on November 7, 1996.

@@@ Previously filed with SPSS Inc.'s Report on Form 8-K, dated September 30, 1997, filed on October 15, 1997

@@@@ Previously  filed  with the Form S-3  Registration  Statement  of SPSS Inc.
     filed on November 26, 1997.

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

xxxx Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1996 (Registration No. 33-64732)

# Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended March 31, 1997 (Registration No. 33-64732)

## Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1997.

          (b) The Company filed the following reports on Form 8-K during the fourth quarter of fiscal year 1997.

(i) Report on Form 8-K, dated September 30, 1997, filed on October 15, 1997. The Report on Form 8-K reported that on September 30, 1997, SPSS Inc. acquired approximately 97% of the outstanding shares of capital stock of Quantime from certain shareholders and warrant holders of Quantime (the "Shareholders"), for 863,084 shares of SPSS Common Stock, valued at approximately $25 million. The stock acquisition, accounted for as a pooling of interests, occurred pursuant to two Stock Purchase Agreements, one between SPSS, certain insiders of Quantime (the "Quantime Insiders") and certain Shareholders in the United Kingdom and another between SPSS, the Quantime Insiders and certain Shareholders outside the United Kingdom (the "Agreements"), each dated September 30, 1997. Quantime is a privately-held developer of market research software products. SPSS will continue to operate the Quantime business from the Quantime offices in London, England. The Report on Form 8-K was filed under Item 2.

                                   SIGNATURES


          Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.


                            SPSS Inc.



                            By:       /s/ Jack Noonan
                                     Jack Noonan
                                     President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.


Signature                               Title(s)



 /s/  Norman H. Nie                     Chairman of the Board of
Norman H. Nie                             Directors



 /s/  Jack Noonan                       President, Chief Executive
Jack Noonan                               Officer and Director



 /s/  Edward Hamburg                    Executive Vice President,
Edward Hamburg                             Corporate Operations,
                                           Chief Financial Officer and
                                           Secretary



 /s/  Robert Brinkmann                  Director Corporate Finance
 Robert Brinkmann                          and Controller

 /s/  Bernard Goldstein                 Director
Bernard Goldstein



 /s/  Fredric W. Harman                 Director
Fredric W. Harman



 /s/  Merritt Lutz                      Director
Merritt Lutz



 /s/  Michael Blair                     Director
Michael Blair

                                  EXHIBIT INDEX


 Exhibit                                                     Sequential
Number                      Document Description             Page Number

 4.3               Second Amendment to Credit Agreement......67

10.21              1997 Bonus Compensation...................70
                   -----------------------

10.22              Consulting Agreement......................71

21.1               Subsidiaries of the Company...............80

23.1               Consent of Independent Public Accountants.81

27.1               Financial Data Schedule...................82

27.1a              Financial Data Schedule ..................83

27.1b              Financial Data Schedule ..................84

99.0               Additional Exhibits.......................85