Form 10-Q
period 1998-03-31
SPSS INC
filed 1998-05-15
CIK 869570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1998



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


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

         As of May 6, 1998, there were 9,011,605 shares of common stock outstanding, par value $.01, of the registrant.

                                    SPSS Inc.
                                    Form 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE

         Item 1.  Financial Statements

                  Independent Auditors' Review Report                       3

                  Consolidated Balance Sheets
                  as of December 31, 1997 and
                  March 31, 1998 (unaudited)                                4

                  Consolidated Statements of Income
                  for the three months ended March 31, 1997
                  (unaudited) and 1998 (unaudited)                          5

                  Consolidated Statements of Comprehensive
                  Income for the three months ended March 31, 1997
                  (unaudited) and 1998 (unaudited)                          6

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1997
                  (unaudited) and 1998 (unaudited)                          7

                  Notes to Consolidated Financial Statements                8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                        12

         Item 5.  Recent Developments                                      12

         Item 6.  Exhibits and Reports on Form 8-K                         13

Item 1.           FINANCIAL STATEMENTS


                       Independent Auditors' Review Report
                       -----------------------------------


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 1997 and 1998. These consolidated financial statements are the responsibility of SPSS Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of SPSS Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                              /s/ KPMG Peat Marwick LLP

Chicago, Illinois
April 28, 1998

                           SPSS Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                               December 31,             March 31,
                                                                                   1997                   1998
                                                                           --------------------    -------------------
                                                                                                       (unaudited)
CURRENT ASSETS:
          Cash and cash equivalents                                       $              8,079    $             8,735
          Accounts receivable, net of allowances                                        27,872                 26,889
          Inventories                                                                    2,520                  3,006
          Prepaid expenses and other current assets                                      2,811                  2,457
                                                                           --------------------    -------------------

            Total current assets                                                        41,282                 41,087
                                                                           --------------------    -------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:

          Land and building                                                              1,700                  1,735
          Furniture, fixtures and office equipment                                       6,044                  6,126
          Computer equipment and software                                               18,032                 19,007
          Leasehold improvements                                                         2,627                  3,449
                                                                           --------------------    -------------------

                                                                                        28,403                 30,317
          Less accumulated depreciation and amortization                                18,974                 19,852
                                                                           --------------------    -------------------

Net equipment and leasehold improvements                                                 9,429                 10,465
                                                                           --------------------    -------------------

Capitalized software development costs,
  net of accumulated amortization                                                        6,703                  7,277
Goodwill, net of accumulated amortization                                                1,062                  1,020
Deferred income tax assets                                                               2,588                  2,588
Other assets                                                                             1,681                  1,672
                                                                           --------------------    -------------------

                                                                          $             62,745    $            64,109
                                                                           ====================    ===================

CURRENT LIABILITIES:

          Notes payable                                                   $                 71    $                --
          Accounts payable                                                               5,013                  4,790
          Accrued royalties                                                                482                    392
          Accrued rent                                                                     428                    469
          Other accrued liabilities                                                      9,912                  7,984
          Income taxes and value added taxes payable                                     1,299                  2,477
          Customer advances                                                                208                    238
          Deferred revenues                                                              9,715                  8,364
                                                                           --------------------    -------------------
            Total current liabilities                                                   27,128                 24,714
                                                                           --------------------    -------------------

Deferred income taxes                                                                    1,936                  1,936
Other noncurrent liabilities                                                             1,219                  1,188

STOCKHOLDERS' EQUITY:

          Common stock, $.01 par value; 50,000,000 shares
            authorized; 8,811,644 and  8,902,513 shares issued and
            outstanding in 1997 and 1998, respectively                                      88                     89
          Additional paid-in capital                                                    44,313                 44,679
          Accumulated other comprehensive income -
            cumulative foreign currency translation adjustment                         (1,065)                  (849)
          Accumulated deficit                                                         (10,874)                (7,648)
                                                                          --------------------    -------------------
            Total stockholders' equity                                                  32,462                 36,271
                                                                           --------------------    -------------------
                                                                          $             62,745    $            64,109
                                                                           ====================    ===================

          See accompanying notes to consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                             ------------------------------------

                                                                                   1997               1998
                                                                             ----------------   -----------------

         Net revenues:

              Desktop products                                              $         19,851    $         20,615
              Large System products                                                    4,327               4,300
              Other products and services                                              3,134               3,585
                                                                             ----------------   -----------------

         Net revenues                                                                 27,312              28,500

         Cost of revenues                                                              2,589               2,435
                                                                             ----------------   -----------------

         Gross profit                                                                 24,723              26,065
                                                                            ----------------   -----------------

         Operating expenses:

              Sales and marketing                                                     12,682              14,281
              Product development                                                      4,345               4,954
              General and administrative                                               3,266               1,785
                                                                             ----------------   -----------------

         Operating expenses                                                           20,293              21,020


         Operating income                                                              4,430               5,045
                                                                             ----------------   -----------------
         Other income (expense):

              Net interest income                                                        109                  28
              Other expense                                                             (22)               (162)
                                                                             ----------------   -----------------

         Other income (expense)                                                           87               (134)
                                                                             ----------------   -----------------

         Income before income taxes                                                    4,517               4,911

         Income tax expense                                                            1,603               1,685
                                                                             ----------------   -----------------

         Net income                                                         $          2,914    $          3,226
                                                                             ================   =================

         Basic earnings per share                                           $           0.33    $           0.36
                                                                             ================   =================

         Shares used in computing basic
            earnings per share                                                     8,735,973           8,843,934
                                                                             ================   =================

         Diluted earnings per share                                         $           0.30    $           0.34
                                                                             ================   =================

         Shares used in computing diluted
            earnings per share                                                     9,611,152           9,517,007
                                                                             ================   =================


          See accompanying notes to consolidated financial statements.

                           SPSS INC. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)




                                                                Three Months Ended March 31,
                                                                 1997                      1998
                                                              ----------                  ------

         Net income                                             $2,914                    $3,226

         Other comprehensive income (loss):
           Foreign currency translation adjustment                 (58)                      216
                                                             ----------                   ------

         Comprehensive income                                   $2,856                    $3,442






















          See accompanying notes to consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                            -------------------------------------
                                                                                     1997                1998
                                                                            -----------------   -----------------

          Cash flows from operating activities:
              Net income                                                   $           2,914   $           3,226
              Adjustments to reconcile net income to net cash
                (used in) provided by operating activities:
                    Depreciation and amortization                                      1,565               1,454
                    Changes in assets and liabilities, net of effects of
                        acquisitions:
                       Deferred income taxes                                          (108)                   -
                       Accounts receivable                                           (1,675)                 983
                       Inventories                                                       302               (486)
                       Accounts payable                                                1,162               (223)
                       Accrued royalties                                               (120)                (90)
                       Accrued expenses                                              (2,412)             (1,863)
                       Accrued income taxes                                            (995)               1,178
                       Other                                                         (2,657)               (918)
                                                                            -----------------   -----------------

          Net cash (used in) provided by operating activities                        (2,024)               3,261
                                                                            -----------------   -----------------

          Cash flows from investing activities:
               Capital expenditures, net                                               (505)             (1,861)
               Capitalized software development costs                                  (775)             (1,016)
               Net payments for acquisitions                                            (24)                (24)
                                                                            -----------------   -----------------

          Net cash used in investing activities                                      (1,304)             (2,901)
                                                                            -----------------   -----------------

          Cash flows from financing activities:
               Net borrowings (repayments) on notes payable                            1,506                (71)
               Net proceeds from issuance of common stock                                 20                 253
               Income tax benefit from stock option exercises                             55                 114
                                                                            -----------------   -----------------

          Net cash provided by financing activities                                    1,581                 296
                                                                            -----------------   -----------------

          Net change in cash and cash equivalents                                    (1,747)                 656
          Cash and cash equivalents at beginning of period                            13,491               8,079
                                                                            -----------------   -----------------
          Cash and cash equivalents at end of period                       $          11,744   $           8,735
                                                                            =================   =================

          Supplemental disclosures of cash flow information:
               Interest paid                                               $              79   $              78
               Income taxes paid                                                       2,956                 843
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

         These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

         In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Basic shares outstanding for each period were 8,735,973 for the three months ended March 31, 1997 and 8,843,934 for the comparable period in 1998. Dilutive earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Diluted shares outstanding for each period were 9,611,152 shares for the three months ended March 31, 1997 and 9,517,007 shares for the comparable period in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:


                                                                                  Percentage of Net Revenues
                                                                             ------------------------------------
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                             ------------------------------------
                                                                                     1997               1998
                                                                             ----------------   -----------------

         Statement of Income Data:

         Net revenues:

              Desktop products                                                           73%                 72%
              Large System products                                                      16%                 15%
              Other products and services                                                11%                 13%
                                                                             ----------------   -----------------

         Net revenues                                                                   100%                100%

         Cost of revenues                                                                 9%                  9%
                                                                             ----------------   -----------------

         Gross profit                                                                    91%                 91%
                                                                             ----------------   -----------------

         Operating expenses:

              Sales and marketing                                                        46%                 50%
              Product development                                                        16%                 17%
              General and administrative                                                 12%                  6%
                                                                             ----------------   -----------------
         Operating expenses                                                              74%                 73%
                                                                            ----------------   -----------------

         Operating income                                                                17%                 18%

         Other income (expense):

              Net interest income (expense)                                               --                 --
              Other expense                                                               --                (1%)
                                                                             ----------------   -----------------
         Other income (expense)                                                           --                (1%)
                                                                             ----------------   -----------------

         Income before income taxes                                                      17%                 17%

         Income tax expense                                                               6%                  6%
                                                                             ----------------   -----------------
         Net income                                                                      11%                 11%
                                                                             ================   =================


Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1998.

Net Revenues. Net Revenues were $27,312,000 and $28,500,000 for the three months ended March 31, 1997 and 1998, respectively, an increase of 4%. Revenues from products designed for desktop computers ("Desktop products") increased $764,000 (4%) over the corresponding period in 1997. In addition, revenues from annual license renewals of Desktop products increased by $500,000, reflecting a $208,000 increase in annual license renewals for SPSS for Windows. Revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products") decreased 1% over the corresponding period in 1997. Other products and services revenues increased 14% due to the increase in training revenue and revenues received from publications and student products. Revenues for the first quarter of 1998 were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $2,589,000 and $2,435,000 in the three months ended March 31, 1997 and 1998, respectively, a decrease of 6%. Such costs decreased due to lower publication cost of goods sold and lower royalties paid to third parties. As a percentage of net revenues, cost of revenues remained constant at 9%.

Sales and Marketing. Sales and marketing expenses were $12,682,000 and $14,281,000 in the three months ended March 31, 1997 and 1998, respectively, an increase of 13%. This increase was due to the expansion of the domestic and international sales organizations and increased media placement and promotional costs. Such expenses increased from 46% to 50% of net revenues.

Product Development. Product development expenses were $4,345,000 and $4,954,000 (net of capitalized software development costs of $403,000 and $516,000) in the three months ended March 31, 1997 and 1998, respectively, an increase of 14%. In the corresponding periods in 1997 and 1998, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $459,000 and $451,000, respectively. The increase in product development expenses was primarily due to the higher cost of development personnel, additions to the product development staff, recruitment expense, and network services expense. As a percentage of net revenues, product development expenses increased from 16% to 17%, respectively.

General and Administrative. General and administrative expenses were $3,266,000 and $1,785,000 in the three months ended March 31, 1997 and 1998, respectively, a decrease of 45%. Such expenses decreased primarily due to reduction in administrative staff and other efficiencies gained in connection with the acquisitions of the Quantime Limited and In2itive Technologies A/S entities. As a percentage of net revenues, general and administrative expenses decreased from 12% to 6%.

Net Interest Income. Net interest income was $109,000 and $28,000 in the three months ended March 31, 1997 and 1998, respectively, a decrease of 74%. This unfavorable variance was primarily due to lower interest earned on short-term investments resulting from lower cash balances in the three months ended March 31,1998 compared to March 31, 1997.

Other (Expense). Other (expense) was ($22,000) and ($162,000) for the three months ended March 31, 1997 and 1998, respectively. Such transactions consist of foreign currency transaction losses.

Provision for Income Taxes. Provision for income taxes was $1,603,000 and $1,685,000 for the three months ended March 31, 1997 and 1998, respectively, reflecting effective tax rates of 35.5% and 34.3%, respectively.

Liquidity and Capital Resources

The Company had no long-term debt as of March 31, 1998 and held approximately $8,735,000 in cash and cash equivalents.

Funds in the first three months of 1998 were used in operations and for payments related to the Company's acquisition of Quantime Limited and In2itive Technologies A/S. Capital expenditures included, among other things, new computer systems for use in internal product development and leasehold improvements and furnishings for the Company's new office space in the Sears Tower in Chicago, Illinois.

The Company currently has an available $5,000,000 unsecured line of credit with Bank of America N.T.S.A. ("B of A"), under which borrowings bear interest at the reference rate (currently 8.50%). As of March 31, 1998, the Company had no borrowings under this line of credit. The Company's credit agreement with B of A requires the Company to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to (i) pay dividends or make distributions, (ii) incur additional indebtedness, (iii) create liens on assets, (iv) make investments, (v) engage in mergers, acquisitions or consolidations, (vi) sell assets and (vii) engage in certain transactions with affiliates.

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

International Operations

Significant growth in the Company's international operations continued during the first quarter of 1998. The portion of revenues attributable to international operations was negatively affected by changes in foreign currency exchange rates. Net corporate revenues increased 4% in the three months ended March 31, 1998, when compared to the three months ended March 31, 1997. Net of the effects of changes in foreign currency rates, the increase would have been approximately 7%.

Safe Harbor

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such statements involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements, or industry results, to be materially different than any future results, performance or achievements expressed or implied in or by such forward-looking statements. By way of example and not limitation, known risks and uncertainties include the Company's ability to successfully integrate or improve the performance of acquired businesses, change in market conditions or product demand, competition and currency fluctuations, changes in product release schedules and product acceptance. In light of these and other risks and uncertainties, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Currently there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 5.           Recent Developments

The Company is currently under negotiations to renew its agreement with Prentice-Hall, Inc.

Item 6.           Exhibits and Reports on Form 8-K.

     (a)  Exhibits  (Note:   Management  contracts  and  compensatory  plans  or
arrangements are underlined in the following list.)



                                                                                        Incorporation
 Exhibit                                                                                 by Reference
 Number            Description of Document                                               (if applicable)
 ------            -----------------------                                               ---------------

   3.1            Certificate of Incorporation of the Company                                *   3.2

   3.2            By-Laws of the Company                                                     *   3.4

   4.1            Second Amendment to Credit Agreement                                      **   4.3

  10.1            Change of Control Agreement between SPSS Inc.
                  and Jack Noonan

  10.2            Change of Control Agreement between SPSS Inc.
                  and Edward Hamburg

  10.3            Change of Control Agreement between SPSS Inc.
                  and Louise Rehling

  10.4            Change of Control Agreement between SPSS Inc.
                  and Susan Phelan

  10.5            Change of Control Agreement between SPSS Inc.
                  and Mark Battaglia

  10.6            Change of Control Agreement between SPSS Inc.
                  and Ian Durrell

  10.7            Consulting Agreement                                                    **  10.22

  15.1            Acknowledgment of Independent Certified
                  Public Accountants Regarding Independent
                  Auditors' Review Report

  27.1            Financial Data Schedule

  27.1a           Financial Data Schedule


-------------------------------

* Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732)

** Previously filed with SPSS' Annual Report on Form 10-K for the Year Ended December 31, 1997

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 31, 1998

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SPSS Inc.



Date:   May 15, 1998                      By:  /s/ Jack Noonan
                                          --------------------
                                          Jack Noonan
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.


Date:    May 15, 1998                     By:  /s/ Edward Hamburg
                                          -----------------------
                                          Edward Hamburg
                                          Executive Vice-President, Corporate
                                          Operations and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                                           Sequential Page
Number            Description of Document                                               Number
------            -----------------------                                         ---------------


10.1              Change of Control Agreement between SPSS Inc.                             18
                  and Jack Noonan

10.2              Change of Control Agreement between SPSS Inc.                             25
                  and Edward Hamburg

10.3              Change of Control Agreement between SPSS Inc.                             32
                  and Louise Rehling

10.4              Change of Control Agreement between SPSS Inc.                             39
                  and Susan Phelan

10.5              Change of Control Agreement between SPSS Inc.                             46
                  and Mark Battaglia

10.6              Change of Control Agreement between SPSS Inc.                             53
                  and Ian Durrell

15.1              Acknowledgement of Independent Certified Public                           60
                  Accountants Regarding Independent Auditors' Review
                  Report

27.1              Financial Data Schedule                                                   61

27.1a             Financial Data Schedule                                                   62
