Form 10-Q
period 1998-06-30
SPSS INC
filed 1998-08-14
CIK 869570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998


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


       Registrant's telephone number including area code: (312) 329-2400


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.  Yes X   No
                          ---     ---

     As of August 10, 1998, there were 9,023,304 shares of common stock outstanding, par value $.01, of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   SPSS Inc.
                                   Form 10-Q
                          QUARTER ENDED JUNE 30, 1998

                                     INDEX

PART I - FINANCIAL INFORMATION                                                 PAGE
                                                                               ----

         Item 1.    Financial Statements

                    Independent Auditors' Review Report                         3


                    Consolidated Balance Sheets
                    as of December 31, 1997 and
                    June 30, 1998 (unaudited)                                   4

                    Consolidated Statements of Income
                    for the three and six months ended June 30, 1997
                    (unaudited) and 1998 (unaudited)                            5

                    Consolidated Statements of Comprehensive
                    Income for the three and six months ended
                    June 30, 1997 (unaudited) and 1998 (unaudited)              6

                    Consolidated Statements of Cash Flows
                    for the six months ended June 30, 1997
                    (unaudited) and 1998 (unaudited)                            7

                    Notes to Consolidated Financial Statements                  8

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operation                9

PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings                                          15

         Item 2.    Changes in Securities                                      15

         Item 4.    Submission of Matters to a Vote of
                    Security-Holders                                           15

         Item 6.    Exhibits and Reports on Form 8-K                           16

                                               2

Item 1.   FINANCIAL STATEMENTS


                      Independent Auditors' Review Report


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 1997 and 1998 and cash flows for the six-month periods ended June 30, 1997 and 1998. These consolidated financial statements are the responsibility of SPSS Inc.'s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above, for them to be in conformity with generally accepted accounting principles.

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



                                     /s/ KPMG Peat Marwick LLP

Chicago, Illinois
July 31, 1998

                           SPSS Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                                             December 31,            June 30,
                                                                                 1997                  1998
                                                                           -----------------     -----------------
                                                                                                    (unaudited)
CURRENT ASSETS:
          Cash and cash equivalents                                      $            8,079    $           10,010
          Accounts receivable, net of allowances                                     27,872                29,450
          Inventories                                                                 2,520                 2,974
          Prepaid expenses and other current assets                                   2,811                 2,735
                                                                           -----------------     -----------------

            Total current assets                                                     41,282                45,169
                                                                           -----------------     -----------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
          Land and building                                                           1,700                 1,727
          Furniture, fixtures and office equipment                                    6,044                 6,569
          Computer equipment and software                                            18,032                20,316
          Leasehold improvements                                                      2,627                 4,737
                                                                           -----------------     -----------------

                                                                                     28,403                33,349
          Less accumulated depreciation and amortization                             18,974                20,735
                                                                           -----------------     -----------------

Net equipment and leasehold improvements                                              9,429                12,614
                                                                           -----------------     -----------------

Capitalized software development costs,
  net of accumulated amortization                                                     6,703                 7,655
Goodwill, net of accumulated amortization                                             1,062                   979
Deferred income tax assets                                                            2,588                 2,588
Other assets                                                                          1,681                 1,638
                                                                           -----------------     -----------------

                                                                         $           62,745    $           70,643
                                                                           =================     =================

CURRENT LIABILITIES:
          Notes payable                                                  $               71    $               --
          Accounts payable                                                            5,013                 6,459
          Accrued royalties                                                             482                   442
          Accrued rent                                                                  428                   612
          Other accrued liabilities                                                   9,912                 8,244
          Income taxes and value added taxes payable                                  1,299                 2,036
          Customer advances                                                             208                   337
          Deferred revenues                                                           9,715                 9,365
                                                                           -----------------     -----------------

            Total current liabilities                                                27,128                27,495
                                                                           -----------------     -----------------

Deferred income taxes                                                                 1,936                 1,936
Other noncurrent liabilities                                                          1,219                 1,217

STOCKHOLDERS' EQUITY:
          Common stock, $.01 par value; 50,000,000 shares
            authorized; 8,811,644 and  9,015,553 shares issued and
            outstanding in 1997 and 1998, respectively                                   88                    90
          Additional paid-in capital                                                 44,313                45,768
          Accumulated other comprehensive income --
            cumulative foreign currency translation adjustments                     (1,065)               (1,066)
          Accumulated deficit                                                      (10,874)               (4,797)
                                                                           -----------------     -----------------

            Total stockholders' equity                                               32,462                39,995
                                                                           -----------------     -----------------

                                                                         $           62,745    $           70,643
                                                                           =================     =================

          See accompanying notes to consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except for share data)
                                  (unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                     -----------------------------      -----------------------------

                                                         1997           1998                1997           1998
                                                     -------------  --------------      -------------  --------------

Net revenues:
      Desktop products                             $       19,834 $        21,544     $       39,685 $        42,159
      Large System products                                 3,564           3,692              7,891           7,992
      Other products and services                           3,328           3,922              6,462           7,507
                                                     -------------  --------------      -------------  --------------

Net revenues                                               26,726          29,158             54,038          57,658
Cost of revenues                                            2,426           2,574              5,015           5,009
                                                     -------------  --------------      -------------  --------------

Gross profit                                               24,300          26,584             49,023          52,649
                                                     -------------  --------------      -------------  --------------

Operating expenses:
      Sales and marketing                                  13,613          15,259             26,295          29,540
      Product development                                   4,251           4,787              8,596           9,741
      General and administrative                            3,203           2,221              6,469           4,005
      Acquisition-related charges                           1,065              --              1,065              --
                                                     -------------  --------------      -------------  --------------
Operating expenses                                         22,132          22,267             42,425          43,286

Operating income                                            2,168           4,317              6,598           9,363
                                                     -------------  --------------      -------------  --------------

Other income (expense):
      Net interest income                                     101              59                210              86
      Other income (expense)                                    6            (37)               (16)            (199)
                                                     -------------  --------------      -------------  --------------

Other income (expense)                                        107              22                194           (113)
                                                     -------------  --------------      -------------  --------------

Income before income taxes                                  2,275           4,339              6,792           9,250
Income tax expense                                            998           1,488              2,601           3,173
                                                     -------------  --------------      -------------  --------------

Net income                                         $        1,277 $         2,851     $        4,191 $         6,077
                                                     =============  ==============      =============  ==============

Basic earnings per share                           $         0.15 $          0.32     $         0.48 $          0.68
                                                     =============  ==============      =============  ==============

Shares used in computing basic earnings per share       8,759,005       8,978,576          8,747,078       8,911,628
                                                     =============  ==============      =============  ==============

Diluted earnings per share                         $         0.13 $          0.30     $         0.44 $          0.64
                                                     =============  ==============      =============  ==============

Shares used in computing diluted earnings per share     9,623,522       9,582,100          9,618,610       9,552,675
                                                     =============  ==============      =============  ==============

          See accompanying notes to consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                  (unaudited)


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                           -----------------------------      -----------------------------

                                                               1997            1998               1997            1998
                                                           --------------  -------------      --------------  -------------

       Net income                                        $         1,277 $        2,851     $         4,191 $        6,077

       Other comprehensive income (loss):
            Foreign currency translation adjustment                (100)          (217)               (726)            (1)
                                                           --------------  -------------      --------------  -------------

       Comprehensive income                              $         1,177 $        2,634     $         3,465 $        6,076
                                                           ==============  =============      ==============  =============

















          See accompanying notes to consolidated financial statements.

                           SPSS Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                          --------------------------
                                                                             1997          1998
                                                                          ------------  ------------
         Cash flows from operating activities:
             Net income                                                 $       4,191 $       6,077
             Adjustments to reconcile net income to net cash
               (used in) provided by operating activities:
                   Depreciation and amortization                                3,141         3,101
                   Changes in assets and liabilities, net of effects of
                       acquisitions:
                       Deferred income taxes                                    (107)             -
                      Accounts receivable                                     (3,274)       (1,578)
                      Inventories                                               (253)         (454)
                      Prepaid income taxes                                    (1,824)             -
                      Accounts payable                                            970         1,446
                      Accrued royalties                                          (45)          (40)
                      Accrued expenses                                        (3,054)       (1,436)
                      Income taxes and value added taxes payable              (1,493)           737
                      Other                                                   (1,799)         (405)
                                                                          ------------  ------------

         Net cash (used in) provided by operating activities                  (3,547)         7,448
                                                                          ------------  ------------

         Cash flows from investing activities:
              Capital expenditures, net                                       (1,780)       (4,935)
              Capitalized software development costs                          (1,639)       (1,920)
              Net payments for acquisitions                                     (934)          (48)
                                                                          ------------  ------------

         Net cash used in investing activities                                (4,353)       (6,903)
                                                                          ------------  ------------

         Cash flows from financing activities:
              Net borrowings (repayments) on notes payable                        465          (71)
              Net proceeds from issuance of common stock                          308         1,235
              Income tax benefit from stock option exercises                      300           222
                                                                          ------------  ------------

         Net cash provided by financing activities                              1,073         1,386
                                                                          ------------  ------------

         Net change in cash and cash equivalents                              (6,827)         1,931
         Cash and cash equivalents at beginning of period                      13,491         8,079
                                                                          ------------  ------------
         Cash and cash equivalents at end of period                     $       6,664 $      10,010
                                                                          ============  ============

         Supplemental disclosures of cash flow information:
              Interest paid                                             $         101 $          91
              Income taxes paid                                                 5,570         3,122
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

     These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

Note 2 - Earnings Per Share

     In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS with basic and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Basic shares outstanding for each period were 8,759,005 for the three months ended June 30, 1997 and 8,978,576 for the comparable period in 1998 and 8,747,078 for the six months ended June 30, 1997 and 8,911,628 for the comparable period in 1998. Dilutive earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Diluted shares outstanding for each period were 9,623,522 shares for the three months ended June 30, 1997 and 9,582,100 shares for the comparable period in 1998 and 9,618,610 for the six months ended June 30,1997 and 9,552,675 for the comparable period in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:


                                                      Percentage of Net Revenues         Percentage of Net Revenues
                                                     -----------------------------      -----------------------------
                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                     -----------------------------      -----------------------------
                                                         1997           1998                1997           1998
                                                     -------------  --------------      -------------  --------------
Statement of Income Data:
Net revenues:
      Desktop products                                        74%             74%                73%             73%
      Large System products                                   14%             13%                15%             14%
      Other products and services                             12%             13%                12%             13%
                                                     -------------  --------------      -------------  --------------

Net revenues                                                 100%            100%               100%            100%
Cost of revenues                                               9%              9%                 9%              9%
                                                     -------------  --------------      -------------  --------------

Gross profit                                                  91%             91%                91%             91%

Operating expenses:
      Sales and marketing                                     51%             52%                49%             51%
      Product development                                     16%             16%                16%             17%
      General and administrative                              12%              8%                12%              7%
      Acquisition-related charges                              4%              --                 2%              --
                                                     -------------  --------------      -------------  --------------

Operating expenses                                            83%             76%                79%             75%
                                                     -------------  --------------      -------------  --------------

Operating income                                               8%             15%                12%             16%
Other income (expense):
      Net interest income                                      --              --                 1%              --
      Other income (expense)                                   --              --                 --              --
                                                     -------------  --------------      -------------  --------------

Other income (expense)                                         --              --                 1%              --
                                                     -------------  --------------      -------------  --------------

Income before income taxes                                     8%             15%                13%             16%
Income tax expense                                             3%              5%                 5%              5%
                                                     -------------  --------------      -------------  --------------

Net income                                                     5%             10%                 8%             11%
                                                     =============  ==============      =============  ==============

Comparison of Three Months Ended June 30, 1997 to Three Months Ended June 30, 1998.

Net Revenues. Net Revenues were $26,726,000 and $29,158,000 in the three months ended June 30, 1997 and 1998, respectively, an increase of 9%. Revenues from products designed for desktop computers ("Desktop products") increased $1,710,000 (9%) over the corresponding period in 1997. In addition, revenues from annual license renewals of Desktop products increased by $960,000, reflecting a $463,000 increase in annual license renewals for SPSS for Windows. Revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products") increased 4% over the corresponding period in 1997 primarily due to new sales of SPSS software on mainframes domestically and new sales of Quantime software. Other products and services revenues increased 18% due to growth in training and consulting revenues domestically, as well as the return of payments from Prentice Hall related to their distribution agreement for certain SPSS products and student software. Revenues for the second quarter of 1998 were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $2,426,000 and $2,574,000 in the three months ended June 30, 1997 and 1998, respectively, an increase of 6%. Such costs increased due to higher cost of goods sold resulting from increased sales. As a percentage of net revenues, cost of revenues remained constant at 9%.

Sales and Marketing. Sales and marketing expenses were $13,613,000 and $15,259,000 in the three months ended June 30, 1997 and 1998, respectively, an increase of 12%. This increase was due to the expansion of the domestic and international sales organizations and increased media placement and promotional costs. These expenses were partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 51% to 52%.

Product Development. Product development expenses were $4,251,000 and $4,787,000 (net of capitalized software development costs of $319,000 and $511,000) in the three months ended June 30, 1997 and 1998, respectively, an increase of 13%. In the corresponding periods in 1997 and 1998, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $424,000 and $518,000, respectively. The increase in product development expenses was primarily due to the higher cost of development personnel and additions to the product development staff. As a percentage of net revenues, product development expenses remained constant at 16%.

General and Administrative. General and administrative expenses were $3,203,000 and $2,221,000 in the three months ended June 30, 1997 and 1998, respectively, a decrease of 31%. Such expenses decreased primarily due to reduction in administrative staff and other efficiencies gained in connection with the acquisitions of the Quantime Limited and In2itive Technologies A/S entities. As a percentage of net revenues, general and administrative expenses decreased from 12% to 8%.

Acquisition-related Charges. Charges related to the acquisition of DeltaGraph software from DeltaPoint, Inc. in the three months ended June 30, 1997 totaled $1,065,000 and represented one-time write-offs of in-process technology and other acquisition related charges.

Net Interest Income. Net interest income was $101,000 and $59,000 in the three months ended June 30, 1997 and 1998, respectively, a decrease of 42%. This unfavorable variance was primarily due to lower interest earned on short-term investments resulting from lower cash balances maintained in the three months ended June 30, 1998 compared to June 30, 1997.

Other Income (Expense). Other income (expense) was $6,000 and ($37,000) in the three months ended June 30, 1997 and 1998, respectively. Such transactions consist of foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $998,000 and $1,488,000 in the three months ended June 30, 1997 and 1998, respectively, reflecting effective tax rates of 43.9% and 34.3%, respectively. The rate difference reflects a higher effective tax rate for Quantime in 1997.

Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1998

Net Revenues. Net Revenues were $54,038,000 and $57,658,000 in the six months ended June 30, 1997 and 1998, respectively, an increase of 7%. Revenues from Desktop products increased 6% over the corresponding period in 1997 and revenues from Large System products increased 1%. Revenues from annual license renewals of Desktop products increased by $1,661,000 reflecting a $671,000 increase in annual license renewals for SPSS for Windows. Other products and services revenues increased 16% due to the increase in training and consulting revenues and revenues received from publications and student products. Revenues in the first six months of 1998 were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues were $5,015,000 and $5,009,000 in the six months ended June 30, 1997 and 1998, respectively. Such costs decreased due to lower publication cost of goods sold, lower fulfillment charges and lower royalties paid to third parties. As a percentage of net revenues, cost of revenues remained constant at 9%.

Sales and Marketing. Sales and marketing expenses were $26,295,000 and $29,540,000 in the six months ended June 30, 1997 and 1998, respectively, an increase of 12%. This increase was due to the expansion of the domestic and international sales organizations and increased media placement and promotional costs. As a percentage of net revenues, sales and marketing expenses increased from 49% to 51%.

Product Development. Product development expenses were $8,596,000 and $9,741,000 (net of capitalized software development costs of $723,000 and $1,027,000) in the six months ended June 30, 1997 and 1998, respectively, an increase of 13%. In the corresponding periods in 1997 and 1998, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $883,000 and $969,000, respectively. The increase in product development expense was primarily due to the higher cost of development personnel and additions to the product development staff. As a percentage of net revenues, product development expense increased from 16% to 17%.

General and Administrative. General and administrative expenses were $6,469,000 and $4,005,000 in the six months ended June 30, 1997 and 1998, respectively, a decrease of 38%. Such expenses decreased primarily due to reduction in the administrative staff and other efficiencies gained in connection with the acquisitions of the Quantime Limited and In2itive Technologies A/S entities. As a percentage of net revenues, general and administrative expenses decreased from 12% to 7%.

Acquisition-related Charges. Charges related to the acquisition of DeltaGraph software from DeltaPoint, Inc. in the six months ended June 30, 1997 totaled $1,065,000 and represented one-time write-offs of in-process technology and other acquisition-related charges.

Net Interest Income. Net interest income was $210,000 and $86,000 in the six months ended June 30, 1997 and 1998, respectively. The unfavorable variance was primarily due to lower interest earned on short-term investments resulting from lower cash balances maintained in 1998.

Other Income (Expense). Other (expense) was ($16,000) and ($199,000) in the six months ended June 30, 1997 and 1998, respectively. Such transactions consist of foreign currency transaction losses.

Provision for Income Taxes. The provision for income taxes was $2,601,000 and $3,173,000 in the six months ended June 30, 1997 and 1998, reflecting effective tax rates of 38.3% and 34.3%, respectively. The rate difference reflects a higher effective tax rate for Quantime in 1997.

Liquidity and Capital Resources

The Company had no long-term debt as of June 30, 1998 and held approximately $10,010,000 in cash and cash equivalents.

Funds in the first six months of 1998 were used in operations and for payments related to the Company's acquisitions of Quantime Limited and In2itive Technologies A/S. Capital expenditures included, among other things, new computer systems for use in internal product development and leasehold improvements and furnishings for the Company's new office space in the Sears Tower in Chicago, Illinois.

In May 1998, the Company entered into a new loan agreement (the "Agreement") with American National Bank and Trust Company of Chicago ("American National") to replace its existing agreement with Bank of America, N.T.S.A. Under the Agreement, the Company has an available $10,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of June 30, 1998, the Company had no borrowings under this line of credit. The Company's

Agreement with American National requires the Company to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to (i) incur additional indebtedness, (ii) create liens on assets, (iii) make investments, (iv) engage in mergers, acquisitions or consolidations where the Company is not the surviving entity, (v) sell assets,
(vi) engage in certain transactions with affiliates and (vii) amend its organizational documents or make changes in capital structure.

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

International Operations

Revenues from international operations were 47% of total net revenues in the three months ended June 30, 1998 compared to 49% in the three months ended June 30, 1997. For the first six months, revenues from international operations were 50% compared to 54% in 1997. The portion of revenues attributable to international operations was negatively affected by changes in foreign currency exchange rates. Net corporate revenues increased 9% in the three months ended June 30, 1998 and 7% in the six months ended June 30, 1998 when compared to the three and six months ended June 30, 1997. Net of the effects of changes in foreign currency rates, the increases would have been approximately 12% for the quarter and 9% for the first six months.

Safe Harbor

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such statements involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements, or industry results, to be materially different than any future results, performance or achievements expressed or implied in or by such forward-looking statements. By way of example and not limitation, known risks and uncertainties include the Company's ability to successfully integrate or improve the performance of acquired businesses, changes in market conditions or product demand, competition and currency fluctuations, changes in product release schedules and product acceptance. In light of these and other risks and uncertainties, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that any future results, performance, or achievements will be attained.

Year 2000 Disclosure

Many computer systems and applications currently use two digits to define the applicable year. As a result, date-sensitive systems may recognize the year 2000 as 1900 or not at all, which could cause miscalculations or system failures.

SPSS has not completed its assessment of its computerized systems to determine their ability to correctly identify the year 2000, but currently believes that costs of addressing this issue will not have a material adverse impact on SPSS' financial position. However, if SPSS and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to SPSS. In order to assure that this does not occur, SPSS plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

For information about SPSS products and the year 2000, visit SPSS' Web Site at www.spss.com.

                          PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

           Currently there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.           Changes in Securities

           Reference is made to the Company's filing on Form 8-A, filed on June 18, 1998, which discusses the Rights Agreement between the Company and Harris Trust and Savings Bank.

Item 4.           Submission of Matters to a Vote of Security-Holders

           The Company's Annual Meeting of Stockholders was held on June 17, 1998. The following persons were nominated and elected to serve as Directors of the Company for a term of three years or until their successors have been duly elected and qualified:

                     Nominee                   For               Withheld
                    ---------                 -----             ----------
                   Fredric Harman            6,840,125            173,107

                   Merritt Lutz              6,984,327             28,905

           In addition, Norman Nie, Jack Noonan, Bernard Goldstein and Michael Blair remained as Directors of the Company after the Meeting

           The Second Amended and Restated 1995 Equity Incentive Plan was presented and adopted, at the Meeting, in accordance with the following vote:

                                                                     Broker
                 For                Against            Abstain      Non-Votes
                -----              ---------          ---------    -----------
              4,862,783             777,981             18,452       1,354,016

           Furthermore, the Company's appointment of KPMG Peat Marwick LLP to serve as its independent auditor for fiscal year 1998 was ratified, at the Meeting, in accordance with the following votes:

                 For                Against            Abstain
                -----              ---------          ---------
              7,007,153               5,486                593

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

                                                                  Incorporation
Exhibit                                                           by Reference
Number        Description of Document                            (if applicable)
-------       -----------------------                            ---------------

   3.1        Certificate of Incorporation of the Company           *   3.2

   3.2        By-Laws of the Company                                *   3.4

   4.1        Loan Agreement between the Company and
              American National Bank and Trust Company of Chicago

   4.2        Rights Agreement, dated June 18, 1998, between        ** Exhibit 1
              SPSS Inc. and Harris Trust and Savings Bank

  10.1        Agreement between SPSS Inc. and Prentice
              Hall, Inc., dated April 1, 1998

  15.1        Acknowledgment of Independent Certified
              Public Accountants Regarding Independent
              Auditors' Review Report

  27.1        Financial Data Schedule

  27.1a       Financial Data Schedule (Restated)

-------------------------------


  * Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993
         (Registration No. 33-64732)

 ** Previously filed with SPSS' Registration Statement on Form 8-A, filed on June 18, 1998

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 1998

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPSS Inc.



Date:        August 14, 1998           By:  /s/ Jack Noonan
                                       -----------------------------------
                                       Jack Noonan
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.


Date:        August 14, 1998           By:  /s/ Edward Hamburg
                                       -----------------------------------
                                       Edward Hamburg
                                       Executive Vice-President, Corporate
                                       Operations and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                                 Page
Number         Description of Document                                 Number
-------        -----------------------                                 ------

  4.1          Loan Agreement

 10.1          Agreement between SPSS Inc. and Prentice Hall, Inc.

 15.1          Acknowledgement of Independent Certified Public
               Accountants Regarding Independent Auditors' Review
               Report

 27.1          Financial Data Schedule

 27.1a         Financial Data Schedule (Restated)