Form 10-Q
period 1998-09-30
SPSS INC
filed 1998-11-13
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1998



                        Commission file Number: 33-64732


                                    SPSS Inc.

             (Exact name of registrant as specified in its charter)



                 Delaware                               36-2815480
       (State or other jurisdiction           (IRS Employer Identification No.)
     of incorporation or organization)

                  233 S. Wacker Drive, Chicago, Illinois 60606
              (Address of principal executive offices and zip code)


        Registrant's telephone number including area code: (312) 651-3000


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                          ---    ---

         As of November 2, 1998, there were 9,028,753 shares of common stock outstanding, par value $.01, of the registrant.


================================================================================

                                    SPSS Inc.
                                    Form 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----
         Item 1.  Financial Statements

                  Independent Auditors' Review Report                                3

                  Consolidated Balance Sheets
                  as of December 31, 1997 and
                  September 30, 1998 (unaudited)                                     4

                  Consolidated Statements of Operations
                  for the three and nine months ended September 30, 1997
                  (unaudited) and 1998 (unaudited)                                   5

                  Consolidated Statements of Comprehensive Income for
                  the three and nine months ended September 30, 1997
                  (unaudited) and 1998 (unaudited)                                   6

                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1997
                  (unaudited) and 1998 (unaudited)                                   7

                  Notes to Consolidated Financial Statements                         8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                       9


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                  15


         Item 6.  Exhibits and Reports on Form 8-K                                   16

Item 1.   FINANCIAL STATEMENTS


                       Independent Auditors' Review Report


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of September 30, 1998, the related consolidated statement of operations and comprehensive income for the three and nine-month periods ended September 30, 1997 and 1998, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1998. These consolidated financial statements are the responsibility of SPSS Inc.'s management.

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



                                                      /s/ KPMG Peat Marwick LLP

Chicago, Illinois
November 2, 1998

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                     DECEMBER 31, SEPTEMBER 30,
                                                                        1997          1998
                                                                     -----------  ------------
                                                                                   (UNAUDITED)
CURRENT ASSETS:
           Cash and cash equivalents                                  $  8,079       $ 12,930
           Accounts receivable, net of allowances                       27,872         28,160
           Inventories                                                   2,520          2,769
           Prepaid expenses and other current assets                     2,811          2,589
                                                                      --------       --------

             Total current assets                                       41,282         46,448
                                                                      --------       --------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
           Land and building                                             1,700          1,758
           Furniture, fixtures and office equipment                      6,044          7,162
           Computer equipment and software                              18,032         21,243
           Leasehold improvements                                        2,627          6,092
                                                                      --------       --------

                                                                        28,403         36,255
           Less accumulated depreciation and amortization               18,974         21,991
                                                                      --------       --------

Net equipment and leasehold improvements                                 9,429         14,264
                                                                      --------       --------

Capitalized software development costs,
  net of accumulated amortization                                        6,703          8,148
Goodwill, net of accumulated amortization                                1,062            938
Deferred income tax assets                                               2,588          2,586
Other assets                                                             1,681          1,578
                                                                      --------       --------

                                                                      $ 62,745       $ 73,962
                                                                      ========       ========

CURRENT LIABILITIES:
           Notes payable                                              $     71       $   --
           Accounts payable                                              5,013          5,201
           Accrued royalties                                               482            450
           Accrued rent                                                    428            523
           Other accrued liabilities                                     9,912          8,648
           Income taxes and value added taxes payable                    1,299          3,521
           Customer advances                                               208            353
           Deferred revenues                                             9,715          8,635
                                                                      --------       --------

             Total current liabilities                                  27,128         27,331
                                                                      --------       --------

Deferred income taxes                                                    1,936          1,936
Other noncurrent liabilities
                                                                         1,219          1,182

STOCKHOLDERS' EQUITY:
           Common stock, $.01 par value; 50,000,000 shares
             authorized; 8,811,644 and  9,023,304 shares issued and
             outstanding in 1997 and 1998, respectively                     88             90
           Additional paid-in capital                                   44,313         45,929
           Accumulated other comprehensive income -
             cumulative foreign currency translation adjustments        (1,065)        (1,172)
           Accumulated deficit                                         (10,874)        (1,334)
                                                                      --------       --------

             Total stockholders' equity                                 32,462         43,513
                                                                      --------       --------

                                                                      $ 62,745       $ 73,962
                                                                      ========       ========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ------------------------------     ------------------------------

                                                           1997            1998               1997            1998
                                                       --------------  --------------     --------------  --------------
Net revenues:
        Desktop products                               $      19,836   $      21,328      $      59,521   $      63,487
        Large System products                                  3,630           3,981             11,521          11,973
        Other products and services                            3,180           4,302              9,642          11,809
                                                       -------------   --------------     --------------  --------------

Net revenues                                                  26,646          29,611             80,684          87,269
Cost of revenues                                               2,252           2,516              7,267           7,525
                                                       -------------   --------------     --------------  --------------

Gross profit                                                  24,394          27,095             73,417          79,744
                                                       -------------   --------------     --------------  --------------

Operating expenses:
        Sales and marketing                                   13,040          14,108             39,335          43,648
        Product development                                    4,713           5,334             13,309          15,075
        General and administrative                             3,078           2,620              9,547           6,625
        Nonrecurring items                                     2,413              --              2,413              --
        Acquisition-related charges                            6,053              --              7,118              --
                                                       -------------   --------------     --------------  --------------

Operating expenses                                            29,297          22,062             71,722          65,348
                                                       -------------   --------------     --------------  --------------

Operating income (loss)                                       (4,903)          5,033              1,695          14,396
                                                       -------------   --------------     --------------  --------------

Other income (expense):
        Net interest income                                       16              85                226             171
        Other income (expense)                                  (100)            153              (116)             (46)
                                                       -------------   --------------     --------------  --------------

Other income (expense)                                           (84)            238                110             125
                                                       -------------   --------------     --------------  --------------

Income (loss) before income taxes                             (4,987)          5,271              1,805          14,521
Income tax expense (benefit)                                    (965)          1,807              1,636           4,980
                                                       -------------   --------------     --------------  --------------

Net income (loss)                                      $      (4,022)  $       3,464      $         169   $       9,541
                                                       =============   ==============     ==============  ==============

Basic earnings (loss) per share                        $       (0.46)  $        0.38      $        0.02   $        1.07
                                                       =============   ==============     ==============  ==============

Shares used in computing basic
  earnings (loss) per share                                8,799,099       9,022,720          8,764,512       8,949,088
                                                       =============   ==============     ==============  ==============

Diluted earnings (loss) per share                      $       (0.46)  $        0.36      $        0.02   $        1.00
                                                       =============   ==============     ==============  ==============

Shares used in computing diluted
  earnings (loss) per share                                8,799,099       9,591,083          9,643,429       9,565,561
                                                       ==============  ==============     ==============  ==============


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                        ------------------------------    ------------------------------

                                                           1997              1998             1997             1998
                                                        ------------     -------------    -------------     ------------
Net income (loss)                                       $   (4,022)      $      3,464     $        169      $     9,541

Other comprehensive loss -
     foreign currency translation adjustment                   (78)              (106)            (804)            (107)
                                                        ------------     -------------    ------------      ------------

Comprehensive income (loss)                             $   (4,100)      $      3,358     $       (635)      $     9,434
                                                        ============     =============    ============      ============

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     --------------------------
                                                                        1997          1998
                                                                     ------------  ------------
Cash flows from operating activities:
    Net income                                                       $       169   $     9,541
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
          Depreciation and amortization                                    5,259         4,815
          Write-off of software development costs and other assets         3,011             -
          Write-off of acquired and in-process technology                  1,287             -
          Changes in assets and liabilities, net of effects of
             acquisitions:
             Deferred income taxes                                          (107)            -
             Accounts receivable                                          (2,899)         (288)
             Inventories                                                    (244)         (249)
             Prepaid income taxes                                         (1,772)            -
             Accounts payable                                               (605)          188
             Accrued royalties                                              (134)          (32)
             Accrued expenses                                               (196)       (1,097)
             Accrued income taxes                                         (3,551)        2,222
             Other                                                        (1,744)       (1,279)
                                                                     ------------  ------------

Net cash (used in) provided by operating activities                       (1,526)       13,821
                                                                     ------------  ------------

Cash flows from investing activities:
     Capital expenditures, net                                            (4,067)       (7,551)
     Capitalized software development costs                                 (908)       (2,893)
     Net payments for acquisitions                                          (958)          (72)
                                                                     ------------  ------------

Net cash used in investing activities                                     (5,933)      (10,516)
                                                                     ------------  ------------

Cash flows from financing activities:
     Net borrowings (repayments) on notes payable                            391           (71)
     Net proceeds from issuance of common stock                              427         1,303
     Income tax benefit from stock option exercises                          300           314
                                                                     ------------  ------------

Net cash provided by financing activities                                  1,118         1,546
                                                                     ------------  ------------

Net change in cash and cash equivalents                                   (6,341)        4,851
Cash and cash equivalents at beginning of period                          13,491         8,079
                                                                     ------------  ------------
Cash and cash equivalents at end of period                           $     7,150   $    12,930
                                                                     ============  ============

Supplemental disclosures of cash flow information:
     Interest paid                                                   $       226   $       161
     Income taxes paid                                                     6,503         3,995
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to net revenues:


                                             PERCENTAGE OF NET REVENUES         PERCENTAGE OF NET REVENUES
                                          --------------------------------     ------------------------------
                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                          --------------------------------     ------------------------------
                                                1997            1998               1997            1998
                                            --------------  --------------     --------------  --------------
Statement of Income Data:
Net revenues:
        Desktop products                              74%             72%                74%             73%
        Large System products                         14%             13%                14%             14%
        Other products and services                   12%             15%                12%             13%
                                            --------------  --------------     --------------  --------------

Net revenues                                         100%            100%               100%            100%
Cost of revenues                                       8%              8%                 9%              9%
                                            --------------  --------------     --------------  --------------

Gross profit                                          92%             92%                91%             91%

Operating expenses:
        Sales and marketing                           49%             48%                49%             50%
        Product development                           18%             18%                16%             17%
        General and administrative                    11%              9%                12%              8%
        Nonrecurring items                             9%              --                 3%              --
        Acquisition-related charges                   23%              --                 9%              --
                                            --------------  --------------     --------------  --------------

Operating expenses                                   110%             75%                89%             75%
                                            --------------  --------------     --------------  --------------

Operating income (loss)                              -18%             17%                 2%             16%
Other income (expense):
        Net interest income                            --              --                 --              1%
        Other income                                   --              1%                 --              --
                                            --------------  --------------     --------------  --------------

Other income                                           --              1%                 --              1%
                                            --------------  --------------     --------------  --------------

Income before income taxes                           -18%             18%                 2%             17%
Income tax expense (benefit)                          -3%              6%                 2%              6%
                                            --------------  --------------     --------------  --------------

Net income (loss)                                    -15%             12%                 --             11%
                                            ==============  ==============     ==============  ==============



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

Net Revenues. Net Revenues were $26,646,000 and $29,611,000 in the three months ended September 30, 1997 and 1998, respectively, an increase of 11%. Revenues from products designed for desktop computers ("Desktop products") increased $1,492,000 (8%) over the corresponding period in 1997. In addition, revenues from annual license renewals of Desktop products increased by $973,000, reflecting a $406,000 increase in annual license renewals for SPSS for Windows. Revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products") increased 10% over the corresponding period in 1997 primarily due to new sales of SPSS software on mainframes domestically and new sales of Quantime software. Other products and services revenues increased 35% due to growth in training and consulting services domestically, as well as the return of royalties from Prentice Hall related to their distribution agreement for certain SPSS products and student software. Revenues for the third quarter of 1998 were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $2,252,000 and $2,516,000 in the three months ended September 30, 1997 and 1998, respectively, an increase of 12%. Such costs increased due to higher cost of goods sold resulting from increased sales and increased amortization of capitalized software. As a percentage of net revenues, cost of revenues remained constant at 8%.

Sales and Marketing. Sales and marketing expenses were $13,040,000 and $14,108,000 in the three months ended September 30, 1997 and 1998, respectively, an increase of 8%. This increase was due to the expansion of the domestic and international sales organizations and increased media placement, promotional costs and training and consulting fees. As a percentage of net revenues, such expenses decreased from 49% to 48%.

Product Development. Product development expenses were $4,713,000 and $5,334,000 (net of capitalized software development costs of $431,000 and $499,000) in the three months ended September 30, 1997 and 1998, respectively, an increase of 13%. In the corresponding periods in 1997 and 1998, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $363,000 and $480,000, respectively. The increase in product development expenses was primarily due to the higher cost of development personnel and additions to the product development staff. As a percentage of net revenues, product development expenses remained constant at 18%.

General and Administrative. General and administrative expenses were $3,078,000 and $2,620,000 in the three months ended September 30, 1997 and 1998, respectively, a decrease of 15%. Such expenses decreased primarily due to a reduction in administrative staff and other efficiencies gained in connection with the acquisitions of the Quantime Limited ("Quantime") and In2itive Technologies A/S entities. As a percentage of net revenues, general and administrative expenses decreased from 11% to 9%.

Non-recurring charges. Non-recurring charges of $2,413,000 in 1997 resulted from the revaluation of certain assets associated with the Company's Macintosh and BMDP product lines.

Acquisition-related Charges. Acquisition-related charges of $6,053,000 in 1997 related primarily to the acquisition of Quantime ($5,985,000) and represented the write-off of duplicate software products, professional fees and various other integration expenses, and other acquisition related charges.

Net Interest Income. Net interest income was $16,000 and $85,000 in the three months ended September 30, 1997 and 1998, respectively. This favorable variance was primarily due to higher interest earned on short-term investments resulting from higher cash balances in the three months ended September 30, 1998 compared to September 30, 1997.

Other Income (Expense). Other income (expense) was ($100,000) and $153,000 in the three months ended September 30, 1997 and 1998, respectively. Such transactions consist primarily of foreign currency gains (losses).

Provision for Income Taxes. The provision for income taxes was ($965,000) and $1,807,000 in the three months ended September 30, 1997 and 1998, respectively. The ($965,000) income tax benefit for the three months ended September 30, 1997 reflects an effective tax rate of approximately 34 % for SPSS on a stand alone basis, offset by an effective tax rate of approximately 132% for Quantime, due to the non-deductibility of certain third quarter expenses. The $1,807,000 income tax expense for the three months ended September 30, 1998 reflects an approximate tax rate of 34.3%.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Revenues. Net Revenues were $80,684,000 and $87,269,000 in the nine months ended September 30, 1997 and 1998, respectively, an increase of 8%. Revenues from Desktop products increased 7% over the corresponding period in 1997 and revenues from Large System products increased 4%. Revenues from annual license renewals of Desktop products increased by $2,634,000 reflecting a $1,168,000 increase in annual license renewals for SPSS for Windows. Other products and services revenues increased 22% due to the increase in training and consulting services and revenues received from publications and student products.

Cost of Revenues. Cost of revenues were $7,267,000 and $7,525,000 in the nine months ended September 30, 1997 and 1998, respectively, an increase of 4%. Such costs increased due to higher cost of goods sold resulting from increased sales and increased amortization of capitalized software. As a percentage of net revenues, cost of revenues remained constant at 9%.

Sales and Marketing. Sales and marketing expenses were $39,335,000 and $43,648,000 in the nine months ended September 30, 1997 and 1998, respectively, an increase of 11%. This increase was due to the expansion of the domestic and international sales organizations, increased media placement and promotional costs and training and consulting fees. As a percentage of net revenues, sales and marketing expenses increased from 49% to 50%.

Product Development. Product development expenses were $13,309,000 and $15,075,000 (net of capitalized software development costs of $1,154,000 and $1,526,000) in the nine months ended September 30, 1997 and 1998, respectively, an increase of 13%. In the corresponding period in 1997 and 1998, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,246,000 and $1,449,000, respectively. The increase in product development expense was primarily due to the higher cost of development personnel and additions to the product development staff. As a percentage of net revenues, product development expense increased from 16% to 17%.

General and Administrative. General and administrative expenses were $9,547,000 and $6,625,000 in the nine months ended September 30, 1997 and 1998, respectively, a decrease of 31%. Such expenses decreased primarily due to reduction in the administrative staff and other efficiencies gained in connection with the acquisitions of the Quantime and In2itive Technologies A/S entities. As a percentage of net revenues, general and administrative expenses decreased from 12% to 8%.

Non-recurring charges. Non-recurring charges of $2,413,000 in 1997 resulted from the revaluation of certain assets associated with the Company's Macintosh and BMDP product lines.

Acquisition-related Charges. Acquisition related charges of $7,118,000 related primarily to the acquisition of Quantime and represented the write-off of duplicate software products, professional fees and various other integration expenses, as well as charges related to the acquisition of DeltaGraph software from DeltaPoint, Inc. representing a one-time write-off of in-process technology and other acquisition-related charges.

Net Interest Income. Net interest income was $226,000 and $171,000 in the nine months ended September 30, 1997 and 1998, respectively. The unfavorable variance was primarily due to lower interest earned on short-term investments resulting from lower cash balances maintained in 1998.

Other Income (Expense). Other (expense) was ($116,000) and ($46,000) in the nine months ended September 30, 1997 and 1998, respectively. Such transactions consist of foreign currency losses.

Provision for Income Taxes. The provision for income taxes was $1,636,000 for the nine months ended September 30, 1997 reflecting an effective tax rate of approximately 33% for SPSS on a stand-alone basis and 111% for Quantime, due to the nondeductibility of certain third quarter expenses. The provision for income taxes were $4,980,000, for the nine months ended September 30, 1998, reflecting an effective tax rate of 34.3%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's only long-term debt as of September 30, 1998 is a mortgage on property in the UK and held approximately $12,930,000 in cash and cash equivalents.

Funds in the first nine months of 1998 were used in operations and for payments related to the Company's acquisition of Quantime and In2itive Technologies A/S, as well as for capital expenditures including, among other things, new computer systems for use in internal product development and leasehold improvements and furnishings for the Company's new office space in the Sears Tower in Chicago, Illinois.

In May 1998, the Company entered into a new loan agreement (the "Agreement") with American National Bank and Trust Company of Chicago ("American National") to replace its existing agreement with Bank of America, N.T.S.A. Under the Agreement, the Company has an available $10,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of September 30, 1998, the Company had no borrowings under this line of credit. The Company's Agreement with American National requires the Company to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to (i) incur additional indebtedness, (ii) create liens on assets, (iii) make investments, (iv) engage in mergers, acquisitions or consolidations where the Company is not the surviving entity, (v) sell assets,
(vi) engage in certain transactions with affiliates and (vii) amend its organizational documents or make changes in capital structure.

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

INTERNATIONAL OPERATIONS

Revenues from international operations were 44% of total net revenues in the three months ended September 30, 1998 compared to 47% in the three months ended September 30, 1997. For the first nine months, revenues from international operations were 48% compared to 51% in 1997. The portion of 1998 revenues attributable to international operations was negatively affected by changes in foreign currency exchange rates. Net corporate revenues increased 11% in the three months ended September 30, 1998 and 8% in the nine months ended September 30, 1998 when compared to the three and nine months ended September 30, 1997. Net of the effects of changes in foreign currency rates, the increases would have been approximately 13% for the quarter and 10% for the first nine months.

SAFE HARBOR

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such statements involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements, or industry results, to be materially different than any future results, performance or achievements expressed or implied in or by such forward-looking statements. By way of example and not limitation, known risks and uncertainties include the Company's ability to successfully integrate or improve the performance of acquired businesses, change in market conditions or product demand, competition and currency fluctuations, changes in product release schedules and product acceptance. In light of these and other risks and uncertainties, the inclusion of a forward-looking statements in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

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

                                                                 Incorporation
Exhibit                                                          by Reference
Number     Description of Document                               (if applicable)
------     -----------------------                               ---------------

  3.1      Certificate of Incorporation of the Company           *   3.2

  3.2      By-Laws of the Company                                *   3.4

  4.1      Loan Agreement between the Company and                +   4.1
           American National Bank and Trust Company
           Of Chicago

  4.2      Rights Agreement, dated June 18, 1998 between         ** Exhibit 1
           SPSS Inc. and Harris Trust and Savings Bank

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

  27.1     Financial Data Schedule

  27.1a    Financial Data Schedule (Restated)


-------------------------------


  * Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732)

  + Previously filed with SPSS' Form 10-Q Quarterly Report for the Quarterly period ended June 30, 1998.

 ** Previously filed with SPSS' Registration Statement on Form 8-A filed on June 18, 1998

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed by the Company during the fiscal quarter ended September 30, 1998

'


                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  SPSS INC.



DATE:  NOVEMBER 12, 1998          BY:  /S/ JACK NOONAN
                                  ---------------------------------------------
                                  JACK NOONAN
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE:  NOVEMBER 12, 1998          BY:  /S/ EDWARD HAMBURG
                                  ---------------------------------------------
                                  EDWARD HAMBURG
                                  EXECUTIVE VICE-PRESIDENT, CORPORATE
                                  OPERATIONS AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit                                                                 Page
Number     Description of Document                                     Number
------     -----------------------                                     ------

15.1       Acknowledgement of Independent Certified Public
           Accountants Regarding Independent Auditors' Review
           Report

27.1       Financial Data Schedule

27.1a      Financial Data Schedule (Restated)