Form 10-K405
period 1998-12-31
SPSS INC
filed 1999-03-31
CIK 869570

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                  FORM 10-K 405
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                        COMMISSION FILE NUMBER: 33-64732
                                   ----------
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

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED UPON THE PER SHARE CLOSING SALE PRICE OF $16.75 ON MARCH 17, 1999, AND FOR THE PURPOSE OF THIS CALCULATION ONLY, THE ASSUMPTION THAT ALL REGISTRANT'S DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES) WAS APPROXIMATELY $132 MILLION.

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01, AS OF MARCH 17, 1999, WAS 9,037,433.


================================================================================

                                    SPSS INC.

                                TABLE OF CONTENTS


PART I

Item 1.    Business........................................................   3

Item 2.    Properties......................................................  22

Item 3.    Legal Proceedings...............................................  22

Item 4.    Submission of Matters to a Vote of Security Holders.............  22


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Matters......................................................  23

Item 6.    Selected Consolidated Financial Data............................  24

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  25

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks.....  31

Item 8.    Financial Statements and Supplementary Data.....................  32

Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...........................  56


PART III

Item 10.   Directors and Executive Officers of the Registrant..............  56

Item 11.   Executive Compensation..........................................  59

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management....................................................  66

Item 13.   Certain Relationships and Related Transactions..................  68


PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports
             on Form 8-K...................................................  69

                                    SPSS INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         SPSS Inc. was incorporated in Illinois in 1975 under the name "SPSS, Inc." and was reincorporated in Delaware in May 1993 under the name "SPSS Inc." Unless the context otherwise requires, the term "SPSS" refers to SPSS Inc., a Delaware corporation, its Illinois predecessor and its subsidiaries. SPSS is a multinational company that delivers reporting, analysis and modeling software products, and whose primary markets are marketing research, business analysis/data mining, scientific research and quality improvement analysis. SPSS develops, markets and supports an integrated line of statistical software and other products that enable users to effectively bring marketplace and enterprise data to bear on decision-making. SPSS' major products include:

  -  SPSS for business and general applications;
  -  Clementine for data mining;
  -  Quantime, In2itive and Surveycraft family of products for market research;
  -  NewView for analytical reporting;
  -  SigmaPlot and SYSTAT for scientific research;
  -  QI Analyst for quality improvement and statistical process control; and
  -  allCLEAR for process documentation and management.

The primary users of SPSS' software are managers and data analysts in corporate settings and government agencies and academic institutions. In addition to its widespread use in survey analysis, SPSS software also performs other types of market research, as well as quality improvement analyses, scientific and engineering applications and data reporting. The current generation of SPSS desktop products features a windows-based point-and-click graphical user interface, sophisticated statistical procedures, data access and management capabilities, report writing and integrated graphics. SPSS' products provide extensive analytical capabilities not found in spreadsheets, database management systems or graphics packages.

         In its 23 years of operation, SPSS has become a widely recognized name in statistical software. SPSS plans to leverage its current position to take advantage of the increased demand for software applications that not only provide ready access to the data that organizations collect and store, but also enable users to systematically analyze, interpret and present the information for use in decision-making. Management believes the ease-of-use of SPSS' current generation products, combined with the greater processing speed and storage capacity of the latest desktop computers, has substantially expanded the market for SPSS statistical software.

         In summer 1993, SPSS completed an initial public offering of common stock, $.01 par value. The common stock is listed on the Nasdaq National Market under the symbol "SPSS". In early 1995, SPSS and some stockholders sold 1,865,203 shares of common stock in a public offering.

SAFE HARBOR

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, some matters discussed in this Form 10-K are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act. These statements involve risks and uncertainties including, but not limited to, market conditions, competition and other risks indicated in this document, and SPSS' other filings with the Securities and Exchange Commission that could cause actual results to vary materially from the future results indicated in these forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

RECENT DEVELOPMENTS

         SPSS' acquisition of SYSTAT, Inc. in September 1994, BMDP Statistical Software, Inc. in December 1995 and Jandel Corporation in November 1996 was part of its strategy to establish a separate line of software products for scientific research. This strategy enables SPSS to direct its SPSS product line toward the growing market for data mining applications and its QI Analyst product line toward real-time quality improvement applications. SPSS' acquisition of Jandel is a continuation of this strategy of product differentiation.

         SPSS' acquisition in September of 1996 of Clear Software, Inc., a developer and marketer of process management, analysis and documentation software products, including allCLEAR, brought important technology to the SPSS family of products. Unlike most flowcharting packages, allCLEAR is built on a database that enables users to develop an initial diagram faster, make changes quickly and easily and try different views with a touch of a button.

         In April 1997, SPSS entered into a 15-year sublease agreement to sublease approximately 100,000 square feet of space in the Sears Tower in Chicago, Illinois. During 1998, this space became the principal office space of SPSS.

         In May 1997, SPSS acquired the DeltaGraph software program from DeltaPoint, Inc., a California corporation, for approximately $910,000. DeltaGraph is a computer graphics software product which was acquired to complement SPSS' data visualization and statistical products. DeltaGraph offers a broad range of scientific, business and technical charts.

         In September 1997, SPSS acquired approximately 97% of the outstanding shares of capital stock of Quantime Limited, a corporation organized under the laws of England, in exchange for 863,049 shares of common stock of SPSS. As a result of this transaction, Edward Sherman Ross, formerly a director of Quantime, beneficially acquired 441,635 shares of SPSS common stock. In November 1997, SPSS acquired the remaining shares of capital stock of Quantime in exchange for 28,175 shares of common stock of SPSS. Quantime is a developer of market research software products. The Quantime business strategy is to form a business focused exclusively on the top 200 market research companies in the world.

         In November 1997, SPSS acquired all of the outstanding shares of capital stock of In2itive Technologies A/S, a corporation organized under the laws of Denmark, in exchange for 140,727 shares of common stock of SPSS. In2itive is a computer software company specializing in market research software. The In2itive business will operate under the same strategy to focus on the top 200 market research companies in the world.

         In November 1998, SPSS acquired all of the outstanding shares of capital stock of Surveycraft Pty Ltd., a corporation organized under the laws of Australia, for approximately $1,700,000. Surveycraft develops products for market research, and was the first global research software to support Asian languages. The Surveycraft business will augment SPSS' business focus on the top 200 market research companies in the world.

         On December 31, 1998, SPSS acquired all of the outstanding shares of capital stock of Integral Solutions Limited, a corporation organized under the laws of England, for an aggregate purchase price of approximately $7,000,000. SPSS may be required to make additional payments up to approximately $7,000,000 in future years to the former owners of Integral Solutions based upon the attainment of specific operating results by Integral Solutions. The amount of these additional payments was not determinable at December 31, 1998. The additional payments will be recorded as an adjustment to the purchase price paid by SPSS for the stock of Integral Solutions in the periods in which the payments are determinable. SPSS plans to develop Integral Solutions' award-winning data mining analytical techniques through a single user interface. With this new workbench, SPSS plans to target more large organizations as part of its strategy focused on more enterprise-wide sales of all SPSS software and services.

         Fredric Harman resigned as a director of SPSS effective January 1, 1999.

INDUSTRY BACKGROUND

         Statistical analysis is a means of drawing reliable conclusions from numerical information about a given subject. This systematic analysis of numbers goes back to the seventeenth century, when statistics were used in determining insurance and annuity rates, as well as by political leaders in developing more effective economic policies. The fundamental purposes and power of statistical analysis remain the same today: to help decision makers understand and resolve problems by uncovering the causes underlying events and conditions. SPSS believes that demand for statistical and other data analysis capabilities will continue to grow as decision-making becomes more complex and the consequences of decisions more significant. To meet this demand, colleges and universities are training increasing numbers of people in the use of statistics. In addition, more powerful desktop computers have made the means of applying statistics to solve problems more available, usable and affordable.

         The market for statistical software is part of a much larger market for data management, analysis and presentation software. The largest part of this market is comprised of persons examining data with spreadsheets, graphics packages and the reporting programs provided by database management systems. The widespread use of these tools is due to their effectiveness in answering the what questions of data, such as what is the largest market for a product, or what was the default rate on loans, or what defects occurred in a manufacturing process and at what frequency.

         Another smaller yet sizable and growing part of this market uses statistical software in addition to these other data analysis tools to answer the why questions of data. These questions most often deal with issues of causality and prediction, such as when a corporation wants to understand their success in a market, or a bank needs to distinguish good and bad credit risks before making loans, or a manufacturer seeks to reduce the number of defects in production by identifying the causes proactively.

Spreadsheet, graphics and database packages lack the necessary range and depth of analytical functionality to adequately address these types of questions.

         SPSS believes that the worldwide demand for statistical software will grow for the following reasons:

     - organizations are demanding more useful information from the increasing amount of data being collected, organized and stored;

     - industries, such as manufacturing and healthcare, have a particularly critical and growing need for statistical analysis with their increased focus on quality improvement;

     - the number of people with a working knowledge of statistics continues to grow significantly; and

     - the improved price and performance characteristics of desktop computers, together with the greater ease-of-use of graphical user interfaces, have eliminated many historical barriers to the use of statistical software.

MARKETS

         SPSS customers come from various industries requiring a wide range of statistical applications. SPSS focuses, however, on the following market areas:

         Business Intelligence, Especially Market Research and Data Mining. Almost all of the top market research firms in the world are SPSS customers. Corporations worldwide use SPSS products to collect data, analyze data in databases and data warehouses to help target advertising and direct mail campaigns, test-market new products, identify changing customer characteristics, measure customer satisfaction and assess sales-force productivity, and other applications

         Government. SPSS software is used in almost every country of the world, at all levels of government, including both defense and civilian agencies. For example, SPSS' products:

     - are used as part of the efforts of the Internal Revenue Service of the United States to modernize their tracking systems;

     -  are also used by many municipal public safety agencies;

     - have become the standard marketing tools in the recruitment programs of the United States Armed Forces; and

     -  are employed as a statistical system for many national census programs.

         Education. SPSS software is used at virtually every major college and university. In addition to its use in teaching statistics at the undergraduate and graduate levels, SPSS is in academic research of all types. Academic administrators also use SPSS products to monitor aspects of their operations, such as attrition rates, changes in demographic profile of student populations and the success of fund-raising activities.

         Scientific Research. SPSS products are used in a wide variety of research and development efforts across academic, government and corporate institutions. SPSS software provides data analysis and presentation tools in pharmacology, clinical trials, environmental monitoring and experimental modeling, to name a few of its applications.

         Quality in Manufacturing. Rising costs, government regulation, customer mandates and increasingly competitive global markets, drive more and more manufacturing companies to implement systems for statistical quality control and improvement. SPSS software is currently used in a variety of manufacturing quality control applications, both on the shop floor, and off.

STATISTICAL SOFTWARE PRODUCTS

         SPSS provides a set of software products that enable end-users to perform statistical analysis, including the generation of reports, graphs and models on a wide variety of computing platforms. Many of the software products can be used either stand-alone or as part of an integrated system. The product line is:

     -   comprehensive in function, including advanced techniques;

     -   modular, allowing users to purchase only the functionality they need;

     - available, to a greater or lesser extent, on many popular computing platforms;

     - tailored to desktop operating environments, where adherence to platform standards directly translates into greater usability of products; and

     - for some products, localized for use in France, Germany, Italy, Japan, Taiwan, Korea, China and Spanish-speaking countries.

         While there are some variations according to version and computing platform, the typical SPSS configuration in a business intelligence and data mining application is a Base System and related add-on and stand-alone products. The SPSS Base System includes the user interface, data connectivity, data editing and statistical procedures, as well as graphing and reporting. Add-on products provide additional functionality specific to a particular type of data analysis, providing a wide variety of specialized statistical capabilities and offering additional presentation capabilities. With the exception of SPSS Categories, these add-on products are developed by SPSS. Stand-alone products are fully functioning software products for a specific application, such as facilitating some types of data entry and performing some types of advanced analysis, and do not require SPSS Base to generate stand-alone reports. These stand-alone products are either developed by SPSS or third parties. See "Business - Reliance on Third Parties."

         The following tables summarize SPSS' software products:

BUSINESS INTELLIGENCE               KEY FUNCTIONS AND FEATURES
AND DATA MINING
PRODUCT LINE
================================================================================
SPSS Base              STATISTICS: Comprehensive range of descriptive
(Release 9.0)          statistics; frequency counts and percentages; cross
                       tabulations (with tests of significance, chi-square
                       residuals, and measures of association); multiple
                       response tabulations; exploratory data analysis (EDA);
                       analysis of variance; t-tests, correlations; regression;
                       curve fitting; nonparametric tests; statistical
                       distribution functions; cluster analysis; factor
                       analysis; discriminant analysis; reliability analysis;
                       multidimensional scaling; matrix language and library.
                       PRESENTATION AND GRAPHICS: Drag-and-drop pivot tables,
                       Report writer; interactive and production use business
                       charts (pie, bar, line, etc.), statistical charts
                       (histograms, scatterplot, box plots, time series plots,
                       etc.), quality improvement charts (control, Pareto,
                       etc.).
                       DATA MANAGEMENT: Spreadsheet data entry and
                       editing; data transformation and management routines;
                       data connectivity (including database links); reads files
                       of any size (except under DOS). Help includes an on-line
                       tutorial; Statistics Coach(TM); Chart Advisor; Results
                       Coach(TM); "What's This?"; "Ask me"; context-sensitive
                       Help and on-line statistical glossary.
--------------------------------------------------------------------------------
SPSS Regression        Multinomial logistic regression; binary logistic
Models Analysis        regression; weighted and two-stage least squares
                       regression; constrained and unconstrained non-linear
                       regression; probit analysis and LOGIT, models analysis.
--------------------------------------------------------------------------------
SPSS Advanced          General linear models, variance component estimation,
Models                 generalized loglinear models, hierarchical loglinear
                       models, survival/life tables analysis, repeated measures
                       analysis of variance, multivariate analysis of variance.
--------------------------------------------------------------------------------
SPSS Categories        Optimal scaling procedures, correspondence analysis,
                       perceptual mapping.
--------------------------------------------------------------------------------
SPSS Trends            Time series forecasting routines, including ARIMA
                       with Box-Jenkins models, efficient smoothing and
                       seasonality adjustments.
--------------------------------------------------------------------------------
SPSS Tables            High-quality, complex stub-and-banner tables. Easily
                       handles multiple response items.
--------------------------------------------------------------------------------
DBMS/COPY Plus         Transparently converts data for use between databases,
                       spreadsheets and statistics packages.
--------------------------------------------------------------------------------
SPSS Exact Tests       Gives correct p-values, regardless of data structure.
--------------------------------------------------------------------------------
SPSS Missing           Searches for relationships between the missing values in
Value Analysis         data and other variables, estimates what the values would
                       be, estimates the mean, covariance matrix and correlation
                       matrix via regression.
--------------------------------------------------------------------------------
AMOS                   Comprehensive linear structural models, with fit causal
                       paths.
--------------------------------------------------------------------------------
SPSS Data Entry        Products for survey design, data collection, and data
Builder and SPSS       cleaning. SPSS Data Entry Station is a more economical
Data Entry Station     product which does not include the survey design
                       capabilities.
--------------------------------------------------------------------------------
Sample Power           Used to determine the size of a sample by allowing the
                       user to strike a balance among confidence level,
                       statistical power, effect size and sample size.
--------------------------------------------------------------------------------
allCLEAR               Flowcharting business diagramming program: creates
                       diagrams for causes and effects, process flow, network
                       and deployment; builds decision trees, organizational
                       charts and procedural charts.
--------------------------------------------------------------------------------
CLEAR Process          Process management tool for graphing and analyzing
                       business and manufacturing process. Creates flowcharts,
                       simulates process flows, identifies critical and optimal
                       paths, performs what-if analysis, and creates
                       presentation graphics.
--------------------------------------------------------------------------------
CLEAR OrgCharts        Creates organizational charts from text automatically.
                       Also creates tournament grids, family trees and other
                       tree diagrams.
--------------------------------------------------------------------------------
TextSmart              Used for analysis of responses to open-end survey
                       questions.
--------------------------------------------------------------------------------
SmartViewer            Used to distribute electronic reports (text, tables,
                       graphics and multimedia) produced by SPSS Base or
                       NewView.
--------------------------------------------------------------------------------
NewView                Used for analytical reporting. Includes the functionality
                       of the SPSS Base, except certain statistical procedures.
--------------------------------------------------------------------------------
StatXact               StatXact Similar to SPSS Exact Tests, but offering more
                       comprehensive list of methods.
--------------------------------------------------------------------------------
LogXact                Used for exact results with small-sample logistic
                       regression.
--------------------------------------------------------------------------------
SPSS Conjoint          Used to perform conjoint analysis
--------------------------------------------------------------------------------
AnswerTree             Used with databases to uncover profiles, groups and
                       trends. Contains four methods: CHAID, Exhaustive CHAID,
                       Classification and Regression Trees, and Quest.
--------------------------------------------------------------------------------
DeltaGraph             All-purpose (business, technical, quality) charting
                       software.
--------------------------------------------------------------------------------
Neural Connection      Neural network-based product with features for
                       prediction, classification, time series analyst and data
                       segmentation.
--------------------------------------------------------------------------------
SPSS Diamond           Explores complex relationships in multivariate data;
                       animated 3-D scatter plots; Parametric Snake plots;
                       quadwise plot for viewing relationships between four
                       variables; Ice, for simultaneously displaying up to nine
                       dimensions of data.
--------------------------------------------------------------------------------
MapInfo                Display data geographically, from world to street levels.
--------------------------------------------------------------------------------
TELEform Standard      Automated forms creation, distribution, and data entry
                       using fax or scanner.
--------------------------------------------------------------------------------
Data Entry Network     Network server version of Data Entry Builder.
Server
================================================================================

================================================================================
WesVar Complex         Computes correct variance estimates for data
Samples                collected via complex sampling techniques.
--------------------------------------------------------------------------------
SmartViewer Web        Web server version of SmartViewer.
Server
--------------------------------------------------------------------------------
GOLDMineR              Develops more accurate models for dichotomous and ordered
                       categorical variables.
--------------------------------------------------------------------------------
Surveys with           "All in one" product for planning, creating,
Confidence             distributing and analyzing basic surveys. Includes a
                       computer-based tutorial.
--------------------------------------------------------------------------------
Clementine             Data mining "workbench" for rapid modeling, data
                       visualization and data manipulation.
--------------------------------------------------------------------------------
Remark Office OMR      Automated forms data collection using a scanner or fax
                       modem. Works with forms created in any software package.
================================================================================

          QI Analyst and Trial Run are also marketed as part of the SPSS product line. SPSS Release 9.0 currently operates only in the Windows 95 and Windows NT 4.0 environments. SPSS Release 6.1 is currently available for Windows 3.1, Windows 95, Windows NT 3.1, Macintosh and selected UNIX platforms. SPSS PC+ is available for character-based DOS platforms. SPSS Professional Statistics, SPSS Advanced Statistics, SPSS Categories, SPSS Conjoint, SPSS Trends, SPSS Tables, SPSS Exact Tests and SPSS Missing Value Analysis require the SPSS Base to operate. All other products operate stand-alone.

MARKET RESEARCH
PRODUCT LINE                       KEY FUNCTIONS AND FEATURES
================================================================================
QUANCEPT               A series of products for data collection via CATI
                       (computer-aided telephone interviewing), CAPI
                       (computer-aided personal interviewing), and CAWI
                       (computer-aided web interviewing) methods.
--------------------------------------------------------------------------------
QUANTUM                Produces high-quality tables for a production-oriented
                       market research setting. Is capable of producing
                       extremely complex tables.
--------------------------------------------------------------------------------
QUANVERT               Produces certain commonly used types of tables
                       intuitively.
--------------------------------------------------------------------------------
QTS                    Enables more cost-effective predictive dialog.
--------------------------------------------------------------------------------
In2Form                Assists users in the creation of forms and scripts for
                       the other products via an easy-to-use graphical user
                       interface.
--------------------------------------------------------------------------------
Surveycraft            Market research software suite for CATA, CAPI, web
                       surveys, data entry and analysis.
--------------------------------------------------------------------------------
Other Products         Other products in the Quantime and In2itive line are used
                       for various data collection and tabulation tasks in the
                       survey research process. Some of the products have
                       functionality that overlaps with the products listed
                       above.
================================================================================

SCIENTIFIC RESEARCH
PRODUCT LINE                   KEY FUNCTIONS AND FEATURES
================================================================================
SYSTAT Base            SYSTAT offers integrated desktop statistics and graphics
(Release 8.0)          to scientists, engineers and statisticians and provides
                       an extensive selection of statistics and high quality
                       graphics. SYSTAT uses an intuitive user interface, an
                       interactive library of statistical graphics tools and
                       publication quality charts.
--------------------------------------------------------------------------------
SYSTAT Testat          Summary statistics, reliability coefficients, standard
                       errors of measures for selected score intervals, and item
                       analysis statistics for examining results from
                       achievement tests, psychological tests, etc.
--------------------------------------------------------------------------------
SYSTAT Logit           Binary, multinomial, and conditional logistic regression
                       with maximum likelihood estimation.
--------------------------------------------------------------------------------
SYSTAT Survival        Extensive set of methods for survival, reliability, and
                       life table analysis.
--------------------------------------------------------------------------------
SYSTAT Design          Estimates sample sizes required to obtain desired
                       statistical confidence levels.
--------------------------------------------------------------------------------
SigmaPlot              SigmaPlot is an easy-to-use technical graphics and data
                       analysis software package for scientists and engineers
                       that enables them to create the exact graph they want to
                       best present their research results for lab notebooks and
                       journals. Users can quickly create 2D and 3D graphs using
                       SigmaPlot's award-winning interface and customize graphs
                       in every detail - from inserting multiple axes per graph
                       to error bar style. SigmaPlot provides the data analysis
                       tools to analyze data easily - from basic statistics to
                       curve fitting to advanced mathematical functions.
                       Automate repetitive reports of your experiments with
                       SigmaPlot's new macro language and macro recorder.
--------------------------------------------------------------------------------
SigmaScan Pro          SigmaScan Pro provides powerful and comprehensive image
                       analysis for scientists to turn visual information into
                       reliable statistics, understandable graphs and valuable
                       scientific conclusions.
--------------------------------------------------------------------------------
SigmaStat              SigmaStat is a statistical software program designed for
                       scientists and engineers. Easy to learn and use,
                       SigmaStat offers an automated system that guides users
                       through statistical analysis.
--------------------------------------------------------------------------------
TableCurve 2D          TableCurve is the first and only program that combines a
 And TableCurve        powerful curve and surface fitter with the ability to
 3D                    find the ideal equation to describe two and three
                       dimensional empirical data. TableCurve 2D fully automates
                       the curve fitting process and in a single processing
                       step, instantly fits and ranks about 3,600 built-in
                       frequently encountered equations enabling users to easily
                       find the ideal model to their XY data in seconds.
                       TableCurve 3D fits three dimensional surfaces instantly
                       and ranks 36,000 of over 450 million built-in equations.
--------------------------------------------------------------------------------
PeakFit                PeakFit is a nonlinear peak separation and analysis
                       software package for scientists doing spectroscopy,
                       chromatography and electrophoresis. Its nonlinear curve
                       fitting techniques separate overlapping peaks that other
                       processes miss
--------------------------------------------------------------------------------
SigmaGel               SigmaGel is a quantitative electrophoretic gel analysis
                       software program. With SigmaGel, users can load the
                       image, calibrate distance and use one of three
                       measurement modes before transferring measurements to
                       spreadsheets.
--------------------------------------------------------------------------------

     Sample Power, allCLEAR, DeltaGraph, StatXact, LogXact, AnswerTree, Neural Connection, Trial Run and SPSS Diamond are also marketed as part of the science product line.

QUALITY IN MANUFACTURING
PRODUCT LINE                          KEY FUNCTIONS AND FEATURES
================================================================================
QI Analyst             Comprehensive set of SPC data entry/access features, SPC
(Version 3.5)          statistics, 27 quality improvement chart types and
                       reporting.
--------------------------------------------------------------------------------
QI Analyst DB          A version of QI Analyst designed for use in a computing
(Version 3.5)          environment with a centralized database.
--------------------------------------------------------------------------------
Gage R&R               Implementation and systematic testing of measurement
                       instruments.
--------------------------------------------------------------------------------
Trial Run              For design of experiments, including analysis.
================================================================================

          SPSS quality in manufacturing products are available on Windows 3.1, Windows 95 and Windows NT. allCLEAR, AnswerTree, NewView and SmartViewer, and the SPSS Base and some products which require the SPSS Base are also marketed as part of the quality product line.

         SPSS' statistical software products have received numerous favorable reviews from trade and other publications. SPSS and SYSTAT software fare well in comparative assessments against competitors' products. SPSS offers its flagship product, SPSS for Windows, in nine languages:

     -   English;
     -   German;
     -   French;
     -   Italian;
     -   Korean;
     -   Spanish;
     -   Japanese;
     -   Catalan;
     -   Traditional Chinese.

In December 1998, SPSS introduced SPSS 9.0 for Windows offering significant enhancements in usability and the display of results.

         SPSS' licensing and pricing alternatives vary widely depending upon the product, platform and quantities licensed. List prices for perpetual single-user licenses of products designed for desktop computers in North America are approximately $795 for the SPSS Base System and range from $195 to $1,995 for other products. Multi-user network and site licenses typically require annual payments. List prices of annual licenses designed for mainframes, minicomputers, and UNIX workstations ("large system products") range from $4,500 to $15,000, while perpetual licenses for large system products run from $9,000 to over $30,000. Pricing of SPSS licenses outside of North America is typically higher than domestic prices, and licenses outside of North America are more often annual licenses. In addition to standard maintenance contracts for large system products, for an annual fee SPSS offers an optional service plan to users of desktop products that includes a toll-free number, free upgrades and discounts on some products and services.

         Some desktop products licensed for use by SPSS in some countries outside of North America are secured with an external hardware device that is required for operation. SPSS' large system products, as well as multi-user versions on UNIX platforms, have for many years been secured with internal codes that enable product operation when annual licenses are renewed and license fee payments have been received.

         The scientific software's licensing and pricing alternatives vary by product and quantity sold. Multi-user and site licenses typically require annual payments. SigmaStat and SigmaGel have a single user list price of $495, with discounts for volume purchases. Annual site licenses and perpetual licenses are available to 5 to 100 users for $1,040 to $21,592. SigmaPlot, TableCurve and PeakFit have a single user list price of $595, with discounts for volume purchases. Annual site licenses and perpetual licenses are available to 5 to 100 users for $1,250 to $25,947. SYSTAT and SigmaScan Pro have single user list price of $995, with discounts for volume purchases. Annual site licenses and perpetual licenses are available to 5 to 100 users for $2,090 to $43,367. Pricing of these products outside of North America is typically higher than domestic prices. All these products are Windows platform.

         SPSS Science's principal customers are research scientists and engineers from nearly all disciplines. Accordingly, SPSS Science's markets directly to scientists and engineers, principally through advertising in scientific and engineering journals and by direct mail to SPSS Science's own databases of research scientists and engineers and to lists of prospective customers obtained from third parties. SPSS Science also distributes its products through a limited number of specialty distributors and software retailers. SPSS Science distributes its products in Europe through its wholly owned subsidiary, SPSS Science GmbH.

         The Quantime and In2itive product lines are used by market researchers for data collection and tabulation. In general, the Quantime products have more robust feature sets and the In2itive products have more modern user interfaces. SPSS plans to combine the strengths of the product lines, and improve the ability for these products to communicate with the SPSS product line, through a series of development projects, which, while not yet fully defined, are expected to be completed in the next two to three years.

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

         The Surveycraft product is licensed for a period of one year. Thereafter, payments are on a month-to-month basis. The average price of a license ranges between $160 and $250, depending on the number of licenses.

         The Clementine product is currently licensed to business users and analysts for data mining and business intelligence. The list price for an annual license fee is $43,800.

PUBLICATIONS AND STUDENT SOFTWARE

         SPSS authors and regularly updates a number of publications that include user manuals and instructional texts. SPSS also develops student versions of its Windows and Macintosh products which are subsets of the SPSS Base System and SYSTAT products, designed for classroom use with SPSS textbooks or with other statistics instructional materials. Since February 1993, SPSS publications and student software have been distributed by the College Division of Prentice Hall under the terms of a semi-exclusive, worldwide agreement. See "Business- Prentice Hall Agreement." SPSS also has arrangements with other publishers to include the SPSS Student Version in textbooks with data sets specific to the text.

TRAINING AND CONSULTING

         SPSS offers a comprehensive training program with courses covering product operations, statistical concepts and particular statistical applications. These courses are regularly scheduled in cities around the world. Organizations may also contract for on-site SPSS training tailored to their specific requirements. SPSS offers consulting and customization services, where an engagement may range from assisting a client in generating a single report to performing a complex data analysis project to tailoring SPSS software for a particular application.

SALES AND MARKETING

         SPSS sells its products primarily through a well-developed, worldwide telesales and direct response organization. More recently, SPSS has extended the capability of this organization through the formation of sales teams that combine field sales and telesales personnel. Advertising, direct mail and customer references have proven the most effective method of generating new sales and sales leads. SPSS' order-taking group processes orders or directs leads to sales representatives. Sales representatives work closely with technical sales personnel throughout the sales process. Although varying widely, sales of SPSS desktop products are typically completed within 30 days and average about $1,400.

         SPSS' database of existing customers provides an effective means of selling add-on products, upgrades, and training or consulting services. Customers regularly receive direct mail from SPSS on products and services. For large sales opportunities, SPSS sales representatives and technical sales personnel personally visit prospects to make presentations, to give product demonstrations and to provide pre-sales consulting. SPSS also maintains an office in the Washington, D.C. area focused on sales to the United States government, as well as offices in New York, San Francisco and Cincinnati. The SPSS international sales operation consists of thirteen sales offices, in Europe and the Pacific Rim, as well as over 60 licensed distributors. Overall, SPSS is represented in over 50 countries. Transactions are customarily made in local currencies.

         Student versions are published by Prentice Hall and sold by more than 300 Prentice Hall sales representatives working directly with faculty on college campuses worldwide. The arrangement also permits Prentice Hall to bundle its various textbooks on statistics, market research and quality improvement with SPSS student versions. Similar arrangements were recently concluded with WCB/McGraw-Hill Higher Education and John Wiley & Sons, Inc.

         Current users of SPSS' products comprise a significant source of new sales leads. Also important are the expert reviews of SPSS software in trade and market-specific publications. SPSS' marketing communications program includes:

      -  advertising in trade and market-specific publications;
      -  advertising on the world wide web;
      -  direct mail;
      -  exhibiting at trade shows;
      -  participating in professional association meetings;
      -  sponsoring seminars for prospects and customers;
      -  publishing its customer magazine; and
      -  conducting user group meetings.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

         SPSS provides extensive customer service and technical support by telephone, fax, mail and the world wide web, each of which promotes customer satisfaction and obtains feedback on new products and beta releases. Technical support services provided to all licensees include assistance in product installation and product operation, as well as limited consulting in the selection of statistical methods and interpretation of results. Additional technical support services are available on a fee basis.

PRODUCT DEVELOPMENT

         SPSS plans to continue expanding its product offerings through internal development of new software products and enhancements, acquiring products, technologies and businesses complementary to SPSS' existing product line, and forming partnerships with value-added resellers or other third parties serving selected markets.

         SPSS' team of specialists in user interface design, software engineering, quality assurance, product documentation and statistics is responsible for maintaining and enhancing the quality, usability and statistical accuracy of all SPSS software. The product development organization is also responsible for authoring and updating all user documentation and other publications. In addition, SPSS maintains ongoing relationships with third-party software developers and publishers for the development of specialized software products and the acquisition of technology that can be embedded in SPSS products.

         Most statistical algorithms used by SPSS in its products are published for the convenience of its customers. SPSS employs full-time statisticians who regularly research and evaluate new algorithms and statistical techniques for inclusion in SPSS' products. SPSS also employs statistically-trained professionals in its documentation, quality assurance, software design and software engineering groups.

         SPSS intends to continue to invest in product development. SPSS' 1999 development plan emphasizes scalability in all its data mining products for handling of large databases efficiently, with client/server versions planned for the SPSS product, Clementine, AnswerTree, and a new product in 1999 for business forecasting called DecisionTime. A series of web-based deployment products that bring data mining results to large numbers of users in organizations are another emphasis, with new products planned for web-based surveys, for scoring individual cases or whole databases using models generated by AnswerTree, for scenario testing of predictive models built by DecisionTime, and for browser-based reporting using pre-defined tables and graphs. Upgrades to many of SPSS market research products will be completed in 1999, including Quanvert and In2Quest, while work proceeds on a major new integrated system for data collection for the future. Other product upgrades that are included in 1999 development plans are DeltaGraph for Windows, allCLEAR, QI Analyst, SigmaPlot, SYSTAT, and TextSmart.

         In the past, SPSS has experienced delays in the introduction of new products and product enhancements primarily due to staffing shortages or problems in new technologies or operating systems. These delays have varied depending upon the size and scope of the project and the nature of the problems encountered. From time to time SPSS learns of defects in its products that are resolved through product patches that are posted on its web site for downloading by customers, patches that are sent to customers automatically, or fixes that are included in the next planned product update, depending on the seriousness of the defect.

         The SPSS product development staff currently includes approximately 157 professionals organized into groups for software design, statistical development, software engineering, documentation, quality assurance and product localization. SPSS' expenditures for product development, including capitalized software, were approximately $17.1 million in 1996, $19.4 million in 1974 and $22.5 million in 1998.

         SPSS also uses independent contractors in its product development efforts. Sometimes SPSS uses these contractors to obtain technical knowledge and capability that it lacks internally. For example, contractors are engaged to perform conversions of SPSS products to computing platforms with which

SPSS is unfamiliar or which are too costly to acquire for development purposes. SPSS has outsourced maintenance, conversion and new programming for some products to enable its internal development staff to focus exclusively on products which are of greater strategic significance. SPSS sometimes uses independent contractors to augment its development capacity at a lower cost.

MANUFACTURING AND ORDER FULFILLMENT

         SPSS entered into the IBM Software Distribution Agreement in February 1993 to assure speed and efficiency in the manufacturing order fulfillment and delivery of its products. From April 1993 to December 1996, IBM performed all diskette and CD-ROM duplication, documentation printing, packaging, warehousing, fulfillment and shipping of SPSS products in the western hemisphere. In January 1997, the IBM software distribution agreement was replaced with a similar agreement with Banta Global Turnkey. These services have recently been expanded worldwide. SPSS believes that, because of the size capacity of these third party distribution centers and their around-the-clock operation, SPSS can easily adapt to peak period demand, quickly manufacture new products for distribution and effectively respond to anticipated sales volumes.

COMPETITION

         The market for statistical software is both highly competitive and fragmented. SPSS is among the largest companies in the statistical software market, and, based upon sales and comparative assessments in trade publications, SPSS believes that it competes effectively against its competitors, particularly on desktop computing platforms. SPSS considers its primary worldwide competitor to be the larger and better-financed SAS Institute, although SPSS believes that SAS' revenues are derived principally from products for purposes other than statistical analysis and operate on large systems platforms. StatSoft Inc., developers of the Statistica product, Manugistics Group, Inc., distributors of the Statgraphics Plus product, and Minitab, Inc. are also competitors, although their annual revenues from these statistical products are believed to be considerably less than the revenues of SPSS. In addition to competition from other statistical software companies, SPSS also faces competition from providers of software for specific statistical applications.

         SPSS competes primarily on the basis of the usability, functionality, performance, reliability and connectivity of its software products. The significance of each of these factors varies depending upon the anticipated use of the software and the statistical training and expertise of the customer. To a lesser extent, SPSS competes on the basis of price. SPSS maintains pricing and licensing policies to meet market demand. SPSS believes it is able to compete successfully, especially with its desktop products, as a result of:

      -  the graphical user interface;
      -  comprehensive analytical capabilities;
      -  efficient performance characteristics;
      -  local language versions;
      -  consistent quality and connectivity features of its software products;
      -  its worldwide distribution capabilities; and
      -  its widely recognized name.

         In the future, SPSS may face competition from new entrants into the statistical software market. SPSS could also experience competition from companies in other sectors of the broader market for data management, analysis and presentation software, such as providers of spreadsheets, database management systems, report writers and executive information systems, who could add enhanced statistical functionality to their existing products. Some of these potential competitors have significantly more capital resources, marketing experience and research and development capabilities than SPSS. Competitive pressures from the introduction of new products by these companies or other companies could have a material adverse effect on SPSS.

INTELLECTUAL PROPERTY

         SPSS attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyrights and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. SPSS licenses its software only in the form of executable code, with contractual restrictions on copying, disclosures and transferability. Except for licenses of its products to users of large system products and annual licenses of its desktop products, SPSS licenses its products to end-users by use of a "shrink-wrap" license, as is customary in the industry. It is uncertain whether these license agreements are legally enforceable. The source code for all of SPSS' products is protected as a trade secret and as unpublished copyrighted work. In addition, SPSS has entered into confidentiality and nondisclosure agreements with its key employees. Despite these restrictions, the possibility exists for competitors or users to copy aspects of SPSS' products or to obtain information which SPSS regards as a trade secret. SPSS has no patents, and judicial enforcement of copyright laws and trade secrets may be uncertain, particularly outside of North America. Registrations of selected Jandel trademarks in Germany have been withdrawn based on an opposition by a company with registration for "Sigma" for electronic registers. SPSS believes it will be able to use its "Sigma" trademarks on products in Germany. Preventing unauthorized use of computer software is difficult, and software piracy is expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets.

         SPSS uses a variety of trademarks with its products. Management believes there are currently twenty trademarks in use which are material to SPSS' business:

      - SPSS is a registered trademark used in connection with virtually all of SPSS' products, other than DOS-based products;

      - SPSS/PC+ is an unregistered trademark used in connection with SPSS' DOS-based products;

      - SPSS Categories is an unregistered trademark used with SPSS' correspondence analysis products on all platforms;

      - Neural Connection is a registered trademark being used with SPSS' neural network-based product;

      - QI Analyst is an unregistered trademark and is being used with SPSS' new process control software for Windows;

      - SPSS Real Stats. Real Easy. is an unregistered trademark used in connection with SPSS products generally;

      - SYSTAT is a registered trademark used in connection with SPSS' SYSTAT products on all platforms;

      - Jandel Scientific is a registered trademark used in connection with SPSS' recently acquired Jandel products on all platforms;

      - Jandel is an unregistered trademark used in connection with SPSS' recently acquired Jandel products on all platforms;

      - SigmaPlot is a registered trademark used in connection with SPSS' recently acquired Jandel products on all platforms;

      - SigmaStat is a registered trademark used in connection with SPSS' recently acquired Jandel products on all platforms;

      - CLEAR is a registered trademark used in connection with SPSS' recently acquired CLEAR products on all platforms;

      - allCLEAR is the subject of a pending application for registration and is being used in connection with SPSS' Clear products;

      - AnswerTree, Text Smart, SmartViewer and NewView are the subject of pending applications for registration and are add on products to the SPSS product family;

      - Quantime is an unregistered trademark used in connection with SPSS' recently acquired Quantime products on all platforms;

      - Quancept is a registered trademark used in connection with SPSS' recently acquired Quantime products on all platforms;

      - In2itive Technologies and In2Quest are registered trademarks in Denmark and are used in connection with SPSS' recently acquired In2itive products on all platforms;

      - Clementine is a registered trademark used in connection with SPSS' recently acquired Integral Solutions product;

      - Surveycraft is an unregistered trademark used in connection with SPSS' recently acquired Surveycraft products; and

      - ScyTab is an unregistered trademark used in connection with SPSS' recently acquired ScyTab products.

         Some of these trademarks comprise portions of other SPSS trademarks. SPSS has registered some of its trademarks in the United States and some of its trademarks in a number of other countries, including the Benelux countries, France, Germany, the United Kingdom, Japan, Singapore and Spain. Registration of a trademark confers a number of advantages over reliance on common law rights. Registration of a trademark generally presumes the validity of the mark and the registrant's ownership of and exclusive right to use the mark and, in some jurisdictions, constitutes constructive notice of ownership sufficient to eliminate any defense of good faith adoption or use after the date of registration.

         Due to the rapid pace of technological change in the software industry, SPSS believes that patent, trade secret and copyright protection are less significant to its competitive position than factors such as the knowledge, ability and experience of SPSS' personnel, new product development, frequent product enhancements, name recognition and ongoing reliable product maintenance and support.

         SPSS believes that its products and trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

RELIANCE ON THIRD PARTIES

         SPSS has entered into a perpetual nonexclusive license agreement, the HOOPS agreement, with Autodesk Inc. that permits SPSS to incorporate a graphics software program known as the HOOPS Graphics System into SPSS' products. Under the terms of the HOOPS agreement, SPSS is currently required to pay royalties to Autodesk based on the amount of revenues received by SPSS from products which incorporate the HOOPS Graphics System. SPSS may terminate the HOOPS agreement at any time. Autodesk may terminate the HOOPS agreement on the occurrence of a material, uncured breach of the HOOPS agreement by SPSS.

         SPSS also licenses certain other software programs from third-party developers and incorporates them into SPSS' products. Many of these are exclusive worldwide licenses which terminate upon varying dates. SPSS believes that it will be able to renew non-perpetual licenses or that it will be able to obtain substitute products if needed.

         SPSS currently has contracts with companies based in India and other foreign countries, which provide software development and engineering services. These companies are providing these services for the development of new components of the graphical user interface used in SPSS' products and for porting SPSS' product to some UNIX/Motif platforms. SPSS may increase the amount of software development and engineering work performed by third-party contractors in India, or elsewhere, in the future.

BANTA GLOBAL TURNKEY DISTRIBUTION AGREEMENT

         In January 1997, SPSS entered into the Banta Global Turnkey software distribution agreement, under which Banta Global Turnkey manufactures, packages, and distributes SPSS' software products to SPSS' domestic and international customers and some international subsidiaries. The Banta agreement has a three-year term, and automatically renews thereafter for successive periods of one year. Either party may terminate the Banta agreement with 180 days' written notice. If Banta terminates the Banta agreement for convenience or for any other reason (other than for cause), then during the 180-day notice period Banta will assist SPSS in finding a new vendor. If either party materially breaches its obligations, the other party may terminate the Banta agreement for cause by written notice. This termination notice for cause must specifically identify the breach or breaches, upon which the termination based and will be effective 180 days after the notice is received by the other party, unless the breach(es) is
(are) corrected during the 180 days.

PRENTICE HALL AGREEMENT

         SPSS entered into the Prentice Hall agreement in February 1993. Under this agreement, SPSS granted to Prentice Hall the exclusive, worldwide right to publish and distribute all SPSS publications, including student versions of SPSS for DOS and Windows. SPSS received advance royalty payments in the amount of $4 million, payable as follows:

         -    $1.6 million was paid upon execution of the agreement;
         -    $1.6 million was paid in January 1994; and
         -    $800,000 was paid in February 1995.

         If operational versions of the student software are not delivered to Prentice Hall by specified dates, then the agreement provides for reductions in advance royalties and additional advance royalties for new types of student software developed by SPSS. The initial Prentice Hall agreement had a five-year term which ended in 1998.

         SPSS entered into a new five-year contract with Prentice Hall in April 1998. Prentice Hall has an option to renew this contract for five additional years if it pays SPSS $2,750,000 or more during the term of this agreement. If Prentice Hall does not pay SPSS $1,100,000 by the end of the second year of the contract, SPSS has the option to make Prentice Hall's right to distribute Student Versions non-exclusive. The key differences in the new contract are (1) Prentice Hall may only operate in certain geographic territories, instead of having worldwide rights; (2) Prentice Hall only has rights to certain books and SPSS may sell any book (previously SPSS had to purchase the books from Prentice
Hall); and (3) SPSS can now, within certain guidelines, license other publishers to put versions of the SPSS Student Version in the back of textbooks.

COMPUTER SOFTWARE DEVELOPMENT COMPANY

         In 1981, SPSS entered into a software development agreement with the Computer Software Development Company to obtain funding of approximately $2 million for development of software including two large system products, SPSS Graphics and SPSS Tables, and one desktop product, SPSS/PC+ Tables. SPSS entered into two software purchase agreements with Computer Software Development, under which SPSS is required to pay Computer Software Development royalties through the year 2001 based on a percentage of "net revenues" (as defined in the agreements) from large system software products developed with Computer Software Development funds. Under these agreements, SPSS incurred royalties payable of approximately $255,000 in 1996, $249,000 in 1997 and $234,000 in 1998 to
Computer Software Development. Norman Nie, the Chairman of the Board of SPSS, is a limited partner of Computer Software Development.

SEASONALITY

         SPSS' quarterly operating results fluctuate due to several factors, including:

     -   the number and timing of product updates and new product introductions;
     -   delays in product development and introduction;
     -   purchasing schedules of its customers;
     -   changes in foreign currency exchange rates;
     -   product and market development expenditures;

     -   the timing of product shipments;
     -   changes in product mix; and
     -   timing and cost of acquisitions and general economic conditions.

If forecasts of future revenues fall below expectations operating results may be adversely affected because SPSS' expense levels are to a large extent based on these forecasts. Accordingly, SPSS believes that quarter-to-quarter comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. SPSS has historically operated with very little backlog because its products are generally shipped as orders are received. As a result, revenues in any quarter are dependent on orders shipped and licenses renewed in that quarter. SPSS has experienced a seasonal pattern in its operating results with the fourth quarter typically having the highest operating income. For example, excluding special general and administrative, merger-related and acquired in-process technology charges, the percentage of SPSS' operating income realized in the fourth quarter was 32% in 1996, 35% in 1997 and 36% in 1998. In addition, the timing and amount of SPSS' revenues are affected by a number of factors that make estimation of operating results prior to the end of a quarter uncertain. A significant portion of SPSS' operating expenses are relatively fixed, and planned expenditures are based primarily on revenue forecasts. More specifically, in the fourth quarter, the variable profit margins on modest increases in sales volume at the end of the quarter are significant. If SPSS fails to achieve these fourth quarter revenue increases, then a material reduction in net income for the fourth quarter and the full year could result. Generally, if revenues do not meet SPSS' expectations in any given quarter, operating results will be adversely affected. SPSS can not provide assurance that profitability on a quarterly or annual basis in the future.

EMPLOYEES

         SPSS has approximately 782 employees, approximately 456 domestically, and 326 internationally. Of the approximate 782 employees, there are approximately 490 in sales and marketing, 157 in product development and 135 in general and administrative. SPSS believes it has generally good relationships with its employees. None of SPSS' employees are members of labor unions.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The following table sets forth financial information about foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.

                                                              YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------
                                                    1996                1997               1998
                                               ----------------    ----------------   ----------------
          Sales to unaffiliated customers:
              United States                  $     47,128,000    $     55,552,000   $     62,785,000
              Europe & India                       38,798,000          41,680,000         45,337,000
              Pacific Rim                          13,695,000          13,412,000         13,265,000
                                               --------------      --------------     --------------
                  Total                      $     99,621,000    $    110,644,000   $    121,387,000
                                               ==============      ==============     ==============

          Sales or transfers between
           geographic areas:
              United States                  $     16,914,000    $     18,261,000   $     18,365,000
              Europe & India                      (11,772,000)        (12,613,000)       (12,714,000)
              Pacific Rim                          (5,142,000)         (5,648,000)        (5,651,000)
                                               --------------      --------------     --------------
                  Total                      $             --    $             --   $             --
                                               ==============      ==============     ==============

          Operating income
              United States                  $      6,842,000    $      5,950,000   $      4,433,000
              Europe & India                          615,000            (232,000)        10,799,000
              Pacific Rim                           2,460,000           1,268,000          1,397,000
                                               --------------      --------------     --------------
                  Total                      $      9,917,000    $      6,986,000   $     16,629,000
                                               ==============      ==============     ==============

                                                                     DECEMBER 31,
                                               ----------------------------------- -----------------
                                                     1996                1997              1998
                                               --------------      ----------------   --------------
          Identifiable assets:
              United States                  $     39,131,000    $     41,610,000   $     64,000,000
              Europe & India                       19,118,000          16,227,000         21,694,000
              Pacific Rim                           4,803,000           4,908,000          5,595,000
                                               --------------      --------------     --------------
                  Total                      $     63,052,000    $     62,745,000   $     91,289,000
                                               ==============      ==============     ==============

         SPSS' revenues from operations outside of North America accounted for approximately 53%, in 1996, 50% in 1997 and 48% in 1998. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as SPSS further "localizes" the SPSS product line by translating its products into additional languages. Various risks impact international operations. Those risks include greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burdens of complying with a wide variety of foreign laws and regulatory requirements. SPSS also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded intellectual property in some foreign jurisdictions. As SPSS expands its international operations, the risks described above could increase and could have a material adverse effect on SPSS. See "Business - Sales and Marketing," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, Domestic and Foreign Operations, of the "Notes to Consolidated Financial Statements."

ITEM 2.   PROPERTIES

         SPSS' principal administrative, marketing, training and product development and support facilities are located in Chicago, Illinois. During 1997, SPSS entered into a 15-year sublease agreement to sublease approximately 100,000 square feet of office space in the Sears Tower. This space became the principal Chicago offices of SPSS in 1998. The aggregate annual gross rental payments on these leases were approximately $1,863,000.

         In addition, SPSS leases sales office space in California, Massachusetts, Virginia, New York, Ohio, The Netherlands, The United Kingdom, Germany, Sweden, France, Singapore, Australia, Japan, Denmark and India. During 1998, SPSS' French office was moved to larger facilities within France.

         SPSS believes its facilities are adequate for its present needs, apart from its offices in Sweden and the United Kingdom, which SPSS plans to move to larger facilities in 1999. The United Kingdom move is part of a plan to consolidate SPSS' United Kingdom offices and eliminate redundant facilities arising from the recent acquisitions of Quantime and Integrated Solutions.

ITEM 3.   LEGAL PROCEEDINGS

         Currently, there is no material pending legal proceeding to which SPSS or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         SPSS' common stock is traded on the over-the-counter market on the Nasdaq National Market under the symbol "SPSS." The following table shows, for the periods indicated, the high and low closing sale prices for SPSS' common stock.

           YEAR ENDED DECEMBER 31, 1996                        HIGH              LOW
           ------------------------------------------       -----------       -----------
           First Quarter                                  $         19      $         14
           Second Quarter                                      26  1/8           18  1/4
           Third Quarter                                       28  5/8           17  5/8
           Fourth Quarter                                      31  1/8           26  1/4
           YEAR ENDED DECEMBER 31, 1997
           ------------------------------------------
           First Quarter                                       32  7/8           24  3/8
           Second Quarter                                      32  3/4           24  5/8
           Third Quarter                                       34  1/4           27  1/4
           Fourth Quarter                                      28  5/8           17  1/2
           YEAR ENDED DECEMBER 31, 1998
           ------------------------------------------
           First Quarter                                            24           19  1/4
           Second Quarter                                      25  1/8           18  1/2
           Third Quarter                                       26  3/8           18
           Fourth Quarter                                     22 11/16           17
           YEAR ENDED DECEMBER 31, 1999
           ------------------------------------------
           First Quarter  (through March 17, 1999)                  22           16  3/4


As of March 17, 1999, there were 475 holders of record of SPSS' common stock.

         SPSS has never declared or paid any cash dividends on its capital stock. SPSS currently intends to retain its earnings to fund future ongoing operations and future capital requirements of its businesses. SPSS does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 1998 are derived from the Consolidated Financial Statements of SPSS. The Consolidated Financial Statements as of December 31, 1997 and 1998, and for each of the years in the three-year period ended December 31, 1998, and the report thereon of KPMG LLP, are included elsewhere in this Form 10-K.

                                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                     1994        1995          1996            1997           1998
                                                  -----------  ----------  -------------   -------------  -------------
                                                            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
         Statement of Income Data:
         Net revenues:
           Desktop products (1)                      $49,337     $61,255        $72,185         $81,340        $88,506
           Large System products (1)                  14,825      15,256         15,951          15,867         17,289
           Other products and services (1)            10,508      10,892         11,485          13,617         15,592
                                                  ----------   ---------   ------------    ------------   ------------
               Net revenues                           74,670      87,403         99,621         110,644        121,387
         Cost of revenues                              8,031       8,789          9,738           9,835         10,048
                                                  ----------   ---------   ------------    ------------   ------------
         Gross profit                                 66,639      78,614         89,883         100,809        111,339
                                                  ----------   ---------   ------------    ------------   ------------
         Operating expenses:
           Sales and marketing                        37,972      44,730         48,532          54,086         59,731
           Product development                        10,860      12,985         15,972          17,816         20,526
           General and administrative                  8,711      10,768         11,826          11,578          8,508
           Special general and administrative
             charges (2)                                 870       2,794              -           5,616            445
           Merger-related  (3)                           187         530          3,636           4,306          1,948
           Acquired in-process technology (4)            871         411              -             421          3,552
                                                  ----------   ---------   ------------    ------------   ------------
               Operating expenses                     59,471      72,218         79,966          93,823         94,710
                                                  ----------   ---------   ------------    ------------   ------------
         Operating income                              7,168       6,396          9,917           6,986         16,629
         Net interest income (expense)                  (378)         53            302             326            274
         Other income (expense)                         (128)        132           (134)           (488)          (238)
                                                  ----------   ---------   ------------    ------------   ------------
         Income before income taxes                    6,662       6,581         10,085           6,824         16,665
         Provision for income taxes                    2,466       3,401          3,848           3,242          8,335
                                                  ----------   ---------   ------------    ------------   ------------
         Net income                                   $4,196      $3,180         $6,237          $3,582         $8,330
                                                  ==========   =========   ============    ============   ============
         Basic net earnings per share                  $0.56       $0.38          $0.72           $0.41          $0.93
                                                  ==========   =========   ============    ============   ============
         Shares used in basic per share
         calculation                                   7,460       8,441          8,680           8,787          8,969
                                                  ==========   =========   ============    ============   ============
         Diluted net earnings per share                $0.53       $0.35          $0.66           $0.37          $0.87
                                                  ==========   =========   ============    ============   ============
         Shares used in diluted per share
         calculation                                   7,926       9,027          9,382           9,626          9,558
                                                  ==========   =========   ============    ============   ============

                                                                             DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                     1994        1995          1996            1997           1998
                                                  -----------  ----------  -------------   -------------  -------------
                                                                            (IN THOUSANDS)
         Balance Sheet Data:
           Working capital (deficit)                ($9,766)      $3,513         $8,391         $14,154        $12,389
           Total assets                               41,840      53,096         63,052          62,745         91,289
           Long-term obligations,
             less current portion                      4,079       3,535          3,632           3,155          3,860
           Total stockholders' equity                  7,018      20,582         28,449          32,462         43,723


(1) Desktop products include those operating on Windows, DOS, Macintosh and OS/2 operating environments. Large system products include those operating on mainframes and minicomputers under proprietary operating systems, as well as UNIX platforms. Other products and services include training, consulting, publications sales and, in 1994 and 1995, advance royalties from Prentice Hall.

(2) Write-off principally of particular software assets capitalized more than two years prior to 1995, charges principally from the revaluation of some assets associated with SPSS' Macintosh and BMDP product lines in 1997 and write-off principally of software assets associated with SPSS' Unix and Open VMS products duplicated through the acquisitions of Surveycraft and Integral Solutions in 1998.

(3) Includes costs related to acquisitions accounted for as poolings-of-interests such as investment banking and other professional fees, employee severance and costs of closing excess office facilities and certain expenses associated with the closing of other acquisitions.

(4)      Includes costs relating to acquired in-process technology.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The original Statistical Package for the Social Sciences was introduced in 1969, and SPSS was incorporated in 1975. The first SPSS products were almost exclusively used by academic researchers working on mainframe systems. SPSS has subsequently transformed and enhanced its core product technology, broadened its customer base into the corporate and government sectors, significantly expanded its sales and marketing capabilities, acquired nine corporate entities and product offerings, and adapted its products to changing hardware and software technologies. SPSS software was adapted to minicomputers in the late 1970s and to desktop platforms, including high-end workstations and personal computers, in the mid-1980s. In June 1992, SPSS introduced its first windows-based graphical user interface product, SPSS for Windows, which it has since updated four times, and released versions for Macintosh computers and major UNIX/Motif platforms. Approximately 58% of 1998 revenues came from sales to customers in corporate settings, with another 24% in academic institutions and 18% in government agencies.

         In recent years SPSS has experienced a significant shift in the sources of its revenues. Between 1994 and 1998, desktop product license revenues increased from approximately 66% to 73% of total net revenues, while large system software license revenues declined from approximately 20% to 14%. Gross margins associated with SPSS' desktop products are slightly lower than those associated with its large system products. Shifts in the product mix may, as a result, cause fluctuations in gross margins. In addition, the portion of SPSS' net revenues derived from international operations varied between 48% and 53% between 1994 and 1998. Management expects these trends to continue in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations."

RESULTS OF OPERATIONS

         The following table shows select statement of income data as a percentage of net revenues for the years indicated.

                                                              YEAR-ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                    1994        1995         1996         1997        1998
                                                 -----------  ----------   ----------  -----------  ----------
          Net revenues:
            Desktop products                          66.1%       70.1%        72.5%        73.5%       72.9%
            Large System products                     19.8%       17.4%        16.0%        14.2%       14.2%
            Other products and services               14.1%       12.5%        11.5%        12.3%       12.9%
                                                 ----------   ---------    ---------   ----------   ---------
                Net revenues                         100.0%      100.0%       100.0%       100.0%      100.0%
          Cost of revenues                            10.8%       10.1%         9.8%         8.9%        8.3%
                                                 ----------   ---------    ---------   ----------   ---------
          Gross profit                                89.2%       89.9%        90.2%        91.1%       91.7%
                                                 ----------   ---------    ---------   ----------   ---------
          Operating expenses:
            Sales and marketing                       50.8%       51.2%        48.7%        48.9%       49.2%
            Product development                       14.5%       14.9%        16.0%        16.1%       16.9%
            General and administrative                11.7%       12.3%        11.9%        10.4%        7.0%
            Special general and                        1.2%        3.2%            -         5.1%        0.4%
          administrative charges
            Merger-related                             0.2%        0.6%         3.6%         3.9%        1.6%
            Acquired in-process technology             1.2%        0.4%            -         0.4%        2.9%
                                                 ----------   ---------    ---------   ----------   ---------
                Operating expenses                    79.6%       82.6%        80.2%        84.8%       78.0%
                                                 ----------   ---------    ---------   ----------   ---------
          Operating income                             9.6%        7.3%        10.0%         6.3%       13.7%
          Net interest income (expense)               (0.5%)       0.1%         0.3%         0.3%        0.2%
          Other income (expense)                      (0.2%)       0.1%        (0.1%)       (0.4%)      (0.2%)
                                                 ----------   ---------    ---------   ----------   ---------
          Income before income taxes                   8.9%        7.5%        10.2%         6.2%       13.7%
          Provision for income taxes                   3.3%        3.9%         3.9%         2.9%        6.8%
                                                 ----------   ---------    ---------   ----------   ---------

          Net income                                   5.6%        3.6%         6.3%         3.3%        6.9%
                                                 ==========   =========    =========   ==========   =========




COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1996, 1997 AND 1998.

Net Revenues. Net revenues increased from $99,621,000 in 1996 to $110,644,000 in 1997, an 11% increase from 1996 and to $121,387,000 in 1998, an increase of 10% from 1997. These increases were primarily due to an increase in desktop revenues of 13% in 1997 and 9% in 1998. Large system revenues decreased 2% in 1997 and increased 10% in 1998. The increase in desktop revenues reflected $47,721,000 in 1997 and $50,506,000 in 1998 of new revenues from licenses of SPSS for Windows. In addition, revenues from annual license renewals of desktop products increased by $3,027,000 in 1997 and $2,998,000 in 1998, primarily reflecting a $3,283,000 and $3,140,000 increase in annual license revenue for SPSS for Windows. The decrease in large system revenues in 1997 was primarily due to a decrease in international licenses and renewals and a decrease in BMDP revenue. The increase in large system revenues in 1998 was primarily due to new sales of SPSS software on mainframes and new sales of Quantime software. In 1997, revenues from other products and services increased by 19% due to an increase in revenues from training and consulting services and a 117% increase in revenues from publications and student products. Revenues from other products and services increased by 15% in 1998 due to strong growth in training and consulting revenues in the first three quarters of 1998. Revenues were adversely affected by foreign currency exchange rates for the three years described.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues increased from $9,738,000 in 1996 to $9,835,000 in 1997, to $10,048,000 in 1998. These costs increased 1% in 1997 due to higher sales levels and higher royalties paid to third parties and 2% in 1998 due to higher sales levels. As a percentage of net revenues, cost of revenues decreased from 10% in 1996, to 9% in 1997 to 8% in 1998.

Sales and Marketing. Sales and marketing expenses increased from $48,532,000 in 1996 to $54,086,000 in 1997 and to $59,731,000 in 1998, an increase of 11% in
1997 and 10% in 1998. These increases were due to expansion of the domestic and international sales and marketing organizations, increased salary, commission and payroll related expenses, increased media placement and promotional costs. Sales and marketing expenses were partially offset by the effects of changes in foreign currency exchange rates in 1997 and 1998. As a percentage of net revenues, sales and marketing expenses remained constant at 49%.

Product Development. Product development expenses increased from $15,972,000 in 1996 to $17,816,000 in 1997 and to $20,526,000 in 1998 (net of the effect of capitalized software development costs of $1,082,000 in 1996, $1,564,000 in 1997 and $1,933,000 in 1998) an increase of 12% in 1997 and an increase of 15% in 1998. In the same periods, SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,561,000 in 1996, $1,703,000 in 1997 and $1,892,000 in 1998. The increases in product development expenses were primarily due to staff increases, salary increases and recruiting fees. As a percentage of net revenues, product development expenses increased from 16% in 1996 and 1997 to 17% in 1998.

General and Administrative. General and administrative expenses decreased from $11,826,000 in 1996 to $11,578,000 in 1997 and to $8,508,000 in 1998, a decrease of 2% in 1997 and 27% in 1998. The decrease in 1997 and 1998 was primarily attributable to reduction in costs and personnel in the acquired Clear, Jandel, and Quantime entities. This expense decreased as a percentage of net revenues from 12% in 1996 to 10% in 1997 to 7% in 1998.

Special General and Administrative Charges. Special general and administrative charges related to the write-off of certain assets in connection with integration procedures associated with the acquisitions of DeltaGraph, Quantime and In2itive were $5,616,000 in 1997. SPSS evaluated the fair value of assets recorded through prior acquisitions and identified certain intangible assets which had no future value. The respective balances of these assets were written off during 1997. SPSS also re-evaluated the fair value of assets acquired through prior acquisitions and identified certain intangible assets which had a reduced future value. The respective balances of these assets were also written down during 1997. Special general and administrative charges were $445,000 in 1998 and represented the write-off of duplicate capitalized software development costs of platforms such as UNIX and Open VMS products as a result of the acquisitions of Surveycraft and Integral Solutions.

Merger-related. SPSS incurred merger-related costs of $3,636,000 in 1996 and $4,306,000 in 1997 related to acquisitions accounted for as pooling-of-interests, which costs include professional fees, employee severance payments, facility costs and various other expenses. SPSS incurred merger-related costs of $1,948,000 in 1998 related to acquisitions accounted for under the purchase method, which costs include employee sign-on bonuses, employee severance, facility costs, and various other expenses. Included in these costs is a charge for the consolidation of SPSS' United Kingdom facilities of $1,307,000 in 1997 and a recovery of $280,000 in 1998 when the plan was revised based on the acquisition of Integral Solutions. The United Kingdom facility consolidation plan was established to achieve cost efficiencies through the elimination of redundant facilities and includes accruals of

$526,000 for estimated lease charges, $286,000 for estimated property tax charges, $207,000 for the write-off of leasehold improvements and $8,000 for dilapidation charges.

Acquired In-Process Technology. Acquired in-process technology costs were $421,000 in 1997 and related to an acquisition of a software product from DeltaPoint. Acquired in-process technology costs were $3,552,000 in 1998 and related to the acquisitions of Surveycraft and Integral Solutions accounted for under the purchase method.

In November 1998, SPSS acquired all of the outstanding capital stock of Surveycraft, a major provider of market research software in the Pacific Rim. A portion of the purchase price was attributable to acquired in-process technology, as the development work associated with the project had not reached technological feasibility and was believed to have no alternative future use other than as market research software. SPSS carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using a discount rate of 18%. SPSS believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technology as it was estimated to be approximately 85% complete, both in terms of costs invested as of the acquisition date relative to completion costs and technical achievements. SPSS anticipates incurring approximately $50,000 of additional research and development costs over a short time frame with an anticipated completion date in 1999. In projecting the future revenue streams from the project, SPSS considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage which SPSS could provide to the Surveycraft products.

In December 1998, SPSS acquired all of the outstanding capital stock of Integral Solutions, a leading provider of data mining software. A portion of the purchase price was attributable to acquired in-process technology, as the development work associated with several projects had not reached technological feasibility and were believed to have no alternative future use other than as data mining tools. SPSS carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using discount rates ranging from 34% to 37% depending on the project and the market risks associated with each of the research and development projects and resulting products. Specific consideration was given to the stage of development of each research and development effort, which ranged from 23% to 82% complete, both in terms of costs invested as of the acquisition date relative to completion costs and technical achievements. SPSS anticipates incurring approximately $600,000 of additional research and development costs over a short time frame with anticipated completion dates throughout 1999. In projecting the future revenue streams from the projects, SPSS considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage which SPSS could provide to the Integral Solutions products.

Net Interest Income. Net interest income was $302,000 in 1996, $326,000 in 1997 and $274,000 in 1998 primarily due to interest earned on short-term investments. The decrease in 1998 was due to lower monthly cash balances throughout the year resulting from payments related to the Quantime and In2itive acquisitions.

Other Income (Expense). Other income (expense) consists mainly of foreign exchange transactions. These expense amounts were $134,000 in 1996, $488,000 in 1997 and $238,000 in 1998.

Provision for Income Taxes. The provision for income taxes consisted of $3,848,000 in 1996, $3,242,000 in 1997 and $8,335,000 in 1998. During 1996, the
provision for income taxes represented a tax rate of approximately 34%, excluding the effect of Japanese withholding taxes on monies transferred out of Japan in 1996 and the revaluation in allowances for deferred tax assets. During 1997, the provision for income taxes represented a tax rate of 44%, excluding the effect of Japanese withholding taxes on monies transferred out of Japan in 1997, and the non-deductibility of some Quantime expenses. During 1998, the provision for income taxes represented a tax rate of approximately 38%, excluding the effect of Japanese withholding taxes on monies transferred out of Japan in 1998, and certain expenses related to the Surveycraft and Integral Solutions acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         SPSS' long-term debt as of December 31, 1998 is a mortgage on property in the United Kingdom. As of December 31, 1998, SPSS held approximately $14,912,000 of cash and short term investments. Funds in 1997 and 1998 were used primarily for payments related to SPSS' acquisitions, as well as for capital expenditures including, new computer systems for use in internal product development and leasehold improvements and furnishings for SPSS' new office space in the Sears Tower in Chicago, Illinois.

         In May 1998, SPSS entered into a new loan agreement with American National Bank and Trust Company of Chicago to replace its existing agreement with Bank of America, N.T.S.A. Under the American National agreement, SPSS has an available $10,000,000 unsecured line of credit under a credit agreement with American National under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of December 31, 1998, SPSS had $9,000,000 in borrowings under the credit agreement. SPSS' agreement with American National requires SPSS to comply with specified financial ratios and tests, and, restricts SPSS' ability to:

      -  incur additional indebtedness;
      -  create liens on assets;
      -  make investments;
      - engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity;
      -  sell assets;
      -  engage in select transactions with affiliates; and
      - amend its organizational documents or make changes in its capital structure.

         Effective December 22, 1998, Integral Solutions had an overdraft facility of Pounds Sterling 100,000 available until November 30, 1999. Any amounts owing under the facility are repayable upon demand. If Integral Solutions borrows against the facility, interest will be charged at the Lloyds Bank Base Rate plus 2.5% per annum (Base Rate at December 31, 1998 was 8.75%). At December 31, 1998, the entire facility was unused.

         SPSS anticipates the amounts available from cash and cash equivalents on hand, under its line of credit, and cash flows generated from operations, will be sufficient to fund SPSS' operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms or at all.

         SPSS' capital expenditures, primarily for leasehold improvements and office furniture relating to the move to the Sears Tower, totaled approximately $10,100,000 in 1998 and are projected to total approximately $5,000,000 in 1999 and in 2000. Capital expenditures during 1998 included new computer systems for use in internal product development, leasehold improvements and furnishings for SPSS' move to the Sears Tower and expenditures made for the office move in France. Capital expenditures during 1999 will include new computers primarily for use in internal product development, and furnishings and other equipment related to the move of SPSS' facilities in Sweden. SPSS does not believe that the implementation of its business strategy will require substantial additional capital expenditures in comparison with historical levels of product development costs and other expenses.

INTERNATIONAL OPERATIONS

         Significant growth in SPSS' international operations also occurred from 1994 to 1998. Revenues from international operations comprised approximately 48% to 53% of total net revenues between 1994 and 1998. They were approximately 48% of total net revenues in 1998.

         Following the reorganization of its international operations in 1990, SPSS has maintained substantially the same telesales and direct response organization worldwide. The international sales organization uses more independent distributors than the domestic sales organization, primarily in countries without an SPSS sales office. Management believes the profit margins associated with SPSS' domestic and international operations are essentially the same.

         As international revenues increase, SPSS may experience additional foreign currency exchange risk. To mitigate these effects, SPSS hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies). SPSS does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on SPSS' consolidated net income. Accordingly, SPSS' reported revenues and net income have been and in the future may be affected by the changes in foreign exchange rates.


YEAR 2000

         Many computer systems and applications currently use two digits to define the applicable year. As a result, date-sensitive systems may recognize the year 2000 as 1900 or not at all, which could cause miscalculations or system failures. SPSS uses software and other related technologies throughout its business and also sells computer software that will be affected by the date change in the year 2000. The four areas where year 2000 issues may affect SPSS include:

     -   SPSS' information technology (IT) systems;
     -   SPSS non-IT systems;
     -   the computer software SPSS sells; and
     - third parties with material relationships with SPSS, such as vendors and suppliers.

         To address the year 2000 issue, SPSS assembled a committee of representatives from all divisions and operating areas in early 1998. An inventory of the readiness of all major IT and non-IT systems has been completed and SPSS is in the process of testing and replacing non-compliant systems. This process is expected to be completed by mid-1999. Likewise SPSS has been testing the software it sells to third parties. The year 2000 compliance of SPSS products is detailed at SPSS' Web Site at www.spss.com. Finally, SPSS has sent compliance question letters to all its major suppliers. Virtually all have responded and most of those responding signed the SPSS standard compliance letter, as SPSS requested. Those responding suppliers that did not sign the SPSS standard compliance letter instead provided their own year 2000 compliance materials. These materials have been forwarded to the appropriate members of SPSS' year 2000 committee for evaluation. Thus far, the SPSS year 2000 committee has not encountered any material issues. The SPSS year 2000 committee will be developing contingency plans in the event of year 2000 non-compliance and expects to have this completed by mid-1999.

         While SPSS' year 2000 readiness plans are underway, the consequences of non-compliance by SPSS, its major service providers, vendors or suppliers could have a material adverse effect on SPSS' operations. Although SPSS does not anticipate any major non-compliance issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of SPSS' year 2000 readiness plan.

         SPSS currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by its material third parties. Some of the possible consequences of non-compliance by SPSS or its material third party suppliers include:

      -  inability to efficiently contact customers to obtain orders;
      -  inability to get orders to fulfillment houses;
      -  inability to send product to customers; and
      -  invoice and collection errors.

         Given these risks, SPSS is developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 non-compliance. It is currently estimated that the aggregate cost of SPSS' year 2000 efforts will be approximately $1.25 million to $1.5 million, of which $750,000 has been incurred to date. These costs do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

         SPSS' year 2000 readiness plan is an ongoing process and the estimates of costs and completion dates for various components of the program as described above are subject to change.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

         SPSS' market risk disclosures pursuant to item 7A are not material and are therefore not required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           SPSS INC. AND SUBSIDIARIES


                                      INDEX


                                                                          PAGE

Independent Auditors' Report...........................................     33

Consolidated Balance Sheets as of December 31, 1997 and 1998...........     34

Consolidated Statements of Income for the years ended
    December 31, 1996, 1997 and 1998...................................     35

Consolidated Statements of Comprehensive Income for the years ended
    December 31, 1996, 1997 and 1998...................................     36

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1996, 1997 and 1998...................................     37

Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1997 and 1998...................................     38

Notes to Consolidated Financial Statements.............................     39

Financial Statement Schedule:

Schedule II    Valuation and qualifying accounts.......................     55


Schedules not filed
All schedules other than that indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
SPSS Inc.:

We have audited the consolidated financial statements of SPSS Inc. and subsidiaries (SPSS) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of SPSS' management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPSS Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/KPMG LLP

Chicago, Illinois
February 17, 1999

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,
                                                                                       -------------------------
                                                                                          1997         1998
                                                                                       -----------  ------------
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $      8,079 $      14,912
     Accounts receivable, net of allowances of  $1,714 in 1997 and $2,106 in 1998          27,872        33,825
     Inventories                                                                            2,520         2,871
     Deferred income tax assets, net                                                           --         2,183
     Prepaid expenses and other current assets                                              2,811         2,304
                                                                                       ----------   -----------
          Total current assets                                                             41,282        56,095
                                                                                       ----------   -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Land and building                                                                      1,700         1,721
     Furniture, fixtures, and office equipment                                              6,044         7,252
     Computer equipment and software                                                       18,032        23,068
     Leasehold improvements                                                                 2,627         6,434
                                                                                       ----------   -----------
                                                                                           28,403        38,475
     Less accumulated depreciation and amortization                                        18,974        22,783
                                                                                       ----------   -----------
Net equipment and leasehold improvements                                                    9,429        15,692
                                                                                       ----------   -----------
Capitalized software development costs, net of accumulated amortization                     6,703        10,658
Goodwill, net of accumulated amortization                                                   1,062         5,110
Deferred income taxes                                                                       2,588            --
Other assets                                                                                1,681         3,734
                                                                                       ----------   -----------
                                                                                     $     62,745 $      91,289
                                                                                       ==========   ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                   $         71 $       9,000
     Accounts payable                                                                       5,013         6,146
     Accrued royalties                                                                        482           571
     Accrued rent                                                                             428           847
     Other accrued liabilities                                                              9,912        10,431
     Income taxes and value added taxes payable                                             1,299         5,822
     Customer advances                                                                        208           579
     Deferred revenues                                                                      9,715        10,310
                                                                                       ----------   -----------

          Total current liabilities                                                        27,128        43,706
                                                                                       ----------   -----------

Deferred income taxes                                                                       1,936         2,638
Other non-current liabilities                                                               1,219         1,222

STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares authorized; 8,811,644 and
       9,029,326 shares issued and outstanding at December 31, 1997 and
       December 31, 1998, respectively                                                         88            90
     Additional paid-in capital                                                            44,313        47,054
     Accumulated other comprehensive income                                                (1,065)         (877)
     Accumulated deficit                                                                  (10,874)       (2,544)
                                                                                       ----------   -----------

          Total stockholders'  equity                                                      32,462        43,723
                                                                                       ----------   -----------
                                                                                     $     62,745 $      91,289
                                                                                       ==========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                  1996           1997             1998
                                                              -------------   ------------    -------------

         Net revenues:
            Desktop products                                $       72,185  $      81,340   $       88,506
            Large System products                                   15,951         15,687           17,289
            Other products and services                             11,485         13,617           15,592
                                                              ------------    -----------     ------------
         Net revenues                                               99,621        110,644          121,387
         Cost of revenues                                            9,738          9,835           10,048
                                                              ------------    -----------     ------------
         Gross profit                                               89,883        100,809          111,339
                                                              ------------    -----------     ------------

         Operating expenses:
            Sales and marketing                                     48,532         54,086           59,731
            Product development                                     15,972         17,816           20,526
            General and administrative                              11,826         11,578            8,508
            Special general and administrative charges             --               5,616              445
            Merger-related                                           3,636          4,306            1,948
            Acquired in-process technology                         --                 421            3,552
                                                              ------------    -----------     ------------
         Operating expenses                                         79,966         93,823           94,710
                                                              ------------    -----------     ------------

         Operating income                                            9,917          6,986           16,629
                                                              ------------    -----------     ------------
         Other income (expense):
            Interest income                                            498            530            1,024
            Interest expense                                          (196)          (204)            (750)
            Other                                                     (134)          (488)            (238)
                                                              ------------    -----------     ------------
         Other income (expense)                                        168           (162)              36
                                                              ------------    -----------     ------------

         Income  before income taxes                                10,085          6,824           16,665
         Income tax expense                                          3,848          3,242            8,335
                                                              ------------    -----------     ------------

         Net income                                         $        6,237  $       3,582   $        8,330
                                                              ============    ===========     ============

         Basic net income per share                         $         0.72  $        0.41   $         0.93
                                                              ============    ===========     ============

         Shares used in computing basic net
            income per share                                     8,680,145      8,787,403        8,969,131
                                                              ============    ===========     ============

         Diluted net income  per share                      $         0.66  $        0.37   $         0.87
                                                              ============    ===========     ============

         Shares used in computing diluted net
            income per share                                     9,381,984      9,626,114        9,557,955
                                                              ============    ===========     ============


        The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)





                                                                       YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                 1996            1997            1998
                                                             --------------  --------------  -------------

          Net income                                         $       6,237   $       3,582   $      8,330

          Other comprehensive income (loss):
               Foreign currency translation adjustment                 313            (687)           188
                                                             -------------   -------------   ------------

          Comprehensive income                               $       6,550   $       2,895   $      8,518
                                                             =============   =============   ============



        The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                      1996         1997         1998
                                                                   -----------  -----------  -----------
Common stock, $.01 par value:
   Balance at beginning of period                                $        86  $        87  $        88
   Issuance of 49,541 and 26,081 shares of common
    stock  in 1996 and 1997, respectively                                 --           --           --
Sale of 8,319, 11,256 and 18,663 shares of common
    stock to the Employee Stock Purchase Plan in
    1996, 1997 and 1998, respectively                                     --           --           --
   Exercise of stock options and other                                     1            1            2
                                                                   ---------    ---------    ---------
   Balance at end of period                                      $        87  $        88  $        90
                                                                   ---------    ---------    ---------

Additional paid-in capital:
   Balance at beginning of period                                $    41,627  $    43,196  $    44,313
   Issuance of 49,541 and 26,081 shares of common
    stock  in 1996 and 1997, respectively                                547          322           --
   Sale of 8,319, 11,256 and 18,663 shares of common
     stock to the Employee Stock Purchase Plan
     in 1996, 1997 and 1998, respectively                                184          297          410
   Exercise of  stock options and other                                  326          148        1,323
   Income tax benefit related to stock options                           358          350        1,008
   Undistributed earnings related to business combination                154           --           --
                                                                   ---------    ---------    ---------
   Balance at end of period                                      $    43,196  $    44,313  $    47,054
                                                                   ---------    ---------    ---------

Accumulated other comprehensive income:
   Balance at beginning of period                                $      (691) $      (378) $    (1,065)
   Translation adjustment                                                313         (687)         188
                                                                   ---------    ---------    ---------
   Balance at end of period                                      $      (378) $    (1,065) $      (877)
                                                                   ---------    ---------    ---------

Accumulated deficit:
   Balance at beginning of period                                $   (20,440) $   (14,456) $   (10,874)
   Net income                                                          6,237        3,582        8,330
   Undistributed earnings related to business combination               (154)          --           --
   Dividends declared                                                    (99)          --           --
                                                                   ---------    ---------    ---------
   Balance at end of period                                      $   (14,456) $   (10,874) $    (2,544)
                                                                   ---------    ---------    ---------

Total stockholders' equity                                       $    28,449  $    32,462  $    43,723
                                                                   =========    =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                     1996          1997          1998
                                                                  ------------  ------------  -----------

          Cash flows from operating activities:
              Net income                                        $      6,237  $      3,582  $     8,330
              Adjustments to reconcile net income to net cash
                provided by operating activities:
                    Depreciation and amortization                      5,465         6,731        6,743
                    Deferred income taxes                             (1,020)       (1,629)        (545)
                    Write-off of software development costs
                       and other assets                                   --         3,862          445
                    Write-off of acquired in-process technology           --           421        3,552
                    Changes in assets and liabilities, net of
                       effects of acquisitions:
                       Accounts receivable                            (4,276)       (6,276)      (5,107)
                       Inventories                                      (256)         (376)        (164)
                       Accounts payable                                  316           541          964
                       Accrued royalties                                  24           (38)          89
                       Accrued expenses                                  360        (1,671)      (1,494)
                       Accrued income taxes                               94        (2,632)       4,382
                       Other                                             698        (1,621)         558
                                                                  ----------    ----------    ---------

          Net cash provided by operating activities                    7,642           894       17,753
                                                                  ----------    ----------    ---------

          Cash flows from investing activities:
               Capital expenditures, net                              (4,405)       (2,698)     (10,118)
               Capitalized software development costs                 (1,758)       (3,791)      (4,070)
               Net payments related to acquisitions                     (418)       (1,006)      (8,404)
                                                                  ----------    ----------    ---------

          Net cash used in investing activities                       (6,581)       (7,495)     (22,592)
                                                                  ----------    ----------    ---------

          Cash flows from financing activities:
               Net (repayments) borrowings under
               line-of-credit agreements                                 (75)           71        8,929
               Proceeds from issuance of common stock                  1,058           768        1,735
               Income tax benefit from stock options exercised           358           350        1,008
               Other                                                     (99)           --           --
                                                                  ----------    ----------    ---------

          Net cash  provided by financing activities                   1,242         1,189       11,672
                                                                  ----------    ----------    ---------

          Net change in cash and cash equivalents                      2,303        (5,412)       6,833
          Cash and cash equivalents at beginning of period            11,188        13,491        8,079
                                                                  ----------    ----------    ---------
          Cash and cash equivalents at end of period            $     13,491  $      8,079  $    14,912
                                                                  ==========    ==========    =========

          Supplemental disclosures of cash flow information:
               Interest paid                                    $        189  $        209  $       195
               Income taxes paid                                       3,477         7,063        5,612
                                                                  ==========    ==========    =========




        The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  Description of Business

         SPSS Inc. ("SPSS") develops, markets, and supports statistical software products and services that enable the effective use of marketplace and enterprise data in decision making. The primary users of SPSS' software are managers and data analysts in corporate settings, governmental and academic institutions. SPSS markets its products and services worldwide.

         (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of SPSS Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         (c)  Use of Estimates

         Management of SPSS has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         (d)  Software Revenue Recognition

         SPSS recognizes revenue from Desktop product licenses, net of an allowance for estimated returns and cancellations, at the time the software is delivered. Revenue from Large System product license agreements is recognized upon contract execution, product delivery, and customer acceptance.

         Revenue from postcontract customer support (PCS or maintenance) agreements, including PCS bundled with Desktop product and Large System product licenses, is recognized ratably over the term of the related PCS agreements. Some Desktop product licenses include commitments for insignificant obligations, such as technical and other support, for which an accrual is provided.

         Revenue from consulting, publications, and other items included in other revenue is recognized as the related products or services are delivered or rendered.

         On January 1, 1998 SPSS adopted AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, which specifies the criteria that must be met prior to SPSS recognizing revenues from software sales. The adoption of SOP 97-2 in 1998 has not had a material impact on SPSS' financial position or results of operations.

         (e)  Software Development Costs

         Software development costs incurred by SPSS in connection with SPSS' long-term development projects are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SPSS has not capitalized software development costs relating to development projects where the net realizable value is of short duration, as the effect would be immaterial. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value.

         (f)  Earnings per Share

         In the fourth quarter of 1997, SPSS adopted SFAS No. 128, Earnings Per Share, which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------------
                                                                            1996                 1997                 1998
                                                                    -----------------    ------------------     ---------------
BASIC EPS
Income Available to Common Shareholders                              $      6,237,000     $      3,582,000      $     8,330,000

Weighted-Average Number of Common Shares Outstanding                        8,680,145            8,787,403            8,969,131

Basic EPS                                                            $           0.72     $           0.41      $          0.93
                                                                       ==============      ===============       ==============

DILUTED EPS                                                                                                                   .

Income Available to Common Shareholders                              $      6,237,000     $      3,582,000      $     8,330,000

Weighted-Average Number of Common Shares Outstanding                        8,680,145            8,787,403            8,969,131

Effect of dilutive securities:
  Employee and director stock options                                         701,839              838,711              588,824
                                                                       --------------      ---------------       --------------

Weighted-Average Number of Common Shares and
  Common Share Options that would be issued upon exercise                   9,381,984            9,626,114            9,557,955
                                                                       --------------      ---------------       --------------

Diluted EPS                                                          $           0.66     $           0.37      $          0.87

Anti-dilutive shares                                                                -                2,163              191,014
                                                                       ==============      ===============       ==============

         (g)  Depreciation and Amortization

         Depreciation of buildings is provided over thirty years on a straight-line method. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to eight years. Leasehold improvements are amortized on the straight-line method over the remaining terms of the respective leases. Capitalized software costs are amortized on a straight-line method over three to five years based upon the expected life of each product. This method results in greater amortization than the method based upon the ratio of current year gross product revenue to current and anticipated future gross product revenue.

         As of January 1, 1998, SPSS adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During 1998, SPSS capitalized $873,000 and amortized $6,000 of internal-use computer software.

         (h) Income Taxes

         SPSS follows SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (i)  Stock Option Plans

         Prior to January 1, 1996, SPSS accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying shares exceeded the exercise price. On January 1, 1996, SPSS adopted SFAS No. 123 Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. SPSS has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (j)  Inventories

         Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         (k)  Goodwill

         The excess of the cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 10 to 15 years. During 1997, certain goodwill assets were revalued and a $905,000 write-off resulted. Accumulated amortization was $628,000 and $793,000 as of December 31, 1997 and 1998, respectively.

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

         (o)  Long-Lived Assets

         Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated. Impairment is measured by comparing the carrying value to the estimated and undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. SPSS has determined that as of December 31, 1998, there has been no impairment in the carrying values of the long-lived assets.

         (p)  Reclassifications

         Where appropriate, some items relating to the prior years have been reclassified to conform to the presentation in the current year.

(2)      DOMESTIC AND FOREIGN OPERATIONS

         The net assets, net revenues and net earnings of international subsidiaries as of and for the years ended December 31, 1996, 1997 and 1998 included in the consolidated financial statements are summarized as follows:

                                                                            DECEMBER 31,
                                                      --------------------------------------------------------
                                                           1996                 1997                 1998
                                                      ----------------     ----------------    ---------------
           Working capital (deficit)                $      (2,999,000)    $       (334,000)    $     7,752,000
                                                      ===============      ===============     ===============
           Excess of noncurrent assets over
             noncurrent liabilities                 $       6,487,000     $      3,353,000    $      3,468,000
                                                      ===============      ===============     ===============
           Net revenues                             $      52,493,000     $     55,092,000    $     58,602,000
                                                      ===============      ===============     ===============
           Net earnings (loss)                      $       1,626,000     $       (860,000)   $      7,017,000
                                                      ===============      ===============     ===============



         Net revenues(1) per geographic region are summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                    1996                    1997                    1998
                                             -------------------     -------------------     -------------------

             United States                   $       47,128,000      $       55,552,000       $      62,785,000
             United Kingdom                          17,197,000              18,853,000              22,499,000
             The Netherlands                          9,076,000              10,880,000              11,978,000
             Japan                                    9,689,000               9,621,000               9,750,000
             Germany                                  8,180,000               7,587,000               7,651,000
             Other                                    8,351,000               8,151,000               6,724,000
                                             ------------------      ------------------       -----------------
                                             $       99,621,000      $      110,644,000       $     121,387,000
                                             ==================      ==================       =================


(1)      Revenues are attributed to countries based on point-of-sale.

         Long-lived assets per geographic region are summarized as follows:


                                                                        DECEMBER 31,
                                             -------------------------------------------------------------------
                                                    1996                    1997                    1998
                                             -------------------     -------------------     -------------------

             United States                   $       16,224,000      $       17,248,000       $      30,880,000
             United Kingdom                           5,316,000               2,212,000               2,122,000
             The Netherlands                            619,000                 448,000                 318,000
             Japan                                      940,000                 978,000               1,049,000
             Germany                                    314,000                 274,000                 269,000
             Other                                      277,000                 303,000                 556,000
                                             ------------------      ------------------       -----------------
                                             $       23,690,000      $       21,463,000       $      35,194,000
                                             ==================      ==================       =================

(3)       SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

         Activity in capitalized software is summarized as follows:


                                                                                DECEMBER 31,
                                                          ---------------------------------------------------------
                                                               1996                 1997                1998
                                                          ----------------     ---------------     ----------------
             Balance, net - beginning of year                  $6,839,000          $7,036,000           $6,703,000
             Additions                                          1,587,000           3,191,000            5,500,000
             Product translations                                 203,000           1,210,000              792,000
             Write-down to net realizable value                   (32,000)         (3,031,000)            (445,000)
             Amortization expense charged to
                cost of revenues                               (1,561,000)         (1,703,000)          (1,892,000)
                                                          ----------------     ---------------     ----------------
             Balance, net - end of year                        $7,036,000          $6,703,000          $10,658,000
                                                          ================     ===============     ================




         The components of net capitalized software are summarized as follows:


                                                                        DECEMBER 31,
                                                             ------------------------------------
                                                                  1997                 1998
                                                             ----------------     ---------------
          Product translations                             $       1,687,000    $      1,883,000
          Acquired software technology                             1,567,000           4,310,000
          Capitalized software development costs                   3,449,000           4,465,000
                                                             ---------------      --------------
          Balance, net -- end of year                      $       6,703,000    $     10,658,000
                                                             ===============      ==============



         Total software development costs, including amounts expensed as incurred, amounted to approximately $17,762,000, $21,607,000 and $24,596,000, for the years ended December 31, 1996, 1997 and 1998, respectively.

         Included in acquired software technology at December 31, 1997 and 1998 is $164,000 and $126,000 of technology resulting from the purchase of the DeltaGraph product. (See Note 4)

         Included in acquired software technology at December 31, 1998 is $202,000 and $2,020,000 of technology resulting from the purchase of Surveycraft Pty Ltd. and Integral Solutions Ltd., respectively. (See Note 4)

(4)       ACQUISITIONS

         As of December 29, 1995, SPSS acquired substantially all of the assets of one of its competitors, BMDP Statistical Software, Inc. ("BMDP"), for $850,000 in cash to BMDP and non-competition payments to the principal shareholder of BMDP. In addition, SPSS agreed to assume approximately $1,400,000 of BMDP's liabilities, consisting of telephone equipment and office machine lease obligations, accounts payable and advertising fees, accrued employment-related expenses, professional fees, and bank loan and line of credit facilities. The BMDP acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. The $301,000 excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill. During 1996 some assumed liabilities were revalued, and consequently BMDP goodwill was increased to $542,000. During 1997, BMDP goodwill was written off since the value of future benefit from BMDP products was determined to be minimal.

         In September 1996, SPSS acquired all of the outstanding capital stock of Clear Software, Inc. ("Clear"), a developer and marketer of process management, analysis and documentation software products, in exchange for 183,833 shares of Common Stock. The merger with Clear was accounted for as a pooling of interests and, accordingly, the financial statements have been restated as if SPSS and Clear had been combined for all periods presented.

         In November 1996, SPSS acquired all of the outstanding capital stock of Jandel Corporation and Subsidiary ("Jandel"), a developer and marketer of graphical and statistical software products used mainly in scientific applications, in exchange for 339,427 shares of Common Stock. The merger with Jandel was accounted for as a pooling of interests and, accordingly, the financial statements have been restated as if SPSS and Jandel had been combined for all periods presented.

         In May 1997, SPSS purchased all of DeltaPoint Inc.'s assets primarily relating to and comprising DeltaGraph computer software products for $910,000. The transaction was accounted for as an asset purchase, and, accordingly the acquired assets were recorded at their estimated fair market values. The $8,000 excess of the purchase price over the fair market values of the assets was recorded as goodwill.

         In September 1997, SPSS acquired approximately 97% of the outstanding shares of capital stock of Quantime Limited ("Quantime"), a corporation organized under the laws of England, in exchange for 863,049 shares of Common Stock. In November 1997, SPSS acquired the remaining shares of capital stock of Quantime in exchange for 28,175 shares of Common Stock. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if SPSS and Quantime had been combined for all periods presented. Quantime is a developer of market research products.

         In November 1997, SPSS acquired the outstanding shares of capital stock of In2itive Technologies A/S ("In2itive"), a corporation organized under the laws of Denmark, in exchange for 140,727 shares of Common Stock in a merger accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if SPSS and In2itive had been combined for all periods presented. In2itive is a computer software company specializing in market research software. SPSS will continue to operate the In2itive business principally from the In2itive headquarters in Copenhagen, Denmark.

         In November 1998, SPSS acquired all of the outstanding shares of capital stock of Surveycraft for an aggregate purchase price of approximately $1,700,000. The Surveycraft acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. In the fourth quarter of 1998, SPSS recorded charges of approximately $863,000 representing a one-time write-off of acquired in-process technology and other merger-related costs. Surveycraft is a computer software company specializing in market research software. SPSS will consolidate the Surveycraft business into its Australia and Cincinnati offices.

         On December 31, 1998, SPSS acquired all of the outstanding shares of capital stock of Integral Solutions Limited ("Integral Solutions"), a corporation incorporated under the laws of England, from the shareholders of Integral Solutions (the "Shareholders"). The stock purchase occurred pursuant to the Stock Purchase Agreement between SPSS and the Shareholders in the United Kingdom (the "Agreement") dated as of December 31, 1998. SPSS acquired Integral Solutions from the Shareholders for approximately $7,000,000 plus some Contingent Payments (as defined in the Agreement) of up to approximately $7,000,000 based on future results of the acquired business (the "Purchase Price"). The amount of these payments was not determinable at December 31, 1998. Additional payments will be recorded as an adjustment to purchase price in the periods in which such payments are determinable. The Integral Solutions acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. In the fourth quarter of 1998, SPSS recorded charges of approximately $5,053,000 representing a one-time write-off of acquired in-process technology and other merger-related costs. Integral Solutions is a leading full-service data mining company, supplying consultancy and training. SPSS will consolidate operations of the Integral Solutions business with other SPSS offices in the United Kingdom.

         The following summary presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the year ended December 31, 1998.

                                                    ACQUIRED
                                    PURCHASED      IN-PROCESS                                   PURCHASE
               COMPANY NAME         SOFTWARE       TECHNOLOGY      GOODWILL        OTHER        PRICE (1)
               ------------         ---------      ----------      --------        -----        ---------
           Surveycraft              $   202,000      $   312,000    $1,974,000    $  533,000    $ 3,021,000
           Integral Solutions         2,020,000        3,240,000     2,239,000     1,741,000      9,240,000
                                    -----------      -----------    ----------    ----------    -----------
                                    $ 2,222,000      $ 3,552,000    $4,213,000    $2,274,000    $12,261,000
                                    ===========      ===========    ==========    ==========    ===========

-------------------

         (1) Purchase price included costs associated with the acquisition and acquired deferred tax liabilities.

         The following unaudited pro forma summary presents SPSS' results of operations as if the acquisitions of Surveycraft and Integral Solutions had occurred at the beginning of each period. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of the beginning of each period presented, or of results that may occur in the future.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                   ------------------------------------------
                                                         1997                    1998
                                                   ------------------      ------------------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
               Revenues                                      115,307                 126,214
               Net income                                      2,481                   7,575
               Net income per share                             0.26                    0.79

         SPSS incurred significant costs and expenses in connection with these acquisitions, including professional fees, employees' severance and various other expenses. Such expenses were recorded as part of the purchase price in connection with the Surveycraft and Integral Solutions acquisitions accounted for as purchases.

 (5)     COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

         The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 1998:

             YEAR ENDING DECEMBER 31,                        AMOUNT
             ------------------------                 -------------------
             1999                                           $   4,016,000
             2000                                               3,471,000
             2001                                               2,993,000
             2002                                               2,625,000
             2003                                               2,360,000
             Thereafter                                        19,704,000
                                                      -------------------
                                                            $  35,169,000
                                                      ===================



         Rent expense related to operating leases was approximately $4,109,000, $4,631,000 and $5,166,000 during the years ended December 31, 1996, 1997, and 1998, respectively.

         LITIGATION

         SPSS is subject to some legal proceedings and claims that have arisen in the ordinary course of business and have not been adjudicated. Management currently believes the ultimate outcome of these matters will not have a material adverse effect on SPSS' results of operations or financial position.


 (6)     OTHER NON-CURRENT LIABILITIES

         SPSS has a mortgage on its freehold property which houses the Quantime offices in London, England. The mortgage is held by Norwich Union Investment Management of Norwich, England and is a fixed 12.04%, 30-year mortgage expiring in January 2010. The annual principal and interest payments total British Pounds Sterling (GBP) 109,692 (approximately $182,000). The current portion of this debt is GBP 29,453 (approximately $49,000).

 (7)      FINANCING ARRANGEMENTS

         Effective March 14, 1997, SPSS amended its $5,000,000 unsecured 364-day revolving credit facility available for advances pursuant to a definitive credit agreement. SPSS pays a facility fee of 0.25% on the unused portion of the facility. If SPSS does borrow against the facility, interest will be charged at the Bank of America reference rate. At December 31, 1997, the entire $5,000,000 of the line of credit was unused.

         In May 1998, SPSS entered into a new loan agreement with American National Bank and Trust Company of Chicago ("American National") to replace its existing agreement with Bank of America, N.T.S.A. Under the Agreement, SPSS has an available $10,000,000 unsecured line of credit under a Credit Agreement with American National under which borrowings bear interest at either the prime interest rate (7.75% at December 31, 1998) or the Eurodollar Rate, depending on the circumstances. As of December 31, 1998, SPSS had $9,000,000 in borrowings under the Credit Agreement.

         Effective December 22, 1998, Integral Solutions had an overdraft facility of GBP 100,000 available until November 30, 1999. Any amounts owing under the facility are repayable upon demand. If Integral Solutions does borrow against the facility, interest will be charged at the Lloyds Bank Base Rate plus 2.5% per annum (Base Rate at December 31, 1998 was 8.75%). At December 31, 1998 the entire facility was unused.

 (8)       OTHER INCOME (EXPENSE)

         Other income (expense) consists of the following:

                                                                         YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                              1996                1997                 1998
                                                         ---------------     ----------------     ---------------

             Interest income                           $       498,000     $        530,000     $      1,024,000
             Interest expense                                 (196,000)            (204,000)            (750,000)
             Exchange (loss) on foreign currency
                transactions                                   (66,000)            (488,000)            (238,000)
             Other                                             (68,000)                  --                   --
                                                         -------------       --------------       --------------
             Total other income (expense)              $       168,000     $       (162,000)    $         36,000
                                                         =============       ==============       ==============


 (9)       INCOME TAXES

         Income before income tax consists of the following:

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                               1996                1997                 1998
                                          ---------------     ----------------     ---------------
          Domestic                      $      7,079,000    $       6,460,000    $       5,073,000
          Foreign                              3,006,000              364,000           11,592,000
                                          --------------      ---------------     ----------------
                                        $     10,085,000    $       6,824,000    $      16,665,000
                                          ==============      ===============     ================

         Income tax expense consists of the following:

                                                     CURRENT           DEFERRED            TOTAL
                                                  --------------     --------------    --------------
           Year ended December 31, 1996
                U.S. Federal                    $     2,296,000    $     (837,000)   $     1,459,000
                State                                   792,000          (178,000)           614,000
                Foreign                               1,798,000           (23,000)         1,775,000
                                                  -------------      ------------     --------------

                                                $     4,886,000    $   (1,038,000)   $     3,848,000
                                                  =============      ============      =============

           Year ended December 31, 1997
                U.S. Federal                    $     2,041,000    $     (546,000)   $     1,495,000
                State                                   623,000           (74,000)           549,000
                Foreign                               2,207,000        (1,009,000)         1,198,000
                                                  -------------      ------------     --------------

                                                $     4,871,000    $   (1,629,000)   $     3,242,000
                                                  =============      ============      =============

           Year ended December 31, 1998
                U.S. Federal                    $     3,970,000    $   (1,140,000)   $     2,830,000
                State                                   873,000          (161,000)           712,000
                Foreign                               4,037,000           756,000          4,793,000
                                                  -------------      ------------     --------------

                                                $     8,880,000    $     (545,000)   $     8,335,000
                                                  =============      ============      =============


         For the years ended December 31, 1996, 1997 and 1998, the reconciliation of statutory to effective income taxes is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                          1996                1997                 1998
                                                     ---------------     ----------------     ----------------
      Income taxes using the Federal
        statutory rate of 34%                      $      3,429,000    $       2,320,000    $       5,666,000

      State income taxes, net of Federal tax
        benefit                                             404,000              362,000              470,000
      Change in valuation allowance                        (513,000)          (1,256,000)                   -
      Foreign taxes at net rates different
        from U.S. Federal rates                             379,000            1,096,000              524,000
      Foreign tax credit                                   (372,000)            (273,000)            (642,000)

      Nondeductible write-off of in-process
         research and development                                 -                    -            1,208,000
      Acquisition costs                                     440,000              592,000              785,000
      Other, net                                             81,000              401,000              324,000
                                                     --------------      ---------------      ---------------
                                                   $      3,848,000     $      3,242,000      $     8,335,000
                                                     ==============      ===============      ===============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1998, are presented below:

                                                                                                1997              1998
                                                                                           ---------------   ---------------
      Deferred tax assets:
           Accounts receivable principally due to allowance for doubtful accounts        $        165,000  $        431,000
           Inventories, principally due to additional costs inventoried for tax
               pursuant to the Tax Reform Act of 1986                                              46,000           103,000
           Compensated absences, principally due to accrual for financial reporting                79,000           223,000
           Research and experimentation credit carryforwards                                      523,000           491,000
           Deferred rent                                                                          119,000           455,000
           Plant and equipment, principally due to differences in depreciation and
              capitalized interest                                                                226,000           583,000
           Deferred revenues                                                                    1,166,000         1,865,000
           Foreign currency loss                                                                  171,000           107,000
           Acquisition-related items                                                              785,000         1,953,000
           State deferred tax asset                                                               838,000                 -
           U.S. net operating loss carryforwards                                                  160,000           231,000
           Non-U.S. net operating loss carryforwards                                            1,848,000         1,092,000
           Other                                                                                   99,000           149,000
                                                                                           --------------     -------------

      Total gross deferred tax assets                                                           6,225,000         7,683,000
      Less valuation allowance                                                                 (3,637,000)       (3,637,000)
                                                                                           --------------     -------------

      Net deferred tax assets                                                                   2,588,000         4,046,000
                                                                                           --------------     -------------

      Deferred tax liabilities:
           Capitalized software costs                                                           1,364,000         2,826,000
           Acquisition-related items                                                                    -         1,675,000
           State deferred tax liability                                                           436,000                 -
           Other                                                                                  136,000                 -
                                                                                           --------------     --------------

      Net deferred tax asset (liability)                                                 $        652,000  $       (455,000)
                                                                                           ==============    ==============


         During the year ended December 31, 1998, SPSS established $1,652,000 of deferred tax liabilities as a result of corporate acquisitions.

         The valuation allowance decreased $513,000 and $1,256,000 in 1996 and 1997, respectively and remained unchanged in 1998.

         As of December 31, 1998, Jandel had net operating loss carryforwards of approximately $595,000 for Federal purposes, expiring in the year 2010. Due to the merger with SPSS, Jandel's ability to utilize net operating loss carryforwards may be affected.

         As of December 31, 1998, In2itive had a Denmark net operating loss carryforward of approximately $3,355,000, which begins to expire in 2000.

         As of December 31, 1998, SPSS had a Federal research and experimentation credit carryforward of approximately $491,000 which begins to expire in 1999.

(10)      EMPLOYEE BENEFIT PLANS

          Effective February 1, 1995, SPSS amended its 401(k) savings plan. Qualified employees may participate in the savings plan by contributing up to the lesser of 15% of eligible compensation or $9,240 in a calendar year. SPSS does not make any kind of matching contribution.

          In 1993, SPSS implemented an employee stock purchase plan. The SPSS purchase plan provides that eligible employees may contribute up to 10% of their base salary per quarter towards the quarterly purchase of SPSS common stock. The employee's purchase price is 85% of the fair market value of the stock at the close of the first business day after the quarterly offering period. The total number of shares issuable under the purchase plan is 100,000. During 1996, 8,319 shares were issued under the purchase plan at market prices ranging from $18.3125 to $28.00. During 1997, 11,256 shares were issued under the purchase plan at market prices ranging from $24.25 to $29.875. During 1998, 18,663 shares were issued under the purchase plan at market prices ranging from $19.25 to $23.75. SPSS recorded $29,000, $47,000 and $54,000 in compensation expense related to the purchase of these shares in 1996, 1997 and 1998, respectively.

(11)       RESEARCH AND DEVELOPMENT LIMITED PARTNERSHIPS

         SPSS entered into agreements with limited partnerships in 1981, 1982 and 1985 to perform research and development for new and existing computer software. Certain of the general and limited partners of these partnerships are officers of SPSS and under these agreements, SPSS incurred royalty expense to the partnerships of $349,000, $319,000 and $235,000, for the years ended December 31, 1996, 1997 and 1998.

(12)       STOCK OPTIONS

         On January 16, 1992, SPSS adopted a Stock Option Plan for some key employees. Options vest either immediately or over a four-year period. In September 1994, SPSS granted options to purchase 150,000 shares of common stock to the principal owners of SYSTAT. In addition, in June 1995, the stockholders of SPSS adopted the 1995 Equity Incentive Plan which authorizes the Board of Directors, under some conditions, to grant stock options and shares of restricted stock to directors, officers, other key executives, employees and independent contractors.

         SPSS applies APB Opinion No. 25 and related interpretations in accounting for its plans. All options under the plans have been granted at exercise prices not less than the market value at the date of the grant. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for SPSS' stock option plans been determined consistent with SFAS No. 123, SPSS' net income available to stockholders would have been decreased to the pro forma amounts indicated below:

                                         1996                 1997                1998
                                  ----------------     ----------------     ----------------
          Net income:
              As reported         $      6,237,000     $      3,582,000     $      8,330,000
              Pro forma                  5,547,000            2,616,000            6,016,000

          Net earnings per share:
              Basic as reported               0.72                 0.41                 0.93
              Basic pro forma                 0.64                 0.30                 0.67

              Diluted as reported             0.66                 0.37                 0.87
              Diluted pro forma               0.59                 0.27                 0.63


         Under the stock option plans, the exercise price of each option equals the market value of SPSS' stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996, 1997 and 1998, respectively; no expected dividend yield; expected volatility of 25 percent; risk free interest rates of 6.53%, 5.57% and 5.30% and expected lives of 8 years. Additional information regarding options is as follows:

                                     1996                              1997                           1998
                              -------------------------------   -------------------------------     ---------------------------
                                                  WEIGHTED                          WEIGHTED                        WEIGHTED
                                                  AVERAGE                            AVERAGE                         AVERAGE
                                                  EXERCISE                          EXERCISE                        EXERCISE
                                  OPTIONS          PRICE              OPTIONS         PRICE           OPTIONS         PRICE
                              ----------------  -------------       -------------  ------------     -------------  ------------
Outstanding at beginning
   of year                          1,106,869     $     7.02        $  1,379,076   $     10.39      $  1,699,106   $     13.99

     Granted                          406,621          21.04             392,500         28.15           413,500         21.36

     Forfeited                        (14,702)         11.88             (29,990)        21.28           (52,494)        26.21

     Exercised                       (119,712)          8.23             (42,480)         3.65          (199,019)         6.66
                              ----------------  -------------       -------------  ------------     -------------  ------------

Outstanding at end of year          1,379,076          10.39           1,699,106         13.99         1,861,093         16.43

Options exercisable at
   year end                           722,029           5.23             984,115         12.58         1,115,749         12.21




         The weighted average fair value of options granted during 1996, 1997 and 1998 was $19.16, $28.15 and $21.36, respectively.

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                                          WEIGHTED
                                                          AVERAGE          WEIGHTED                          WEIGHTED
                                                         REMAINING         AVERAGE                           AVERAGE
                                         OPTIONS        CONTRACTUAL        EXERCISE         OPTIONS          EXERCISE
         RANGE OF EXERCISE PRICES      OUTSTANDING          LIFE            PRICE         EXERCISABLE         PRICE
       -----------------------------   -------------    -------------    -------------   --------------    -------------

       $           1.05                     304,909             2.71      $      1.05          304,909     $    1.05

                8.00-9.125                  175,882             5.04             8.60          175,882          8.60

              12.875-15.375                 494,271             6.67            14.07          411,527         13.95

               19.25-29.00                  886,031             8.67            24.59          223,431         27.08
                                       ------------     ------------      -----------    -------------     ---------
                                          1,861,093             6.82      $     16.43        1,115,749     $   12.21

(13)       UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following is a summary of the unaudited interim results of operations for each of the quarters ended in 1997 and 1998.

                                  MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                                    1997        1997        1997        1997        1998        1998        1998        1998
                                  ---------   ---------   ---------   ---------   ---------   ---------   --------    --------
Net revenues:
  Desktop products                  $19,851     $19,834     $19,836     $21,819     $20,615     $21,544    $21,328     $25,019
  Large System products               4,327       3,564       3,630       4,166       4,300       3,692      3,981       5,316
  Other products and services         3,134       3,328       3,180       3,975       3,585       3,922      4,302       3,783
                                   ---------   ---------   ---------   ---------   ---------   ---------   --------    --------
      Net revenues                   27,312      26,726      26,646      29,960      28,500      29,158     29,611      34,118
Cost of revenues                      2,589       2,426       2,252       2,568       2,435       2,574      2,516       2,523
                                   ---------   ---------   ---------   ---------   ---------   ---------   --------    --------
Gross profit                         24,723      24,300      24,394      27,392      26,065      26,584     27,095      31,595
                                   ---------   ---------   ---------   ---------   ---------   ---------   --------    --------
Operating expenses:
  Sales and marketing                12,682      13,613      13,040      14,751      14,281      15,259     14,108      16,083
  Product development                 4,345       4,251       4,713       4,507       4,954       4,787      5,334       5,451
  General and administrative          3,266       3,203       3,078       2,031       1,785       2,221      2,620       1,882
  Special general and                     -           -       5,555          61           -           -          -         445
    administrative (a)
  Merger-related (b)                      -         644       2,911         751           -           -          -       1,948
  Acquired in-process                     -         421           -           -           -           -          -       3,552
    technology (c)
                                   ---------   ---------   ---------   ---------   ---------   ---------   --------    --------
      Operating expenses             20,293      22,132      29,297      22,101      21,020      22,267     22,062      29,361
                                   ---------   ---------   ---------   ---------   ---------   ---------   --------    --------
Operating income                      4,430       2,168      (4,903)      5,291       5,045       4,317      5,033       2,234
Net interest income                     109         101          16         100          28          59         85         102
Other income (expenses)                 (22)          6        (100)       (372)       (162)        (37)       153        (192)
                                   ---------   ---------   ---------   ---------   ---------   ---------   --------    --------
Income (loss) before income           4,517       2,275     (4,987)       5,019       4,911       4,339      5,271       2,144
  taxes
Income tax expense (benefit)          1,603         998       (965)       1,606       1,685       1,488      1,807       3,355
                                   ---------   ---------   ---------   ---------   ---------   ---------   --------    --------
Net income (loss)                    $2,914      $1,277     $(4,022)     $3,413      $3,226      $2,851     $3,464     $(1,211)
                                   =========   =========   =========   =========   =========   =========   ========    ========
Basic net earnings per share          $0.33       $0.15      $(0.46)      $0.39       $0.36       $0.32      $0.38      $(0.13)
                                   =========   =========   =========   =========   =========   =========   ========    ========
Shares used in basic per share        8,736       8,759       8,799       8,811       8,844       8,979      9,023       9,029
                                   =========   =========   =========   =========   =========   =========   ========    ========
Diluted net earnings per share        $0.30       $0.13      $(0.46)      $0.36       $0.34       $0.30      $0.36      $(0.13)
                                   =========   =========   =========   =========   =========   =========   ========    ========
Shares used in diluted per share      9,611       9,624       8,799       9,542       9,517       9,582      9,591       9,029
                                   =========   =========   =========   =========   =========   =========   ========    ========

                                  MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                                    1997        1997        1997        1997        1998        1998        1998        1998
                                  ----------  ----------  ----------  ----------  ----------  ----------  ---------   ---------
Net revenues:
  Desktop products                      73%         74%         74%         73%         72%         74%        72%         73%
  Large System products                 16%         14%         14%         14%         15%         13%        13%         16%
  Other products and services           11%         12%         12%         13%         13%         13%        15%         11%
                                   --------    --------    --------    --------    --------    --------    -------     -------
      Net revenues                     100%        100%        100%        100%        100%        100%       100%        100%
Cost of revenues                         9%          9%          8%          9%          9%          9%         8%          7%
                                   --------    --------    --------    --------    --------    --------    -------     -------
Gross profit                            91%         91%         92%         91%         91%         91%        92%         93%
                                   --------    --------    --------    --------    --------    --------    -------     -------
Operating expenses:
  Sales and marketing                   46%         51%         49%         49%         50%         52%        48%         47%
  Product development                   16%         16%         18%         15%         17%         16%        18%         16%
  General and administrative            12%         12%         11%          7%          6%          8%         9%          6%
  Special general and                     -           -         21%           -           -           -          -          1%
    administrative (a)
  Merger-related  (b)                     -          2%         11%          2%           -           -          -          6%
  Acquired in-process                     -          2%           -           -           -           -          -         10%
    technology (c)
                                   --------    --------    --------    --------    --------    --------    -------     -------
      Operating expenses                74%         83%        110%         73%         73%         76%        75%         86%
                                   --------    --------    --------    --------    --------    --------    -------     -------
Operating income                        17%          8%        -18%         18%         18%         15%        17%          7%
Net interest income                       -           -           -           -           -           -          -           -
Other income (expense)                    -           -           -         -1%         -1%           -         1%         -1%
                                   --------    --------    --------    --------    --------    --------    -------     -------
Income (loss) before income             17%          8%        -18%         17%         17%         15%        18%          6%
  taxes
Income tax expense (benefit)             6%          3%         -3%          6%          6%          5%         6%         10%
                                   --------    --------    --------    --------    --------    --------    -------     -------
Net income (loss)                       11%          5%        -15%         11%         11%         10%        12%         -4%
                                   ========    ========    ========    ========    ========    ========    =======     =======

(a) Write-off principally of some software assets capitalized more than two years prior to 1995, charges principally from the revaluation of some assets associated with SPSS' Macintosh and BMDP product lines in 1997 and write-off principally of some software assets associated with SPSS' Unix and Open VMS products duplicated through the acquisitions of Surveycraft and Integral Solutions in 1998.
(b) Includes costs related to acquisitions accounted for as poolings-of-interests, such as investment banking and other professional fees, employee severance and costs of closing excess office facilities and certain expenses associated with the closing of other acquisitions.
(c) Includes costs relating to acquired in-process technology.

                                   SCHEDULE II

                                    SPSS INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                                     ADDITIONS
                                                          -------------------------------
                                          BALANCE AT       CHARGED TO       CHARGED TO                        BALANCE AT
                                           BEGINNING OF     COSTS AND          OTHER                            END OF
             DESCRIPTION                    PERIOD          EXPENSES         ACCOUNTS        DEDUCTIONS         PERIOD
--------------------------------------   --------------   --------------   --------------  ---------------  ---------------
1996
Allowance for doubtful accounts,
  product returns, and cancellations   $       925,000  $    1,076,000   $    1,900,000  $     2,195,000  $      1,706,000
Inventory obsolescence reserve                 241,000         146,000           50,000          205,000           232,000

1997
Allowance for doubtful accounts,
  product returns, and cancellations   $     1,706,000  $      447,000   $    1,606,000  $     2,045,000  $      1,714,000
Inventory obsolescence reserve                 232,000         100,000          (50,000)         215,000            67,000

1998
Allowance for doubtful accounts,
  product returns, and cancellations   $     1,714,000  $      724,000   $    1,867,000  $     2,199,000  $      2,106,000
Inventory obsolescence reserve                  67,000          50,000            --             102,000            15,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants during fiscal year 1998.


                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

         The following table shows information as of March 17, 1999 with respect to each person who is an executive officer or director of SPSS.

Name                        Age            Position
----                        ---            --------

Norman Nie (2)............   55  Chairman of the Board of Directors

Jack Noonan...............   51  Director, President and Chief Executive Officer

Edward Hamburg............   47  Executive Vice President, Corporate Operations,
                                 Chief Financial Officer and Secretary

Louise Rehling............   55  Executive Vice President, Product Development

Mark Battaglia............   39  Executive Vice President, Corporate Marketing

Ian Durrell...............   56  Executive Vice President, SPSS Market Research

Susan Phelan..............   42  Executive Vice President, SPSS Products and
                                 Services

Bernard Goldstein (1)(2)..   68  Director

Merritt Lutz  (1).........   56  Director

Michael Blair.............   54  Director


---------------------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee


         Norman Nie, Chairman of the Board and co-founder of SPSS, designed SPSS' original statistical software beginning in 1967 and has been a Director and Chairman of the Board since SPSS' inception in 1975. He served as Chief Executive Officer of SPSS from 1975 to 1991. In addition to his current responsibilities as Chairman of the Board, Dr. Nie is a research professor at Stanford University and a professor emeritus in the Political Science
Department at the University of Chicago. His research specialties include public opinion, voting behavior and citizen participation. During the past year, he has become a technology partner in Oak Investment Partners and is a director of several privately-held companies. He has received three national awards for his books in these areas. Dr. Nie received his Ph.D. from Stanford University.

         Jack Noonan has served as Director and President and Chief Executive Officer since joining SPSS in January 1992. Mr. Noonan was President and Chief Executive Officer of Microrim Corp., a developer of database software products, from 1990 until December 1991. Mr. Noonan served as Vice President of the Product Group of Candle Corporation, a developer of IBM mainframe system software, from 1985 to 1990. Mr. Noonan is a Director of ShowCase Corporation, Napersoft, Inc., and Repository Technologies, Inc. Mr. Noonan holds an engineering degree from the Rockford School of Business and Engineering in Rockford, Illinois.

         Edward Hamburg, Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, was elected Senior Vice President, Corporate Operations in July 1992, Chief Financial Officer in June 1993 and Secretary in June 1994. Dr. Hamburg previously served as Senior Vice President, Business Development, and was responsible for product and technology acquisitions as well as joint venture opportunities. Dr. Hamburg first joined SPSS in 1978 and served in a variety of marketing and product management capacities. He joined the faculty at the University of Illinois at Chicago in 1982, and returned to SPSS in 1986. Dr. Hamburg received his Ph.D. from the University of Chicago.

         Louise Rehling, Executive Vice President, Product Development, oversees management of all stages of product development. Ms. Rehling joined SPSS in 1982 as Vice President of Development and Services and has served in her current position since 1987. Ms. Rehling received her BS in Mathematics from the University of Illinois and her MS in Information Sciences and her MA in Psychology from the University of Chicago.

         Mark Battaglia, Executive Vice President, Corporate Marketing, joined SPSS in October 1988. Mr. Battaglia served as Vice President of Marketing at London House, a publisher in the Maxwell Communications family, from June 1987 until joining SPSS. Mr.
Battaglia received his MBA in 1984 from the University of Chicago.

         Ian Durrell, Executive Vice President, SPSS Market Research, joined SPSS in February 1991. Before that time, he served as head of European marketing for Unify Corporation, a supplier of relational database management systems, and was a partner of Partner Development International, a strategic partnering firm from 1987 to 1989. Mr. Durrell graduated from the Royal Military Academy, Sandhurst, in the United Kingdom.

         Susan Phelan, Executive Vice President, SPSS Products and Services, joined SPSS in 1980 as a sales representative. She assumed her current position in 1987. Ms. Phelan received her MBA from the University of Illinois at Chicago.

         Bernard Goldstein has been a Director of SPSS since 1987. He is a Director of Broadview International, LLC, which he joined in 1979. He is a past President of the Information Technology Association of America, the industry trade association of the computer service industry, and past Chairman of the Information Technology Foundation. Mr. Goldstein was a Director of Apple Computer Inc. until August 1997, and is currently a Director of Franklin Electronic Publishers, Inc., Sungard Data Systems, Inc., Giga Information Group, Inc, and several privately held companies. He is a graduate of both the Wharton School of the University of Pennsylvania and the Columbia University Graduate School of Business.

         Fredric Harman was a Director of SPSS from October 1990 through the end of 1998. Since June 1994 he has been a General Partner of Oak Investment Partners, a venture capital firm. He was formerly a General Partner of Morgan Stanley Venture Partners LP, the General Partner of Morgan Stanley Venture Capital Fund LP. Mr. Harman joined Morgan Stanley in 1987 as an Associate of Morgan Stanley Venture Capital Inc. and was named a Vice President in 1992. He is also a Director of ILOG S.A., Inktomi, and several privately held companies. He received his MBA from the Harvard University Graduate School of Business and his MS in Electrical Engineering from Stanford University.

         Merritt Lutz has been a Director of SPSS since 1988. He is currently Senior Advisor of Morgan Stanley Dean Witter & Co. managing the Firm's strategic technology investments and partnerships. Previously, he was President of Candle Corporation, a worldwide supplier of systems software from 1989 to November 1993. Mr. Lutz is a Director of Interlink Electronics, Inc. and three privately held software companies - Algorithmics, Persistence Software, and MicroFrame Technologies. Mr. Lutz serves on the prestigious Board of Managers at the University of Rochester-Eastman School of Music and Michigan State University College of Arts and Letters National Advisory Council. He is a former Director of Information Technology Association of American and the NASD Industry Advisory Committee. He holds a bachelors and masters degree from Michigan State University.

         Michael D. Blair has been a Director of SPSS since July 1997. Since April 1974, he has been Chairman, Chief Executive and founder of Cyborg Systems, Inc., a human resource management software company. Mr. Blair is a Director of Praxis International, Computer Corporation of America and Repository Technologies, Inc. He is a board member of Information Technology Association of America, President of the Chicago Software Association, a board member of the American Software Association and a board member of Benefits & Compensation Magazine. Mr. Blair holds a bachelor's degree in mathematics and physics from the University of Missouri.

         SPSS' Board of Directors is divided into three classes serving staggered three-year terms. Mr. Goldstein and Dr. Nie are serving three-year terms expiring at the 1999 Annual Meeting. Mr. Noonan and Mr. Blair are serving three-year terms expiring at the 2000 annual meeting. For a discussion of the nomination rights granted to specific stockholders of SPSS, see "Related Transactions-Stockholders Agreement."

KEY EMPLOYEE

         In addition to the executive officers and directors named above, Leland Wilkinson is a key employee of SPSS. Dr. Wilkinson joined SPSS in September 1994 as part of SPSS' acquisition of SYSTAT. Dr. Wilkinson was the founder of SYSTAT and from its inception served as its President and Chief Executive Officer. He is a recognized authority in statistical analysis generally and the graphical display of data in particular. Dr. Wilkinson was a member of the faculty of the University of Illinois at Chicago and currently serves on the faculty of Northwestern University. He received his Ph.D. from Yale University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         SPSS believes that during 1998 its officers, directors and owners of more than ten percent of its common stock complied with all filing requirements under Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

         The following tables show (a) the compensation paid or accrued by SPSS to the Chief Executive Officer, and each of the five most highly compensated officers of SPSS, other than the CEO, serving on December 31, 1998 (the "named executive officers") for services rendered to SPSS in all capacities during 1996, 1997, and 1998, (b) information relating to option grants made to the named executive officers in 1998 and (c) certain information relating to options held by the named executive officers. SPSS made no grants of freestanding stock appreciation rights ("SARs") in 1996, 1997, or 1998, nor did SPSS make any awards in 1996, 1997 or 1998 under any long-term incentive plan.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                    ---------------------------------------  ----------------------------------------
                                                                                      AWARDS           PAYOUTS
                                                                              -----------------------  -------
                               YEAR      SALARY       BONUS        OTHER      RESTRICTED  SECURITIES     LTIP    ALL
                                      COMPENSATION     ($)         ANNUAL       STOCK     UNDERLYING   PAYOUTS  OTHER
                                          ($)                   COMPENSATION   AWARD(S)  OPTIONS/SARS    ($)     ($)
NAME AND PRINCIPAL POSITION                                         ($)        ($)((1)     (#)(2)
-----------------------------  ------ -------------  ---------  ------------- ---------- ------------  -------  -------
Jack Noonan,................   1998     $242,500     $185,679       none        none       50,000       none     None
         President and Chief   1997     $235,000     $132,656       none        none       50,000       none     None
         Executive Officer     1996     $235,000     $185,147       none        none       70,000       none     None

Ian Durrell,................   1998     $197,000     $ 27,229       none        none       25,000       none     None
         Executive Vice        1997     $197,000     $ 30,933       none        none       25,000       none     None
         President,            1996     $197,000     $ 51,401       none        none       25,000       none     None
         SPSS Market
         Research(3)

Edward Hamburg,.............   1998     $156,000     $ 82,922       none        none       25,000       none     none
         Executive Vice        1997     $156,000     $ 58,027       none        none       25,000       none     none
         President,            1996     $156,000     $ 90,578       none        none       25,000       none     none
         Corporate
         Operations and
         Chief Financial
         Officer

Louise Rehling,.............   1998     $135,200     $ 66,645       none        none       25,000       none     none
         Executive Vice        1997     $135,200     $ 91,357       none        none       25,000       none     none
         President,            1996     $135,200     $ 64,808       none        none       25,000       none     none
         Product Development

Mark Battaglia,.............   1998     $110,000     $ 70,262       none        none       25,000       none     none
         Executive Vice        1997     $110,000     $ 54,342       none        none       25,000       none     none
         President,            1996     $110,000     $ 88,432       none        none       25,000       none     none
         Corporate Marketing

Susan Phelan,...............   1998     $120,000     $ 83,419       none        none       25,000       none     none
         Executive Vice        1997     $110,300     $ 57,743       none        none       25,000       none     none
         President,            1996     $100,000     $ 76,387       none        none       25,000       none     none
         SPSS Products and
         Services

         For the year ended December 31, 1998, non-employee directors of SPSS were entitled to receive 5,000 conditional options. Each director was also reimbursed by SPSS for reasonable expenses incurred in connection with services provided as a director. During 1998, Dr. Nie received compensation of $80,800 for consultant work on a part-time basis.

------------------------------------------------

(1) On December 31, 1998, Dr. Hamburg held 10,000 shares, Ms. Rehling held 3,365 shares and Ms. Phelan held 1,986 shares of restricted common stock having a market value, based on the closing price of the common stock on that date, of $188,750 for Dr. Hamburg's shares, $63,514 for Ms. Rehling's shares and $37,486 for Ms. Phelan's shares.

(2) Amounts reflected in this column are for grants of stock options for the common stock of SPSS. No stock appreciation rights have been issued by SPSS.

(3) Payments and options shown in the table for Mr. Durrell reflect payments and option grants to Valletta Investments Limited, a consulting company controlled by Mr. Durrell. Mr. Durrell does not receive any personal benefits or perquisities, payments of salary and bonus, awards of options or other compensation from SPSS in his individual capacity.

         The following table shows the number of options to purchase common stock granted to each of the named executive officers during 1998.


                 1998 OPTION/STOCK APPRECIATION RIGHTS GRANTS(1)

                                                      INDIVIDUAL GRANTS
               NAME                  NUMBER OF       PERCENT OF     EXERCISE      LATEST       POTENTIAL REALIZABLE
                                     SECURITIES         TOTAL       OR BASE      POSSIBLE        VALUE AT ASSUMED
                                     UNDERLYING     OPTIONS/SARS    PRICE       EXPIRATION            ANNUAL
                                    OPTIONS/SARS     GRANTED TO       ($/SH)       DATE        RATES OF STOCK PRICE
                                     GRANTED(#)     EMPLOYEES IN                                 APPRECIATION FOR
                                                        1998                                     OPTION TERM (2)
                                                                                                5% ($)       10% ($)
    ----------------------------   ---------------  --------------  ----------- ------------  -----------  -------------
    Jack Noonan................        50,000          12.71%        $19.250     01/01/08      $605,311     $1,533,977
    Ian Durrell(3).............        25,000           6.35%        $19.250     01/01/08      $302,656       $766,989
    Edward Hamburg.............        25,000           6.35%        $19.250     01/01/08      $302,656       $766,989
    Louise Rehling.............        25,000           6.35%        $19.250     01/01/08      $302,656       $766,989
    Mark Battaglia.............        25,000           6.35%        $19.250     01/01/08      $302,656       $766,989
    Susan Phelan...............        25,000           6.35%        $19.250     01/01/08      $302,656       $766,989


----------------------------------

(1) The options were granted as of January 2, 1998 and contained performance-based conditions to their exercisability. These conditions have been met.

(2) In satisfaction of applicable SEC regulations, the table shows the potential realizable values of these options, upon their latest possible expiration date, at arbitrarily assumed annualized rates of stock price appreciation of five and ten percent over the term of the options. The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options at the end of the ten-year period starting with their vesting commencement dates, based on the assumptions shown above. Because actual gains will depend upon the actual dates of exercise of the options and the future performance of the common stock in the market, the amounts shown in this table may not reflect the values actually realized. No gain to the named executive officers is possible without an increase in stock price which will benefit all stockholders proportionately. Actual gains, if any, on option exercises and common stock holdings are dependent on the future performance of the common stock and general stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved, or that the stock price will not be lower or higher than projected at five and ten percent assumed annualized rates of appreciation.

(3) Options shown in the table for Mr. Durrell are options granted to Valletta.

       AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN 1998 AND
               YEAR-END OPTION/STOCK APPRECIATION RIGHT VALUES

                                                                                                     Value of
                                                                          Number of                Unexercised
                                                                         Unexercised               In-the-Money
                                                                       Options/SARs at           Options/SARs at
                                                                           Year-End                  Year-End
                                                                            (#)(1)                  ($)(1)(2)
                                       Shares                        ---------------------  ---------------------------
                                     Acquired on         Value           Exercisable/               Exercisable/
                                       Exercise         Realized        Unexercisable              Unexercisable
Name                                     (#)            ($)(1)(4)
---------                          -----------------  -------------  ---------------------  ---------------------------
Jack Noonan....................         20,000          $394,000        231,331/97,336        $4,366,373/$1,837,217
Ian Durrell (3)................         39,333           627,493         54,281/45,719          $1,024,554/$862,946
Edward Hamburg.................          3,600            82,208        125,014/45,719          $2,359,639/$862,946
Louise Rehling.................         10,000          $214,500        101,947/45,719          $1,924,250/$862,946
Mark Battaglia.................          None             N/A           108,614/45,719          $2,050,089/$862,946
Susan Phelan...................         10,000           209,500         96,948/45,719          $1,829,894/$862,946

----------------------------------

(1) All information provided is with respect to stock options. No stock appreciation rights have been issued by SPSS.

(2) These amounts have been determined by multiplying the aggregate number of options by the difference between $18.875, the closing price of the common stock on the Nasdaq National Market on December 31, 1998, and the exercise price for that option.

(3)  Options shown in the table for Mr. Durrell are options granted to Valletta.

(4) These amounts have been determined by multiplying the aggregate number of options exercised by the difference between the closing price of the common stock on the Nasdaq National Market on the date of exercise and the exercise price for that option.

EMPLOYMENT AGREEMENTS

         SPSS entered into an employment agreement with Jack Noonan on January 14, 1992. This employment agreement provides for a one-year term with automatic one-year extensions unless Mr. Noonan or SPSS gives a written termination notice at least 90 days before the expiration of the initial term or any extension. It also provides for a base salary of $225,000 during the initial term, together with the same benefits provided to other employees of SPSS. The Board of Directors annually reviews Mr. Noonan's base compensation and increased it to $235,000 for 1993, 1994, 1995, 1996 and 1997 and to $242,500 in 1998. If SPSS
terminates Mr. Noonan's employment without cause, SPSS must pay Mr. Noonan an amount equal to 50% of Mr. Noonan's annual base salary in effect at the time of termination. This amount is payable in 12 equal monthly installments. However, if Mr. Noonan finds other employment at a comparable salary SPSS' obligation to make these payments ceases. The employment agreement requires Mr. Noonan to refrain from disclosing confidential information of SPSS and to abstain from competing with SPSS during his employment and for a period of one year after employment cases. Only Mr. Noonan, Dr. Wilkinson and Mr. Durrell, through a management services agreement with Valletta described in "Management Services Agreement" below, are employed through an employment or similar agreement. However, SPSS does have confidentiality and work-for-hire agreements with many of its key management and technical personnel.

         SPSS entered into an employment agreement with Leland Wilkinson on September 23, 1994 to be employed by SPSS as Senior Vice President, SYSTAT Products. The employment agreement continues through December 31, 1999 and provides for a base annual salary of $135,000 plus a bonus and other fringe benefits customarily received by other SPSS senior executives. In addition, he was granted options to purchase an aggregate of 135,000 shares of common stock at a price of $9.00 per share. The vesting of these options shall occur on the same schedule as options granted under the Amended 1991 Stock Option Plan. Each year the Board of Directors will review Dr. Wilkinson with regard to salary and bonus. Dr. Wilkinson shall participate in the bonus plan to the same extent as comparable SPSS executives. Either Dr. Wilkinson or SPSS can terminate the employment agreement before its expiration with termination effective 45 days after written notice by either party. If the employment agreement is terminated by Dr. Wilkinson, he shall receive a pro-rata share of his salary and bonus earned through the date of termination. If the employment agreement is terminated by SPSS without cause, Dr. Wilkinson is entitled to receive his annual base salary and bonus until the expiration date of the employment agreement. The employment agreement requires that Dr. Wilkinson refrain from disclosing any confidential information of SPSS and that he shall have no right, title or interest in any of the confidential property, including confidential property that Dr. Wilkinson has developed or develops during his employment with SPSS. The employment agreement also requires that Dr. Wilkinson abstain from competing with SPSS during his employment and for a period of six months thereafter.

MANAGEMENT SERVICES AGREEMENT

         SPSS has entered into a management services agreement with Valletta, which requires that Ian Durrell's services are provided to SPSS. Either Valletta or SPSS may terminate the agreement at any time upon 30 days' written notice. If SPSS terminates the agreement under the 30-day notice provision without cause, Valletta is entitled to termination payments equal to 50% of its annual compensation then in effect in six equal monthly installments. The agreement further provides that if specified performance standards are satisfied, Valletta is to receive annual compensation at a rate established by the Board of Directors plus incentive compensation. For 1998, Valletta's aggregate compensation, including bonus, was $224,229. The management services agreement requires Valletta to refrain from disclosing confidential information about SPSS and to abstain from competing with SPSS during the term of the management services agreement and for a period of eighteen months thereafter. Mr. Durrell has agreed to be bound by the terms and conditions of the management services agreement and to act as Vice-President, International and to head SPSS' non-western hemisphere operations.

CONSULTING AGREEMENT

         SPSS has entered into a consulting agreement, dated as of January 1, 1997, with Norman H. Nie Consulting L.L.C., an Illinois Limited Liability Company. Nie Consulting is to provide thirty (30) hours per month of consulting services on various matters relating to the business of SPSS. This consulting agreement provides for a one-year term with automatic one-year extensions unless Nie Consulting or SPSS gives a written notice of termination at least 30 days prior to the expiration of the initial term or any extension. SPSS may terminate this consulting agreement for cause, in which event SPSS shall pay Nie Consulting all accrued but unpaid compensation. The agreement also provides that Nie Consulting is to receive annual compensation of $80,800 and reimbursement of reasonable out of pocket expenses incurred in performing services under the consulting agreement. The consulting agreement requires that the Nie Consulting refrain from disclosing confidential information about SPSS during the term of the consulting agreement and for a period of five years after its expiration. In addition, the consulting agreement requires that Nie Consulting abstain from competing with SPSS during his consultancy and for a period of one-year after the consultancy ceases.

CHANGE OF CONTROL AGREEMENTS

         On May 1, 1998, SPSS entered into change of control agreements with its named executive officers. These agreements provide certain benefits to any one or more officers who is terminated or constructively terminated following a change of control. The agreements provide that, if the executive is terminated without cause or constructively terminated within two years following a change of control, then the executive may receive benefits including a severance package equal to the greater of (a) the aggregate cash compensation received in the immediately preceding fiscal year, or (b) two times the executive's base salary received in the immediately preceding fiscal year; the accelerated vesting of all previously unvested options; and participation in the same health and welfare benefits he or she received at any time within 120 days of the change of control for eighteen months following that date of such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Goldstein, Harman and Lutz were directors and members of the Compensation Committee during the last fiscal year. Messrs. Goldstein and Lutz continue to be directors and members of the Compensation Committee. Mr. Harman resigned as a director effective January 1, 1999. None of the members of the Compensation Committee has ever been an officer or employee of SPSS or any of its subsidiaries.

REPORT OF THE COMPENSATION COMMITTEE

To: The Board of Directors

         The Compensation Committee of the Board of Directors is composed entirely of directors who have never served as officers of SPSS. The Compensation Committee develops and administers the compensation programs for SPSS' executive officers. After consideration of the Compensation Committee's recommendations, the entire Board of Directors reviews and approves the base salaries, bonuses and the stock option and benefit programs for SPSS' executive officers. In 1998, the Board approved the Compensation Committee's recommendations in all material respects.

         Compensation Philosophy. SPSS has three principal objectives in its executive compensation programs:

                  1. It strives to relate its total compensation for senior management to the achievement of financial benchmarks designed to build shareholder value.

                  2. It rewards outstanding individual performance.

                  3. It strives to structure its entire compensation package in a manner which is competitive with other executive compensation packages in the software industry, so that it will attract and retain highly capable key executives responsible for the success of SPSS and provide fair compensation for the responsibilities undertaken by those executives.

These goals are met through a combination of salary, bonuses, stock options and other benefits. SPSS is committed to increasing the proportion of the senior executives' compensation which is performance-based, and therefore variable, and to focus on building shareholder value as the primary measure of performance. To the extent practicable, the Compensation Committee's objective is to align the executive officers' financial interests with those of shareholders by focusing on specific financial objectives that the Compensation Committee believes will enhance shareholder value and through the grant of additional options pursuant to SPSS' option plan, the opportunity for management to purchase additional shares on advantageous terms under SPSS' Employee Stock Purchase Plan and through present stock ownership and options.

         The Compensation Committee focuses principally on SPSS' financial performance--specifically operating and net income--in determining the amount of bonuses for the executive officers. Therefore, bonuses for these officers are a function of SPSS' overall financial performance relative to budgeted goals. In keeping with SPSS' commitment to increasing the proportion of the senior executives' compensation which is performance-based, base salary levels are designed to increase in comparatively small amounts and bonus compensation is designed so that it can increase or decrease significantly depending on SPSS' overall financial performance.

         The Compensation Committee works with the Chief Executive Officer (the "CEO") to determine the base salary of the other executive officers, to establish targets for the annual bonus program and to allocate the bonus pool among the executive officers. Consistent with the Compensation Committee's philosophy of shifting the proportion of compensation away from fixed to variable types of compensation, the Compensation Committee has targeted growth in total compensation to come from the bonus and other incentive forms of compensation. At the beginning of each year, the Compensation Committee establishes certain budgeted objectives for operating income. The total amount allocated to the annual bonus pool is dependent upon the degree to which budgeted goals are achieved.

         Under SPSS' Amended and Restated 1995 Equity Incentive Plan, the Compensation Committee is authorized to make grants of stock options to executive officers. The Compensation Committee normally approves grants once a year and occasionally in connection with significant corporate events. During 1998, the Compensation Committee awarded stock options to executive officers. In determining the size of the option grants, the Compensation Committee considers the impact of the grants on existing shareholders' stock ownership positions and the prospective value of the options as a performance incentive. The number of options previously awarded to and held by executive officers is reviewed and is one factor in determining the size of current option grants.

         The Compensation Committee has established a stock option program for which only policy-making senior executives of SPSS are eligible. Vesting of the options granted to the executive officers as of January, 1998 was contingent upon SPSS achieving certain 1998 revenue and profit levels established by the Board of Directors. Such options are customarily granted in the first half of the calendar year after budgetary targets have been established. These options are earned only if SPSS exceeds, by a significant percentage established by the Compensation Committee, the budgeted performance goals for SPSS operating and net income approved by the Board. In the event of a major corporate event, the Compensation Committee may change these goals.

         In addition to SPSS performance, the Compensation Committee also takes into account exceptional individual performance in determining bonus awards, although it does not assign a specified percentage of senior executive bonus compensation to this.

         Chief Executive Officer Compensation. The Compensation Committee also determines the CEO's base salary and bonus, employing largely the same principles described above, except that the amount of the CEO's bonus is purely a function of the financial performance of SPSS measured against the operating and net income goals established by the Compensation Committee and approved by the Board at the beginning of each year. The Compensation Committee believes that it has established a total compensation package which compares favorably to industry standards. The Compensation Committee considers the total salary and incentive compensation provided to chief executives of similar companies, although it does not target a specific percentile range within this group of similar companies' chief executive compensation in determining the CEO's compensation.

         The Compensation Committee recommends stock option grants reflecting the importance of Mr. Noonan's contribution to SPSS and the importance of aligning Mr. Noonan's interest in SPSS with that of stockholders. In 1998, Mr. Noonan received twice the number of stock options received by the other policy-making senior executives. The Compensation Committee recommended grants to Mr. Noonan of stock options to acquire 50,000 shares of common stock at $19.25 per share effective January 2, 1998. These options vest in the same manner as the stock options as the case may be, for the other senior executives.

         Mr. Noonan's bonus is determined in the same manner as the other policy-making senior executives, except that no portion of Mr. Noonan's bonus is based on exceptional individual performance. It is the Compensation Committee's view that the CEO's compensation should be based solely on the financial performance of SPSS and that, for the CEO, exceptional individual performance is so closely aligned with SPSS financial performance that the CEO's bonus should be based solely on overall SPSS financial performance.

         Tax Considerations. To the extent readily determinable and as one of the factors in its consideration of compensation matters, the Compensation Committee considers the anticipated tax treatment to SPSS and to the executive officers of various payments and benefits. Some types of compensation payments and their deductibility (e.g., the spread on exercise of non-qualified options) depend upon the timing of an executive's vesting or exercise of previously granted rights. Interpretations of and changes in the tax laws and other factors beyond the Compensation Committee's control also affect the deductibility of compensation. For these and other reasons, SPSS will not necessarily and in all circumstances limit executive compensation to the amount which is permitted to be deductible as an expense of SPSS under Section 162(m) of the Internal Revenue Code. The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.


                                            Compensation Committee of SPSS Inc.

                                            Bernard Goldstein
                                            Merritt Lutz

PERFORMANCE GRAPH

         The following graph shows the changes in $100 invested since December 31, 1993, in SPSS' common stock, the Nasdaq 100 Stocks Index and S&P Computer Software and Services Index, a specialized industry focus group, assuming that all dividends were reinvested.

                                                               12/31/93    12/31/94    12/29/95   12/29/96    12/29/97   12/31/98
                                                               --------    --------    --------   --------    --------   --------

         SPSS (NASDAQ: SPSS)                                    $100.00     $141.10     $213.70    $305.48     $210.96   $206.85
         NASDAQ 100 Stock Index                                 $100.00     $101.50     $144.67    $270.48     $248.77   $460.98
         S&P Computer Software & Services Index                 $100.00     $117.92     $165.44    $195.81     $357.88   $648.29



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows, as of March 17, 1999, the number and percentage of shares of common stock beneficially owned by:

    - each person known by SPSS to own beneficially more than 5% of the outstanding shares of the common stock;

    -    each director of SPSS;

    -    each named executive officer of SPSS; and

    -    all directors and executive officers of SPSS as a group.

Unless otherwise indicated in a footnote, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

         The business address for Mr. Lutz is the office of Morgan Stanley Dean Witter & Co. at 750 Seventh Avenue, 16th floor, New York, New York 10019. The business address of Mr. Goldstein is the office of Broadview Associates, L.P., One Bridge Plaza, Fort Lee, New Jersey 07024. The business address for Michael Blair is the office of Cyborg Systems, Inc., Two North Riverside Plaza, 12th floor, Chicago, Illinois 60606. The business address of Fidelity Management & Research Company is 82 Devonshire Street, Boston, Massachusetts 02109. The business address for the T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. The business address of each other person listed below is 233 South Wacker Drive, Chicago, Illinois 60606.

                                                                                             Shares
                                                                                        Beneficially Owned
                                                                                        ------------------
Name                                                                                    Number       Percent
----                                                                                    ------       -------
Norman H. Nie, individually, as Trustee of the
  Nie Trust and as a Director and President
  of the Norman and Carol Nie Foundation, Inc.(1)....................                1,144,519         12.5%
Fidelity Management & Research Company(2)............................                  864,200          9.5%
T. Rowe Price Associates, Inc. (3)...................................                  470,200          5.2%
Jack Noonan(4).......................................................                  270,396          2.9%
Bernard Goldstein(5).................................................                   48,386           *
Louise Rehling(6)....................................................                  119,539          1.3%
Edward Hamburg(7)....................................................                  146,541          1.6%
Mark Battaglia(8)....................................................                  123,024          1.3%
Susan Phelan(9)......................................................                  112,961          1.2%
Ian Durrell(10)......................................................                   68,308            *
Merritt M. Lutz(11)..................................................                   32,275            *
Michael D. Blair(12).................................................                    6,049            *
All directors and executive officers as
  a group (10 persons)(13)...........................................                1,879,843         19.5%

----------------------------------

* The percentage of shares beneficially owned does not exceed 1% of the Common Stock.

(1) Includes 82,886 shares which are through options exercisable within 60 days; 110,433 shares held of record by the Norman and Carol Nie Foundation, Inc.; and 951,200 shares held by the Nie Trust. Dr. Nie shares voting and investment power over the 110,433 shares held by the Nie Foundation with Carol Nie.

(2) Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 864,200 shares of SPSS common stock as a result of acting as investment adviser to several investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to 864,200 shares of SPSS common stock. FMR Corp. has the power to dispose of the shares of SPSS common stock. The Board of Trustees directs the voting of the shares of SPSS common stock. This information was taken from FMR Corporation's Schedule 13G, filed on February 1, 1999.

(3) T. Rowe Price Associates, Inc. is the beneficial owner of 470,200 shares of SPSS common stock and an investment advisor registered under
         Section 203 of the Investment Advisors Act of 1940. This information was taken from T. Rowe Price" Schedule 13G dated February 12, 1999.

(4)      Includes 261,568 shares through options exercisable within 60 days.

(5)      Includes 12,942 shares through options exercisable within 60 days.

(6) Includes 200 shares held in the Stella S. Hechtman Trust. Ms. Rehling is the Trustee and has the voting and investment power over the 200 shares held in the trust. She disclaims beneficial ownership of these shares. Includes 115,974 shares through options exercisable within 60 days.

(7)      Includes 136,541 shares through options exercisable within 60 days.

(8)      Includes 122,641 shares through options exercisable within 60 days.

(9)      Includes 110,975 shares through options exercisable within 60 days.

(10) Mr. Durrell is the beneficial owner of these shares, which consist solely of 68,308 shares through options exercisable within 60 days held of record by Valletta.

(11)     Includes 12,942 shares through options exercisable within 60 days.
         Mr. Lutz shares voting and investment power over 6,000 of these shares with Mary C. Lutz.

(12)     Includes 6,049 shares through options exercisable within 60 days.

(13)     Includes 930,826 shares through options exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH NORMAN NIE

         Dr. Nie received 5,000 conditional options for his services as Chairman of the Board in 1998 and $80,800 for product development work on a part-time basis. Dr. Nie is a limited partner in Computer Software Development Company, a research and development limited partnership to which SPSS incurred royalty expense of $255,000 in 1996, $249,000 in 1997 and $234,000 in 1998.

STOCKHOLDERS AGREEMENT

         In connection with SPSS' initial public offering, SPSS and the individuals and entities who were stockholders before the initial public offering entered into an agreement containing registration rights with respect to outstanding capital stock of SPSS and granting to each of the Nie Trust and Morgan Stanley Venture Capital Fund, so long as they own beneficially more than 12.5% of the capital stock of SPSS, the right to designate one nominee (as part of the management slate) in each election of directors at which directors of the class specified for the holder are to be elected. Since the completion of the February 1995 offering, Morgan Stanley Venture Capital Fund owned less than 12.5% and currently owns no capital stock of SPSS.

         As required by the stockholders agreement, the holders of restricted securities constituting more than seven percent of the outstanding shares at any time may require SPSS to register under the Securities Act all or any portion of the restricted securities held by the requesting holder or holders for sale in the manner specified in the notice. SPSS is not bound to honor the request unless the proceeds from the registered sale can reasonably be expected to exceed $5,000,000. SPSS estimates that the cost of complying with demand registration rights would be approximately $50,000 for a single registration.

         All of the stockholders who acquired their shares before the initial public offering have piggyback registration rights, which entitle them to seek inclusion of their common stock in any registration by SPSS, whether for its own account or for the account of other security holders or both (except with respect to registration on Forms S-4 or S-8 or another form not available for registering restricted securities for sale to the public). In the event of a request to have shares included in a registration statement filed by SPSS for its own account, SPSS' underwriters may generally reduce, pro rata, the amount of common stock to be sold by the stockholders if the inclusion of all such securities would be materially detrimental to SPSS' offering.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      (1)      Financial statements commence on page 32:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1997 and 1998

                  Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 1996, 1997 and 1998.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998

                  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedule -- see page 55:

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

                                                                                Incorporation
Exhibit                                                                         by Reference
Number                     Description of Document                              (if applicable)
------                     -----------------------                              ---------------
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

     2.2            Agreement and Plan of Merger among SPSS Inc.,                      @@Annex A
                    SPSS Acquisition Inc. and Jandel Corporation,
                    dated October 30, 1996.

     2.3            Asset Purchase Agreement by and between SPSS Inc.                      ##2.3
                    and DeltaPoint, Inc., dated as of May 1, 1997

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

     2.8            Stock Purchase Agreement by and among SPSS Inc. and                 #### 2.1
                    the Shareholders of Integral Solutions Limited listed
                    on the signature pages hereof, dated as of
                    December 31, 1998.

     2.9            Share Purchase Agreement by and among SPSS Inc.,
                    Surveycraft Pty Ltd. and Jens Meinecke and
                    Microtab Systems Pty Ltd., dated as of
                    November 1, 1998.

     3.1            Certificate of Incorporation of SPSS                                   * 3.2

     3.2            By-Laws of SPSS                                                        * 3.4

     4.1            Credit Agreement                                                     *** 4.1

     4.2            First Amendment to Credit Agreement                                 xxxx 4.2

     4.3            Second Amendment to Credit Agreement                                 ### 4.3

    10.1            Employment Agreement with Jack Noonan                                 + 10.1

    10.2            Agreement with Valletta                                              ** 10.2

    10.3            Agreement between SPSS and                                          **  10.5
                    Prentice Hall

    10.4            Software Distribution Agreement between                             **  10.6
                    SPSS and IBM

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

    10.18           1996 Bonus Compensation                                            xxxx 10.18

    10.19           Software Distribution Agreement between the                        xxxx 10.19
                    Company and Banta Global Turnkey

    10.20           Lease for Chicago, Illinois in Sears Tower                            # 10.20

    10.21           1997 Bonus Compensation                                             ### 10.21

    10.22           Norman H. Nie Consulting L.L.C. Agreement                           ### 10.22

    10.23           1998 Bonus Compensation

    21.1            Subsidiaries of SPSS

    23.1            Consent of Independent Certified Public Accountants

    27.1            Financial Data Schedule

-------------------------------


  @ Previously filed with SPSS Inc.'s Report on Form 8-K, dated September 26, 1996, filed on October 11, 1996, as amended on Form 8-K/A-1, filed November 1, 1996. (File No. 000-22194)

 @@ Previously filed with Amendment No. 1 to Form S-4 Registration Statement of SPSS Inc. filed on November 7, 1996. (File No. 333-15427)

@@@ Previously filed with SPSS Inc.'s Report on Form 8-K, dated September 30, 1997, filed on October 15, 1997. (File No. 000-22194)

@@@@ Previously filed with the Form S-3 Registration Statement of SPSS Inc. filed on November 26, 1997. (File No. 333-41207)

   * Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993. (File No. 33-64732)

  ** Previously filed with Amendment No. 1 to Form S-1 Registration Statement of SPSS Inc. filed on July 23, 1993. (File No. 33-64732)

 *** Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the Quarterly period ended September 30, 1993. (File No. 000-22194)

  + Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on June 22, 1993. (File No. 33-64732)

++ Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on December 5, 1994. (File No. 33-86858)

+++ Previously cited with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1994. (File No. 000-22194)

x        Previously filed with SPSS' 1995 Proxy Statement. (File No. 000-22194)

xx Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1995. (File No. 000-22194)

xxx      Previously filed with SPSS' 1996 Proxy Statement. (File No. 000-22194)

xxxx Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1996. (File No. 000-22194)

# Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended March 31, 1997. (File No. 000-22194)

## Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1997. (File No. 000-22194)

### Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1997. (File No. 000-22194)

####     Previously field with SPSS Inc.'s Report on Form 8-K, dated
         December 31, 1998, filed on January 15, 1999, as amended on Form 8-K/A filed March 12, 1999. (File No. 000-22194)

         (b) SPSS filed the following reports on Form 8-K during the fourth quarter of fiscal year 1997.

(i) Report on Form 8-K, dated September 30, 1997, filed on October 15, 1997. The Report on Form 8-K reported that on September 30, 1997, SPSS Inc. acquired approximately 97% of the outstanding shares of capital stock of Quantime from certain shareholders and warrant holders of Quantime, for 863,084 shares of SPSS common stock, valued at approximately $25 million. The stock acquisition, accounted for as a pooling of interests, occurred through two stock purchase agreements, one between SPSS, certain insiders of Quantime and certain Shareholders in the United Kingdom and another between SPSS, the Quantime insiders and certain Shareholders outside the United Kingdom, each dated September 30, 1997. Quantime is a privately-held developer of market research software products. SPSS will continue to operate the Quantime business from the Quantime offices in London, England. The Report on Form 8-K was filed under Item 2.

SIGNATURES


         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.


                                          SPSS Inc.



                                          By:  /s/ Jack Noonan
                                          --------------------------------------
                                          Jack Noonan
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.


Signature                                        Title(s)
---------                                        --------


 /s/  Norman H. Nie                         Chairman of the Board of
--------------------------------             Directors
Norman H. Nie



 /s/  Jack Noonan                           President, Chief Executive
--------------------------------             Officer and Director
Jack Noonan



 /s/  Edward Hamburg                        Executive Vice President,
--------------------------------             Corporate Operations,
Edward Hamburg                               Chief Financial Officer and
                                             Secretary


 /s/  Robert Brinkmann                      Vice President, Finance and
--------------------------------             Controller
 Robert Brinkmann

 /s/  Bernard Goldstein                     Director
--------------------------------
Bernard Goldstein



 /s/  Merritt Lutz                          Director
--------------------------------
Merritt Lutz



 /s/  Michael Blair                         Director
--------------------------------
Michael Blair

                                  EXHIBIT INDEX


EXHIBIT                                                              SEQUENTIAL
NUMBER              DOCUMENT DESCRIPTION                             PAGE NUMBER
------              --------------------                             -----------

 2.9       Share Purchase Agreement by and among SPSS Inc.,
           Surveycraft Pty Ltd. and Jens Meinecke and Microtab
           Systems Pty Ltd., dated as of November 1, 1998...........

10.23      1998 Bonus Compensation..................................

21.1       Subsidiaries of the Company..............................

23.1       Consent of Independent Public Accountants................

27.1       Financial Data Schedule..................................