Form 10-Q
period 1999-03-31
SPSS INC
filed 1999-05-14
CIK 869570

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

         As of May 10, 1999, there were 9,049,985 shares of common stock outstanding, par value $.01, of the registrant.


===============================================================================

                                    SPSS INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
     ITEM 1.  FINANCIAL STATEMENTS

              Independent Auditors' Review Report                          3

              Consolidated Balance Sheets
              as of December 31, 1998 And
              March 31, 1999 (Unaudited)                                   4

              Consolidated Statements of Income
              for the three months ended March 31, 1998
              (unaudited) and 1999 (unaudited)                             5

              Consolidated Statements of Comprehensive
              Income for the three months ended
              March 31, 1998 (unaudited) and 1999 (unaudited)              6

              Consolidated Statements of Cash Flows
              for the three months ended March 31, 1998
              (unaudited) and 1999 (unaudited)                             7

              Notes to Consolidated Financial Statements                   8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS of
              FINANCIAL CONDITION AND RESULTS of OPERATION                 8

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                           12

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           13


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13

ITEM 1.              FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of March 31, 1999 and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 1998 and 1999. These consolidated financial statements are the responsibility of SPSS Inc. management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of SPSS Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG LLP
------------
KPMG LLP

Chicago, Illinois
May 4, 1999

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,        MARCH 31,
                                                                                    1998               1999
                                                                                 -----------        -----------
                                      ASSETS                                                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 14,912            $13,638
  Accounts receivable, net of allowances                                             33,825             32,160
  Inventories                                                                         2,871              3,094
  Deferred income taxes                                                               2,183              2,183
  Prepaid expenses and other current assets                                           2,304              2,474
                                                                                   --------            -------
    Total current assets                                                             56,095             53,549
                                                                                   --------            -------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
  Land and building                                                                   1,721              1,670
  Furniture, fixtures, and office equipment                                           7,252              7,236
  Computer equipment and software                                                    23,068             23,776
  Leasehold improvements                                                              6,434              7,489
                                                                                   --------            -------
                                                                                     38,475             40,171
  Less accumulated depreciation and amortization                                     22,783             23,683
                                                                                   --------            -------
Net equipment and leasehold improvements                                             15,692             16,488
                                                                                   --------            -------
Capitalized software development costs, net of accumulated amortization              10,658             11,429
Goodwill, net of accumulated amortization                                             5,110              5,010
Other assets                                                                          3,734              3,515
                                                                                   --------            -------
                                                                                    $91,289            $89,991
                                                                                   ========            =======


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                                     $ 9,000            $ 8,000
  Accounts payable                                                                    6,146              5,507
  Accrued royalties                                                                     571                491
  Accrued rent                                                                          847                901
  Other accrued liabilities                                                          10,431              9,720
  Income taxes and value added taxes payable                                          5,822              5,455
  Customer advances                                                                     579                455
  Deferred revenues                                                                  10,310              8,859
                                                                                   --------            -------

    Total current liabilities                                                        43,706             39,388
                                                                                   --------            -------

Deferred income taxes                                                                 2,638              2,638
Other non-current liabilities                                                         1,222              1,122
STOCKHOLDERS'  EQUITY:
  Common Stock, $.01 par value; 50,000,000 shares authorized; 9,029,326 and
    9,037,433 shares issued and outstanding in 1998 and
    1999, respectively                                                                   90                 90
  Additional paid-in capital                                                         47,054             47,161
  Accumulated other comprehensive income                                               (877)            (1,159)
  Retained earnings (accumulated deficit)                                            (2,544)               751
                                                                                   --------            -------

    Total stockholders' equity                                                       43,723             46,843
                                                                                   --------            -------
                                                                                   $ 91,289            $89,991
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

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ---------------------------
                                                      1998             1999
                                                   ----------       ----------
Net revenues:
    Desktop products                               $   20,615       $   24,035
    Large System products                               4,300            4,315
    Other products and services                         3,585            4,198
                                                   ----------       ----------

Net revenues                                           28,500           32,548
Cost of revenues                                        2,435            2,683
                                                   ----------       ----------

Gross profit                                           26,065           29,865
                                                   ----------       ----------

Operating expenses:
    Sales and marketing                                14,281           16,757
    Product development                                 4,954            5,639
    General and administrative                          1,785            2,212
                                                   ----------       ----------

Operating expenses                                     21,020           24,608
                                                   ----------       ----------

Operating income                                        5,045            5,257
                                                   ----------       ----------

Other income (expense):
    Net interest income (expense)                          28             (75)
    Other expense                                       (162)            (167)
                                                   ----------       ----------

Other income (expense)                                  (134)            (242)
                                                   ----------       ----------

Income before income taxes                              4,911            5,015
Income tax expense                                      1,685            1,720
                                                   ----------       ----------

Net income                                         $    3,226       $    3,295
                                                   ==========       ==========

Basic net earnings per share                       $     0.36       $     0.36
                                                   ==========       ==========

Shares used in computing basic
 net earnings per share                             8,843,934        9,034,886
                                                   ==========       ==========

Diluted net earnings per share                     $     0.34       $     0.35
                                                   ==========       ==========

Shares used in computing diluted
 net earnings per share                             9,517,007        9,544,873
                                                   ==========       ==========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------

                                                          1998            1999
                                                          ----            ----
Net income                                               $3,226          $3,295
Other comprehensive income (loss):
  Foreign currency translation adjustment                   216            (282)
                                                         ------          ------

Comprehensive income                                     $3,442          $3,013
                                                         ======          ======

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            1998          1999
                                                          -----------  --------
Cash flows from operating activities:
 Net income                                                $ 3,226      $  3,295
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                            1,454         2,087
    Changes in assets and liabilities:
     Accounts receivable                                       983         1,665
     Inventories                                              (486)         (223)
     Accounts payable                                         (223)         (639)
     Accrued royalties                                         (90)          (80)
     Accrued expenses                                       (1,863)         (657)
     Accrued income taxes                                    1,178          (367)
     Deferred revenues                                      (1,351)       (1,451)
     Other                                                     433          (661)
                                                           -------       -------

Net cash provided by operating activities                    3,261         2,969
                                                           -------       -------

Cash flows from investing activities:
  Capital expenditures, net                                 (1,861)       (1,931)
  Capitalized software development costs                    (1,016)       (1,419)
  Net payments for acquisitions                                (24)           --
                                                           -------       -------

Net cash used in investing activities                       (2,901)       (3,350)
                                                           -------       -------

Cash flows from financing activities:
  Net repayments on notes payable                              (71)       (1,000)
  Net proceeds from issuance of common stock                   253           107
  Income tax benefit from stock option exercises               114            --
                                                           -------       -------

Net cash (used in) provided by financing activities            296          (893)
                                                           -------       -------

Net change in cash and cash equivalents                        656        (1,274)
Cash and cash equivalents at beginning of period             8,079        14,912
                                                           -------       -------
Cash and cash equivalents at end of period                 $ 8,735       $13,638
                                                           =======       =======

Supplemental disclosures of cash flow information:
  Interest paid                                            $    78       $   185
  Income taxes paid                                            843         1,546
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

These consolidated financial statements should be read in conjunction with SPSS' audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in SPSS' Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:

                                                 PERCENTAGE OF NET REVENUES
                                               --------------------------------
                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               --------------------------------
                                                    1998             1999
                                               ---------------   --------------
Statement of Income Data:
Net revenues:
     Desktop products                                     72%              74%
     Large System products                                15%              13%
     Other products and services                          13%              13%
                                               ---------------   --------------

Net revenues                                             100%             100%
Cost of revenues                                           9%               8%
                                               ---------------   --------------

Gross profit                                              91%              92%
                                               ---------------   --------------

Operating expenses:
     Sales and marketing                                  50%              52%
     Product development                                  17%              17%
     General and administrative                            6%               7%
                                               ---------------   --------------

Operating expenses                                        73%              76%
                                               ---------------   --------------

Operating income                                          18%              16%
                                               ---------------   --------------

Other income (expense):
     Net interest income (expense)                         --               --
     Other expense                                       (1%)             (1%)
                                               ---------------   --------------

Other income (expense)                                   (1%)             (1%)
                                               ---------------   --------------

Income before income taxes                                17%              15%
Income tax expense                                         6%               5%
                                               ---------------   --------------

Net income                                                11%              10%
                                               ===============   ==============

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1999.

Net Revenues. Net Revenues were $28,500,000 and $32,548,000 in the three months ended March 31, 1998 and 1999, respectively, an increase of 14%. Revenues from products designed for desktop computers ("Desktop products") increased $3,420,000 (17%) over the corresponding period in 1998. In addition, revenues from annual license renewals of Desktop products increased by $702,000, reflecting a $734,000 increase in annual license renewals for SPSS for Windows. Revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products") were flat compared to the corresponding period in 1998. Other products and services revenues increased 17% due to growth in training and consulting revenues. Revenues for the first quarter of 1999 were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $2,435,000 and $2,683,000 in the three months ended March 31, 1998 and 1999, respectively, an increase of 10%. Such costs increased due to higher cost of goods sold resulting from increased sales and increased amortization of capitalized software. As a percentage of net revenues, cost of revenues decreased from 9% to 8%.

Sales and Marketing. Sales and marketing expenses were $14,281,000 and $16,757,000 in the three months ended March 31, 1998 and 1999, respectively, an increase of 17%. This increase was due to the addition of the former Integral Solutions Limited ("ISL") and Surveycraft Pty Ltd. sales, marketing and services personnel, expansion of the domestic and international sales organizations, higher cost of new, more senior sales personnel and increased consulting expenses. As a percentage of net revenues, such expenses increased from 50% to 52%.

Product Development. Product development expenses were $4,954,000 and $5,639,000 (net of capitalized software development costs of $516,000 and $313,000) in the three months ended March 31, 1998 and 1999, respectively, an increase of 14%. In the corresponding periods in 1998 and 1999, SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $451,000 and $650,000, respectively. The increase in product development expenses was primarily due to addition of the ISL development group, other additions to the product development staff and increases in staff compensation. As a percentage of net revenues, product development expenses remained constant at 17%.

General and Administrative. General and administrative expenses were $1,785,000 and $2,212,000 in the three months ended March 31, 1998 and 1999, respectively, an increase of 24%. Such expenses increased primarily due to the addition of amortization expense related to ISL and Surveycraft intangibles and an increased administrative staff. As a percentage of net revenues, general and administrative expenses increased from 6% to 7%.

Net Interest Income (Expense). Net interest income (expense) was $28,000 and ($75,000) in the three months ended March 31, 1998 and 1999, respectively. This unfavorable variance was primarily due to the interest expense on the line-of-credit borrowing during the three months ended March 31, 1999 compared to no borrowing on the line-of-credit during the comparable period of 1998.

Other Expense. Other expense was $162,000 and $167,000 in the three months ended March 31, 1998 and 1999, respectively. Such transactions consist of foreign currency transactions.

Provision for Income Taxes. Provision for income taxes was $1,685,000 and $1,720,000 in the three months ended March 31, 1998 and 1999, respectively. During 1998 and 1999, the provision for income taxes represented an effective tax rate of approximately 34.3%.


LIQUIDITY AND CAPITAL RESOURCES

SPSS' long-term debt as of March 31, 1999 is a mortgage on property in the United Kingdom. As of March 31, 1999, SPSS held approximately $13,638,000 of cash and short-term investments.

Funds in the first three months of 1999 were provided by operations and offset by payments for acquisition-related charges from SPSS' acquisitions of Quantime Limited, In2itive Technologies A/S, Surveycraft and ISL. Capital expenditures included, among other things, new computer systems for use in internal product development and sales.

In May 1998, SPSS entered into a new loan agreement (the "Agreement") with American National Bank and Trust Company of Chicago ("American National") to replace its existing agreement with Bank of America, N.T.S.A. Under the Agreement, SPSS has an available $10,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of March 31, 1999, SPSS had $8,000,000 outstanding under this line of credit. SPSS' Agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts SPSS' ability to
(i) incur additional indebtedness, (ii) create liens on assets, (iii) make investments, (iv) engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, (v) sell assets, (vi) engage in certain transactions with affiliates and (vii) amend its organizational documents or make changes in capital structure.

SPSS anticipates that amounts available under its line of credit, existing sources of liquidity and cash flows generated from operations will be sufficient to fund SPSS' operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms, or at all.

INTERNATIONAL OPERATIONS

Revenues from international operations were 53% of total net revenues in the three months ended March 31, 1999 compared to 54% in the three months ended March 31, 1998. The portion of revenues attributable to international operations were affected by changes in foreign currency exchange rates. Net corporate revenues increased 14% in the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. Net of the effects of changes in foreign currency rates, the increase would have been approximately 13% for the quarter.

SAFE HARBOR

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such statements involve known and unknown risks and uncertainties which may cause SPSS' actual results, performance or achievements, or industry results, to be materially different than any future results, performance or achievements expressed or implied in or by such forward-looking statements. By way of example and not limitation, known risks and uncertainties include SPSS' ability to successfully integrate or improve the performance of acquired businesses, change in market conditions or product demand, competition and currency fluctuations, changes in product release schedules and product acceptance. In light of these and other risks and uncertainties, the inclusion of forward-looking statements in this report should not be regarded as a representation by SPSS that any future results, performance or achievements will be attained.

YEAR 2000

Many computer systems and applications currently use two digits to define the applicable year. As a result, date-sensitive systems may recognize the year 2000 as 1900 or not at all, which could cause miscalculations or system failures. SPSS uses software and other related technologies throughout its business and also sells computer software that will be affected by the date change in the year 2000. The four areas where year 2000 issues may affect SPSS include:

     -  SPSS' information technology (IT) systems;
     -  SPSS' non-IT systems;
     -  the computer software SPSS sells; and
     - third parties with material relationships with SPSS, such as vendors and suppliers.

To address the year 2000 issue, SPSS assembled a committee of representatives from all divisions and operating areas in early 1998. An inventory of the readiness of all major IT and non-IT systems has been completed and SPSS is in the process of testing and replacing non-compliant systems. This process is expected to be completed by mid-1999. Likewise, SPSS has been testing the software it sells to third parties. The year 2000 compliance of SPSS products is detailed at SPSS' Web Site at www.spss.com. Finally, SPSS has sent compliance question letters to all its major suppliers. Virtually all have responded and most of those responding signed the standard compliance letter, as SPSS requested. Those responding suppliers that did not sign the SPSS standard compliance letter instead provided their own year 2000 compliance materials. These materials have been forwarded to the appropriate members of SPSS' year 2000 committee for evaluation. Thus far, the SPSS year 2000 committee has not encountered any material issues. The SPSS year 2000 committee will be developing contingency plans in the event of year 2000 non-compliance and expects to have this completed by mid-1999.

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

SPSS currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by its material third parties. Some of the possible consequences of non-compliance by SPSS or its material third party suppliers include:

     -  inability to efficiently contact customers to obtain orders:
     -  inability to get orders to fulfillment houses;
     -  inability to send product to customers; and
     -  invoice and collection errors.

Given these risks, SPSS is developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 non-compliance. It is currently estimated that the aggregate cost of SPSS' year 2000 efforts will be approximately $1.25 million to $1.5 million, of which $850,000 has been incurred to date. These costs do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

SPSS' year 2000 readiness plan is an ongoing process and the estimates of costs and completion dates for various components of the program as described above are subject to change.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         SPSS' market risk disclosures pursuant to item 3 are not material and are therefore not required.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

           Currently there are no material pending legal proceedings to which SPSS or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are underlined in the following list.)

                                                              Incorporation
Exhibit                                                       by Reference
Number     Description of Document                            (if applicable)
-------    -----------------------                            ---------------
  3.1      Certificate of Incorporation of SPSS                  * 3.2

  3.2      By-Laws of SPSS                                       * 3.4

  4.1      Loan Agreement between SPSS and                       + 4.1
           American National Bank and Trust Company
           Of Chicago

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

 27.1      Financial Data Schedule

-------------------------------

  * Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732)

 ** Previously filed with SPSS' Registration Statement on Form 8-A filed on June 18, 1998

  + Previously filed with SPSS' 10-Q Quarterly Report for the quarterly period ended June 30, 1998.

      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed by SPSS during the fiscal quarter ended March 31, 1999.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                     SPSS INC.



DATE: MAY 14, 1999                   BY: /s/ JACK NOONAN
                                        ---------------------------------------
                                        JACK NOONAN
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE: MAY 14, 1999                   BY: /s/ EDWARD HAMBURG
                                        ---------------------------------------
                                        EDWARD HAMBURG
                                        EXECUTIVE VICE-PRESIDENT, CORPORATE
                                        OPERATIONS AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit                                                                   Page
Number     Description of Document                                      Number
-------    -----------------------                                      ------
  15.1     Acknowledgement of Independent Certified Public Accountants
           Regarding Independent Auditors' Review Report

  27.1     Financial Data Schedule