Form 10-Q
period 1999-06-30
SPSS INC
filed 1999-08-13
CIK 869570

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (312) 651-3000


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS
FOR THE PAST 90 DAYS. YES  X   NO
                         -----    -----

     AS OF AUGUST 10, 1999, THERE WERE 9,056,206 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.


===============================================================================

                                    SPSS INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
      ITEM 1.  FINANCIAL STATEMENTS

               INDEPENDENT AUDITORS' REVIEW REPORT                          3

               CONSOLIDATED BALANCE SHEETS
               AS OF DECEMBER 31, 1998 AND
               JUNE 30, 1999 (UNAUDITED)                                    4

               CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
               (UNAUDITED) AND 1999 (UNAUDITED)                             5

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE
               INCOME FOR THE THREE AND SIX MONTHS ENDED
               JUNE 30, 1998 (UNAUDITED) AND 1999 (UNAUDITED)               6

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998
               (UNAUDITED) AND 1999 (UNAUDITED)                             7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                            14

PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                            15

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                             15

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             15

ITEM 1.        FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REVIEW REPORT
                       -----------------------------------


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of June 30, 1999 and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 1998 and 1999 and the related consolidated statements of cash flows for the six-months ended June 30, 1998 and 1999. These consolidated financial statements are the responsibility of SPSS Inc. management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of SPSS Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG LLP

Chicago, Illinois
July 30, 1999

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       DECEMBER      JUNE 30,
                                                         1998         1999
                                                     -----------   -----------
                                      ASSETS                       (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                       $    14,912   $    12,969
     Accounts receivable, net of allowances               33,825        34,031
     Inventories                                           2,871         2,660
     Deferred income tax assets, net                       2,183         2,183
     Prepaid expenses and other current assets             2,304         2,541
                                                     -----------   -----------
          Total current assets                            56,095        54,384
                                                     -----------   -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Land and building                                     1,721         1,631
     Furniture, fixtures, and office equipment             7,252         7,199
     Computer equipment and software                      23,068        24,816
     Leasehold improvements                                6,434         7,441
                                                     -----------   -----------
                                                          38,475        41,087
     Less accumulated depreciation and amortization       22,783        24,441
                                                     -----------   -----------
Net equipment and leasehold improvements                  15,692        16,646
                                                     -----------   -----------
Capitalized software development costs, net
     of accumulated amortization                          10,658        11,696
Goodwill, net of accumulated amortization                  5,110         4,864
Other assets                                               3,734         3,401
                                                     -----------   -----------
                                                     $    91,289   $    90,991
                                                     ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                   $     9,000   $     8,000
     Accounts payable                                      6,146         5,169
     Accrued royalties                                       571           446
     Accrued rent                                            847           954
     Other accrued liabilities                            10,431         9,082
     Income taxes and value added taxes payable            5,822         4,827
     Customer advances                                       579           785
     Deferred revenues                                    10,310         8,307
                                                     -----------   -----------

          Total current liabilities                       43,706        37,570
                                                     -----------   -----------

Deferred income taxes                                      2,638         2,640
Other non-current liabilities                              1,222         1,105
STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares
       authorized; 9,029,326 and 9,051,581 shares
       issued and outstanding in 1998 and
       1999, respectively                                     90            91
     Additional paid-in capital                           47,054        47,381
     Accumulated other comprehensive income                 (877)       (1,886)
     Retained earnings (accumulated deficit)              (2,544)        4,090
                                                     -----------   -----------

          Total stockholders'  equity                     43,723        49,676
                                                     -----------   -----------
                                                     $    91,289   $    90,991
                                                     ===========   ===========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                           JUNE 30,                      JUNE 30,
                                  -------------------------     -------------------------
                                     1998          1999             1998          1999
                                  -----------   -----------     -----------   -----------
Net revenues:
     Desktop products             $    21,544   $    25,166     $    42,159   $    49,201
     Large System products             3,692          4,268           7,992         8,583
     Other products and services       3,922          3,879           7,507         8,077
                                  ------------  -----------     -----------   -----------

Net revenues                           29,158        33,313          57,658        65,861
Cost of revenues                        2,574         3,126           5,009         5,809
                                  ------------  -----------     -----------   -----------

Gross profit                           26,584        30,187          52,649        60,052
                                  -----------   -----------     -----------   -----------

Operating expenses:
     Sales and marketing               15,259        16,157          29,540        32,914
     Product development                4,787         6,101           9,741        11,740
     General and administrative         2,221         2,503           4,005         4,715
                                  -----------   -----------     -----------   -----------

Operating expenses                     22,267        24,761          43,286        49,369
                                  -----------   -----------     -----------   -----------

Operating income                        4,317         5,426           9,363        10,683
                                  -----------   -----------     -----------   -----------

Other income (expense):
     Net interest income (expense)         59           (94)             86          (169)
     Other expense                        (37)         (250)           (199)         (417)
                                  -----------   -----------     -----------   -----------

Other income (expense)                     22          (344)           (113)         (586)
                                  ------------  -----------     -----------   -----------

Income before income taxes              4,339         5,082           9,250        10,097
Income tax expense                      1,488         1,743           3,173         3,463
                                  -----------   -----------     -----------   -----------

Net income                        $     2,851   $     3,339     $     6,077   $     6,634
                                  ===========   ===========     ===========   ===========

Basic net earnings per share      $      0.32   $      0.37     $      0.68   $      0.73
                                  ===========   ===========     ===========   ===========

Shares used in computing basic
   net earnings per share           8,978,576     9,050,091       8,911,628     9,042,530
                                  ===========   ===========     ===========   ===========

Diluted net earnings per share    $      0.30   $      0.35    $       0.64   $      0.69
                                  ===========   ===========     ===========   ===========

Shares used in computing diluted
   net earnings per share           9,582,100     9,598,597       9,552,675     9,578,642
                                  ===========   ===========     ===========   ===========




          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,                 JUNE 30,
                            ------------------------- ------------------------

                               1998          1999         1998            1999
                            -----------  -----------  -----------  -----------

Net income                  $     2,851  $     3,339  $     6,077  $     6,634

Other comprehensive loss:
  Foreign currency
    translation adjustment         (217)        (727)          (1)      (1,009)
                            -----------  -----------  -----------   ----------

Comprehensive income        $     2,634  $     2,612  $     6,076   $    5,625
                            ===========  ===========  ===========   ==========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                     -------------------------
                                                         1998         1999
                                                     -----------   -----------

Cash flows from operating activities:
    Net income                                       $     6,077   $     6,634
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                    3,101         4,263
          Deferred income taxes                               --             2
          Changes in assets and liabilities:
             Accounts receivable                          (1,578)         (206)
             Inventories                                    (454)          211
             Accounts payable                              1,446          (977)
             Accrued royalties                               (40)         (125)
             Accrued expenses                             (1,436)       (1,242)
             Accrued income taxes                            737          (995)
             Deferred revenues                              (350)       (2,003)
             Other                                           (55)       (1,261)
                                                     -----------   -----------

Net cash provided by operating activities                  7,448        4,301
                                                     -----------   -----------

Cash flows from investing activities:
     Capital expenditures, net                            (4,935)       (3,204)
     Capitalized software development costs               (1,920)       (2,368)
     Net payments for acquisitions                           (48)           --
                                                     -----------   -----------

Net cash used in investing activities                     (6,903)       (5,572)
                                                     -----------   -----------

Cash flows from financing activities:
     Net repayments on notes payable                         (71)       (1,000)
     Net proceeds from issuance of common stock            1,235           328
     Income tax benefit from stock option exercises          222            --
                                                     -----------   -----------

Net cash provided by (used in) financing activities        1,386          (672)
                                                     -----------   -----------

Net change in cash and cash equivalents                    1,931        (1,943)
Cash and cash equivalents at beginning of period           8,079        14,912
                                                     -----------   -----------
Cash and cash equivalents at end of period           $    10,010   $    12,969
                                                     ===========   ===========

Supplemental disclosures of cash flow information:
     Interest paid                                   $        91   $       334
     Income taxes paid                                     3,122         3,774
                                                     ===========   ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:

                                    PERCENTAGE OF NET REVENUES    PERCENTAGE OF NET REVENUES
                                    -------------------------      -------------------------
                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JUNE 30,                      JUNE 30,
                                    -------------------------      -------------------------
                                        1998          1999             1998         1999
                                    -----------   -----------      -----------   -----------
Statement of Income Data:
Net revenues:
      Desktop products                       74%           75%              73%           75%
      Large System products                  13%           13%              14%           13%
      Other products and services            13%           12%              13%           12%
                                    -----------   -----------      -----------   -----------

Net revenues                                100%          100%             100%          100%
Cost of revenues                              9%            9%               9%            9%
                                    -----------   -----------      -----------   -----------

Gross profit                                 91%           91%              91%           91%

Operating expenses:
      Sales and marketing                    52%           49%              51%           50%
      Product development                    16%           18%              17%           18%
      General and administrative              8%            8%               7%            7%
                                    -----------   -----------      -----------   -----------

Operating expenses                           76%           75%              75%           75%
                                    -----------   -----------      -----------   -----------

Operating income                             15%           16%              16%           16%
Other income (expense):
      Net interest income                --           --                --            --
      Other income (expense)             --                (1%)         --                (1%)
                                    -----------   -----------      -----------   -----------

Other income (expense)                   --                (1%)         --                (1%)
                                    -----------   -----------      -----------   -----------

Income before income taxes                   15%           15%              16%           15%
Income tax expense                            5%            5%               5%            5%
                                    -----------   -----------      -----------   -----------

Net income                                   10%           10%              11%           10%
                                    ===========   ===========      ===========   ===========


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1999.

Net Revenues. Net Revenues were $29,158,000 in the three months ended June 30, 1998 and $33,313,000 in the three months ended June 30, 1999, an increase of 14%. Revenues from products designed for desktop computers increased $3,622,000 (17%) over the corresponding period in 1998. In addition, revenues from annual license renewals of desktop products increased by $1,226,000, reflecting a $1,199,000 increase in annual license renewals for SPSS for Windows. Revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products") increased $576,000 (16%) compared to the corresponding period in 1998. Other products and services revenues decreased 1% due to a reduction in consulting and publication revenues. Revenues for the second quarter of 1999 were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $2,574,000 in the three months ended June 30, 1998 and $3,126,000 in the three months ended June 30, 1999, an increase of 21%. Such costs increased due to higher cost of goods sold resulting from increased sales, increased amortization of capitalized software and increased royalty expense. As a percentage of net revenues, cost of revenues remained constant at 9%.

Sales and Marketing. Sales and marketing expenses were $15,259,000 in the three months ended June 30, 1998 and $16,157,000 in the three months ended June 30, 1999, an increase of 6%. This increase was due to the addition of the former Integral Solutions Limited ("ISL") and Surveycraft Pty Ltd. (Surveycraft) sales, marketing and services personnel, expansion of the domestic and international sales organizations, higher cost of new, more senior sales personnel and increased consulting expenses. These costs were partially offset by a reduction in advertising and printing expenses. As a percentage of net revenues, such expenses decreased from 52% to 49%.

Product Development. Product development expenses were $4,787,000 in the three months ended June 30, 1998 and $6,101,000 (net of capitalized software development costs of $511,000 and $607,000) in the three months ended June 30, 1999, an increase of 27%. In the corresponding periods in 1998 and 1999, SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $518,000 and $681,000, respectively. The increase in product development expenses was primarily due to addition of the ISL development group, other additions to the product development staff and increases in staff compensation. As a percentage of net revenues, product development expenses increased from 16% to 18%.

General and Administrative. General and administrative expenses were $2,221,000 in the three months ended June 30, 1998 and $2,503,000 in the three months ended June 30, 1999, an increase of 13%. Such expenses increased primarily due to the addition of amortization expense related to ISL and Surveycraft intangibles and an increased administrative staff. As a percentage of net revenues, general and administrative expenses remained constant at 8%.

Net Interest Income (Expense). Net interest income (expense) was $59,000 in the three months ended June 30, 1998 and ($94,000) in the three months ended June 30, 1999. This unfavorable variance was primarily due to the interest expense on the line-of-credit borrowing during the three months ended June 30, 1999 compared to no borrowing on the line-of-credit during the comparable period of 1998.

Other Expense. Other expense was $37,000 in the three months ended June 30, 1998 and $250,000 in the three months ended June 30, 1999. Such transactions consist of foreign currency transactions.

Provision for Income Taxes. Provision for income taxes was $1,488,000 in the three months ended June 30, 1998 and $1,743,000 in the three months ended June 30, 1999. During 1998 and 1999, the provision for income taxes represented an effective tax rate of approximately 34.3%.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1999.

Net Revenues. Net Revenues were $57,658,000 in the six months ended June 30, 1998 and $65,861,000 in the six months ended June 30, 1999, an increase of 14%. Revenues from products designed for desktop computers increased $7,042,000 (17%) over the corresponding period in 1998. In addition, revenues from annual license renewals of desktop products increased by $1,828,000, reflecting a $1,933,000 increase in annual license renewals for SPSS for Windows. Revenues from products designed for mainframes, minicomputers, and UNIX workstations increased $591,000 (7%) compared to the corresponding period in 1998. Other products and services revenues increased 8% due to growth in training and consulting revenues partially offset by a reduction in publication revenues. Revenues for the six months of 1999 were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $5,009,000 in the six months ended June 30, 1998 and $5,809,000 in the six months ended June 30, 1999, an increase of 16%. Such costs increased due to higher cost of goods sold resulting from increased sales, increased amortization of capitalized software and increased royalty expense . As a percentage of net revenues, cost of revenues remained constant at 9%.

Sales and Marketing. Sales and marketing expenses were $29,540,000 in the six months ended June 30, 1998 and $32,914,000 in the six months ended June 30, 1999, an increase of 11%. This increase was due to the addition of ISL and Surveycraft sales, marketing and services personnel, expansion of the domestic and international sales organizations, higher cost of new, more senior sales personnel and increased consulting expenses. These expenses were partially offset by reductions in advertising and printing expenses. As a percentage of net revenues, such expenses decreased from 51% to 50%.

Product Development. Product development expenses were $9,741,000 in the six months ended June 30, 1998 and $11,740,000 (net of capitalized software development costs of $1,027,000 and $920,000) in the six months ended June 30, 1999, an increase of 21%. SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $969,000 in the six months ended June 30, 1998 and $1,331,000 in the six months ended June 30, 1999. The increase in product development expenses was primarily due to the addition of the ISL development group, other additions to the product development staff and increases in staff compensation. As a percentage of net revenues, product development expenses increased from 17% to 18%.

General and Administrative. General and administrative expenses were $4,005,000 in the six months ended June 30, 1998 and $4,715,000 in the six months ended June 30, 1999, an increase of 18%. Such expenses increased primarily due to the addition of amortization expense related to ISL and Surveycraft intangibles and an increased administrative staff. As a percentage of net revenues, general and administrative expenses remained constant at 7%.

Net Interest Income (Expense). Net interest income (expense) was $86,000 in the six months ended June 30, 1998 and ($169,000) in the six months ended June 30, 1999. This unfavorable variance was primarily due to the interest expense on the line-of-credit borrowing during the six months ended June 30, 1999 compared to no borrowing on the line-of-credit during the comparable period of 1998.

Other Expense. Other expense was $199,000 in the six months ended June 30, 1998 and $417,000 in the six months ended June 30, 1999. Such transactions consist of foreign currency transactions.

Provision for Income Taxes. Provision for income taxes was $3,173,000 in the six months ended June 30, 1998 and $3,463,000 in the six months ended June 30, 1999. During 1998 and 1999, the provision for income taxes represented an effective tax rate of approximately 34.3%.


LIQUIDITY AND CAPITAL RESOURCES

SPSS' long-term debt as of June 30, 1999 is a mortgage on property in the United Kingdom. As of June 30, 1999, SPSS held approximately $12,969,000 of cash and short-term investments.

Funds in the first six months of 1999 were provided by operations and offset by payments for acquisition related charges from SPSS' acquisitions of Quantime Limited, In2itive Technologies A/S, Surveycraft and ISL. Capital expenditures included, among other things, new computer systems for use in internal product development and sales.

In May 1998, SPSS entered into a new loan agreement (the "Agreement") with American National Bank and Trust Company of Chicago ("American National") to replace its existing agreement with Bank of America, N.T.S.A. Under the Agreement, SPSS has an available

$10,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of June 30, 1999, SPSS had $8,000,000 outstanding under this line of credit. SPSS' Agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts SPSS' ability to:

     -   incur additional indebtedness;
     -   create liens on assets;
     -   make investments;
     - engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity;
     -   sell assets;
     -   engage in certain transactions with affiliates; and
     - amend its organizational documents or make changes in capital structure.

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

INTERNATIONAL OPERATIONS

Revenues from international operations were 52% of total net revenues in the three months ended June 30, 1999 compared to 47% in the three months ended June 30, 1998. For the first six months, revenues from international operations were 54% in 1999 compared to 50% in 1998. The portion of revenues attributable to international operations were negatively affected by changes in foreign currency exchange rates. Net corporate revenues increased 14% in the three and six month periods ended June 30, 1999 when compared to the three and six month periods ended June 30, 1998. Net of the effects of changes in foreign currency rates, the increase would have been approximately 15% and 14% for the three and six months ended June 30, 1999 when compared to the three and six months ended June 30, 1998, respectively.

SAFE HARBOR

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such statements involve known and unknown risks and uncertainties which may cause SPSS' actual results, performance or achievements, or industry results, to be materially different than any future results, performance or achievements expressed or implied in or by such forward-looking statements. By way of example and not limitation, known risks and uncertainties include SPSS' ability to successfully integrate or improve the performance of acquired businesses, changes in market conditions or product demand, competition and currency fluctuations, changes in product release schedules and product acceptance. In light of these and other risks and uncertainties, the inclusion of forward-looking statements in this report should not be regarded as a representation by SPSS that any future results, performance or achievements will be attained.

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

To address the year 2000 issue, SPSS assembled a committee of representatives from all divisions and operating areas in early 1998. An inventory of the readiness of all major IT and non-IT systems has been completed and SPSS is in the process of testing and replacing non-compliant systems. This process is expected to be completed by September 1999. Likewise, SPSS has been testing the software it sells to third parties. The year 2000 compliance of SPSS products is detailed at SPSS' Web Site at www.spss.com. Finally, SPSS has sent compliance questionnaires to all its major suppliers. Virtually all have responded and most of those responding signed the standard compliance letter, as SPSS requested. Those responding suppliers that did not sign the SPSS standard compliance letter instead provided their own year 2000 compliance materials. These materials have been forwarded to the appropriate members of SPSS' year 2000 committee for evaluation. Thus far, the SPSS year 2000 committee has not encountered any material issues. The SPSS year 2000 committee will be developing contingency plans in the event of year 2000 non-compliance and expects to have this completed by September 1999.

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

Given these risks, SPSS is developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 non-compliance. It is currently estimated that the aggregate cost of SPSS' year 2000 efforts will be approximately $1.25 million to $1.5 million, of which $1,000,000 has been incurred to date. These costs do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on June 16, 1999. The following persons were nominated and elected to serve as Directors of the Company for a term of three years or until their successors have been duly elected and qualified:

               Nominee                 For                        Withheld
               -------                 ---                        --------

               Norman Nie            8,004,054                     49,028
               Bernard Goldstein     8,033,981                     49,101

          In addition, Merritt Lutz, Jack Noonan and Michael Blair remained as Directors of the Company after the meeting.

          Furthermore, the Company's appointment of KPMG LLP to serve as its independent auditor for fiscal year 1999 was ratified, at the Meeting, in accordance with the following votes:

                 For                  Against                      Abstain
                 ---                  -------                      -------

               8,031,210               5,615                       16,257

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are underlined in the following list.)

                                                              Incorporation
Exhibit                                                       by Reference
Number    Description of Document                             (if applicable)
------    -----------------------
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

 10.1     Third Amended and Restated 1995 Equity Incentive Plan

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



-------------------------------


  * Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732)

 ** Previously filed with SPSS' Registration Statement on Form 8-A filed on June 18, 1998

  + Previously filed with SPSS' 10-Q Quarterly Report for the quarterly period ended June 30, 1998.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed by SPSS during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    SPSS INC.



DATE:     AUGUST 13, 1999           BY:  /s/ JACK NOONAN
                                    ------------------------------------------
                                    JACK NOONAN
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE:     AUGUST 13, 1999           BY:  /s/ EDWARD HAMBURG
                                    ------------------------------------------
                                    EDWARD HAMBURG
                                    EXECUTIVE VICE-PRESIDENT, CORPORATE
                                    OPERATIONS AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                                Page
Number    Description of Document                                     Number
------    -----------------------                                     ------

10.1      Third Amended and Restated 1995 Equity Incentive Plan

15.1      Acknowledgement of Independent Certified Public
          Accountants Regarding Independent Auditors' Review
          Report

27.1      Financial Data Schedule