Form 10-Q
period 1999-09-30
SPSS INC
filed 1999-11-15
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

         AS OF NOVEMBER 10, 1999, THERE WERE 9,069,805 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              INDEPENDENT AUDITORS' REVIEW REPORT                           3

              CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 1998 AND
              SEPTEMBER 30, 1999 (UNAUDITED)                                4

              CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
              1998 (UNAUDITED) AND 1999 (UNAUDITED)                         5

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE
              INCOME FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 1998 (UNAUDITED) AND 1999 (UNAUDITED)           6

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              NINE MONTHS ENDED SEPTEMBER 30, 1998
              (UNAUDITED) AND 1999 (UNAUDITED)                              7

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION                  9

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                            15

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            16


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             16

ITEM 1.       FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of September 30, 1999 and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 1998 and 1999 and the related consolidated statements of cash flows for the nine-months ended September 30, 1998 and 1999. These consolidated financial statements are the responsibility of SPSS Inc.
management.

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




/s/ KPMG LLP

Chicago, Illinois
November 2, 1999

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                                   1998           1999
                                                                               ------------  -------------
                                     ASSETS                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                   $ 14,912       $ 12,075
     Accounts receivable, net of allowances                                        33,825         37,845
     Inventories                                                                    2,871          3,019
     Deferred income taxes                                                          2,183          2,183
     Prepaid expenses and other current assets                                      2,304          2,920
                                                                                 --------       --------
          Total current assets                                                     56,095         58,042
                                                                                 --------       --------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Land and building                                                              1,721          1,703
     Furniture, fixtures, and office equipment                                      7,252          7,624
     Computer equipment and software                                               23,068         25,947
     Leasehold improvements                                                         6,434          7,501
                                                                                 --------       --------
                                                                                   38,475         42,775
     Less accumulated depreciation and amortization                                22,783         25,781
                                                                                 --------       --------
Net equipment and leasehold improvements                                           15,692         16,994
                                                                                 --------       --------
Capitalized software development costs, net of accumulated amortization            10,658         11,980
Goodwill, net of accumulated amortization                                           5,110          4,717
Other assets                                                                        3,734          3,366
                                                                                 --------       --------
                                                                                 $ 91,289       $ 95,099
                                                                                 ========       ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                               $  9,000       $  8,000
     Accounts payable                                                               6,146          5,815
     Accrued royalties                                                                571            435
     Accrued rent                                                                     847          1,006
     Other accrued liabilities                                                     10,431          8,340
     Income taxes and value added taxes payable                                     5,822          3,521
     Customer advances                                                                579          1,106
     Deferred revenues                                                             10,310          8,881
                                                                                 --------       --------

          Total current liabilities                                                43,706         37,104
                                                                                 --------       --------

Deferred income taxes                                                               2,638          1,772
Other non-current liabilities                                                       1,222          1,095
STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares authorized; 9,029,326 and
       9,065,060 shares issued and outstanding in 1998 and
       1999, respectively                                                              90             91
     Additional paid-in capital                                                    47,054         47,514
     Accumulated other comprehensive income                                          (877)          (770)
     Retained earnings (accumulated deficit)                                       (2,544)         8,293
                                                                                 --------       --------

          Total stockholders'  equity                                              43,723         55,128
                                                                                 --------       --------
                                                                                 $ 91,289       $ 95,099
                                                                                 ========       ========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)


                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                      -------------------------    --------------------------

                                          1998          1999           1998           1999
                                      -----------   -----------    -----------    -----------
Net revenues:
      Desktop products                $    21,328   $    25,635    $    63,487    $    74,836
      Large System products                 3,981         4,229         11,973         12,812
      Other products and services           4,302         4,401         11,809         12,478
                                      -----------   -----------    -----------    -----------

Net revenues                               29,611        34,265         87,269        100,126
Cost of revenues                            2,516         3,253          7,525          9,062
                                      -----------   -----------    -----------    -----------

Gross profit                               27,095        31,012         79,744         91,064
                                      -----------   -----------    -----------    -----------

Operating expenses:
      Sales and marketing                  14,108        15,961         43,648         48,875
      Product development                   5,334         6,499         15,075         18,239
      General and administrative            2,620         2,413          6,625          7,128
                                      -----------   -----------    -----------    -----------

Operating expenses                         22,062        24,873         65,348         74,242
                                      -----------   -----------    -----------    -----------

Operating income                            5,033         6,139         14,396         16,822
                                      -----------   -----------    -----------    -----------

Other income (expense):
      Net interest income (expense)            85          (335)           171           (504)
      Other income (expense)                  153           595            (46)           178
                                      -----------   -----------    -----------    -----------

Other income (expense)                        238           260            125           (326)
                                      -----------   -----------    -----------    -----------

Income before income taxes                  5,271         6,399         14,521         16,496
Income tax expense                          1,807         2,195          4,980          5,658
                                      -----------   -----------    -----------    -----------

Net income                            $     3,464   $     4,204    $     9,541    $    10,838
                                      ===========   ===========    ===========    ===========

Basic net earnings per share          $      0.38   $      0.46    $      1.07    $      1.20
                                      ===========   ===========    ===========    ===========

Shares used in computing basic
   net earnings per share               9,022,720     9,059,623      8,949,088      9,048,232
                                      ===========   ===========    ===========    ===========

Diluted net earnings per share        $      0.36   $      0.43    $      1.00    $      1.13
                                      ===========   ===========    ===========    ===========

Shares used in computing diluted
   net earnings per share               9,591,083     9,736,705      9,565,561      9,629,516
                                      ===========   ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                               ------------------   ------------------

                                                 1998       1999      1998       1999
                                               -------    -------   -------    -------
Net income                                     $ 3,464    $ 4,204   $ 9,541    $10,838

Other comprehensive income (loss):
     Foreign currency translation adjustment      (106)     1,116      (107)       107
                                               -------    -------   -------    -------

Comprehensive income                           $ 3,358    $ 5,320   $ 9,434    $10,945
                                               =======    =======   =======    =======




          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      --------------------
                                                        1998        1999
                                                      --------    --------

Cash flows from operating activities:
    Net income                                        $  9,541    $ 10,838
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
          Depreciation and amortization                  4,815       6,419
          Deferred income taxes                           --          (866)
          Changes in assets and liabilities:
             Accounts receivable                          (288)     (4,020)
             Inventories                                  (249)       (148)
             Accounts payable                              188        (331)
             Accrued royalties                             (32)       (136)
             Accrued expenses                           (1,097)     (1,932)
             Accrued income taxes                        2,222      (2,301)
             Deferred revenues                          (1,080)     (1,429)
             Other                                        (199)       (354)
                                                      --------    --------

Net cash provided by operating activities               13,821       5,740
                                                      --------    --------

Cash flows from investing activities:
    Capital expenditures, net                           (7,551)     (4,494)
    Capitalized software development costs              (2,893)     (3,543)
    Net payments for acquisitions                          (72)       --
                                                      --------    --------

Net cash used in investing activities                  (10,516)     (8,037)
                                                      --------    --------

Cash flows from financing activities:
    Net repayments on notes payable                        (71)     (1,000)
    Net proceeds from issuance of common stock           1,303         375
    Income tax benefit from stock option exercises         314          85
                                                      --------    --------

Net cash provided by (used in) financing activities      1,546        (540)
                                                      --------    --------

Net change in cash and cash equivalents                  4,851      (2,837)
Cash and cash equivalents at beginning of period         8,079      14,912
                                                      --------    --------
Cash and cash equivalents at end of period            $ 12,930    $ 12,075
                                                      ========    ========

Supplemental disclosures of cash flow information:
    Interest paid                                     $    161    $    762
    Income taxes paid                                    3,995       9,501
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

NOTE 2 - LOAN AGREEMENT

See management discussion under "Liquidity and Capital Resources" for revision of SPSS' loan agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:

                                               PERCENTAGE OF NET REVENUES         PERCENTAGE OF NET REVENUES
                                             -------------------------------    -------------------------------
                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                             -------------------------------    -------------------------------
                                                  1998            1999              1998            1999
                                             --------------  ---------------    -------------  ----------------

     Statement of Income Data:
     Net revenues:
          Desktop products                             72%              75%              73%               75%
          Large System products                        13%              12%              14%               13%
          Other products and services                  15%              13%              13%               12%
                                             --------------  ---------------    -------------  ----------------

     Net revenues                                     100%             100%             100%              100%
     Cost of revenues                                   8%               9%               9%                9%
                                             --------------  ---------------    -------------  ----------------

     Gross profit                                      92%              91%              91%               91%

     Operating expenses:
          Sales and marketing                          48%              47%              50%               49%
          Product development                          18%              19%              17%               18%
          General and administrative                    9%               7%               8%                7%
                                             --------------  ---------------    -------------  ----------------

     Operating expenses                                75%              73%              75%               74%
                                             --------------  ---------------    -------------  ----------------

     Operating income                                  17%              18%              16%               17%
     Other income (expense):
          Net interest income (expense)                --               (1%)              1%               (1%)
          Other income (expense)                        1%               2%              --                --
                                             --------------  ---------------    -------------  ----------------

     Other income (expense)                             1%               1%               1%               (1%)
                                             --------------  ---------------    -------------  ----------------

     Income before income taxes                        18%              19%              17%               16%
     Income tax expense                                 6%               7%               6%                5%
                                             --------------  ---------------    -------------  ----------------

     Net income                                        12%              12%              11%               11%
                                             ==============  ===============    =============  ================

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

Net Revenues. Net Revenues were $29,611,000 in the three months ended September 30, 1998 and $34,265,000 in the three months ended September 30, 1999, an increase of 16%. Revenues from products designed for desktop computers ("Desktop products") increased $4,307,000 (20%) over the corresponding period in 1998. In addition, revenues from annual license renewals of Desktop products increased by $1,761,000, reflecting a $1,474,000 increase in annual license renewals for SPSS for Windows. Revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products") increased $248,000 (6%) compared to the corresponding period in 1998. Other products and services revenues increased 2% due to an increase in consulting and training revenues offset partially by reduced royalties from publication sales. Revenues for the third quarter of 1999 were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $2,516,000 in the three months ended September 30, 1998 and $3,253,000 in the three months ended September 30, 1999, an increase of 29%. Such costs increased due to higher cost of goods sold resulting from increased sales, increased amortization of capitalized software and increased royalty expense. As a percentage of net revenues, cost of revenues increased from 8% to 9%.

Sales and Marketing. Sales and marketing expenses were $14,108,000 in the three months ended September 30, 1998 and $15,961,000 in the three months ended September 30, 1999, an increase of 13%. This increase was due to the addition of the former Integral Solutions Limited ("ISL") and Surveycraft Pty. Ltd. ("Surveycraft") sales, marketing and services personnel, expansion of the domestic and international sales organizations, higher cost of new, more senior sales personnel and increased consulting expenses. These costs were partially offset by a reduction in advertising and printing expenses. As a percentage of net revenues, such expenses decreased from 48% to 47%.

Product Development. Product development expenses were $5,334,000 (net of capitalized software development costs of $499,000) in the three months ended September 30, 1998 and $6,499,000 (net of capitalized software development costs of $712,000) in the three months ended September 30, 1999, an increase of 22%. SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $480,000 in the three months ended September 30, 1998 and $891,000 in the three months ended September 30, 1999. The increase in product development expenses was primarily due to addition of the ISL development group, other additions to the product development staff and increases in staff compensation. As a percentage of net revenues, product development expenses increased from 18% to 19%.

General and Administrative. General and administrative expenses were $2,620,000 in the three months ended September 30, 1998 and $2,413,000 in the three months ended September 30, 1999, a decrease of 8%. Such expenses decreased primarily due to a drop in charges for bad debt and other office management costs. This decline was partially offset by the addition of amortization expense related to ISL and Surveycraft intangibles and an increased administrative staff. As a percentage of net revenues, general and administrative expenses decreased from 9% to 7%.

Net Interest Income (Expense). Net interest income (expense) was $85,000 in the three months ended September 30, 1998 and ($335,000) in the three months ended September 30, 1999. This unfavorable variance was primarily due to interest expense relating to the 1995 and 1996 Internal Revenue Service audits and interest expense on the line-of-credit borrowing during the three months ended September 30, 1999 compared to no borrowings on the line-of-credit during the comparable period of 1998.

Other Income. Other income was $153,000 in the three months ended September 30, 1998 and $595,000 in the three months ended September 30, 1999. Such transactions consist of foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $1,807,000 in the three months ended September 30, 1998 and $2,195,000 in the three months ended September 30, 1999. During 1998 and 1999, the provision for income taxes represented an effective tax rate of approximately 34.3%.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

Net Revenues. Net Revenues were $87,269,000 in the nine months ended September 30, 1998 and $100,126,000 in the nine months ended September 30, 1999, an increase of 15%. Revenues from products designed for desktop computers ("Desktop products") increased $11,349,000 (18%) over the corresponding period in 1998. In addition, revenues from annual license renewals of Desktop products increased by $3,689,000, reflecting a $3,407,000 increase in annual license renewals for SPSS for Windows. Revenues from products designed for mainframes, minicomputers, and UNIX workstations ("Large System products") increased $839,000 (7%) compared to the corresponding period in 1998. Other products and services revenues increased 6% due to growth in training and consulting revenues partially offset by a reduction in publication revenues. Revenues for the nine months of 1999 were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $7,525,000 in the nine months ended September 30, 1998 and $9,062,000 in the nine months ended September 30, 1999, an increase of 20%. Such costs increased due to higher cost of goods sold resulting from increased sales, increased amortization of capitalized software and increased royalty expense. As a percentage of net revenues, cost of revenues remained constant at 9%.

Sales and Marketing. Sales and marketing expenses were $43,648,000 in the nine months ended September 30, 1998 and $48,875,000 in the nine months ended September 30, 1999, an increase of 12%. This increase was due to the addition of the former ISL and Surveycraft sales, marketing and services personnel, expansion of the domestic and international sales organizations, higher cost of new, more senior sales personnel and increased consulting expenses. These expenses were partially offset by reductions in advertising and printing expenses. As a percentage of net revenues, such expenses decreased from 50% to 49%.

Product Development. Product development expenses were $15,075,000 (net of capitalized software development costs of $1,526,000) in the nine months ended September 30, 1998 and $18,239,000 (net of capitalized software development costs of $1,632,000) in the nine months ended September 30, 1999, an increase of 21%. In the corresponding period in 1998, SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,449,000 and in the corresponding period in 1999, SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues was $2,222,000. The increase in product development expenses was primarily due to addition of the

ISL development group, other additions to the product development staff and increases in staff compensation. As a percentage of net revenues, product development expenses increased from 17% to 18%.

General and Administrative. General and administrative expenses were $6,625,000 in the nine months ended September 30, 1998 and $7,128,000 in the nine months ended September 30, 1999, an increase of 8%. Such expenses increased primarily due to the addition of amortization expense related to ISL and Surveycraft intangibles and an increased administrative staff and increased bad debt expense. As a percentage of net revenues, general and administrative expenses decreased from 8% to 7%.

Net Interest Income (Expense). Net interest income (expense) was $171,000 in the nine months ended September 30, 1998 and ($504,000) in the nine months ended September 30, 1999. This unfavorable variance was primarily due to the interest expense relating to the 1995 and 1996 Internal Revenue Service audits and interest expense on the line-of-credit borrowing during the nine months ended September 30, 1999 compared to no borrowings on the line-of-credit during the comparable period of 1998.

Other Income (Expense). Other income (expense) was ($46,000) in the nine months ended September 30, 1998 and $178,000 in the nine months ended September 30, 1999. Such transactions consist of foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $4,980,000 in the nine months ended September 30, 1998 and $5,658,000 in the nine months ended September 30, 1999. During 1998 and 1999, the provision for income taxes represented an effective tax rate of approximately 34.3%.


LIQUIDITY AND CAPITAL RESOURCES

SPSS' other non-current liabilities as of September 30, 1999 represents a mortgage on property in the United Kingdom. As of September 30, 1999, SPSS held approximately $12,075,000 of cash and short-term investments.

Funds in the first nine months of 1999 were provided by operations. Capital expenditures included, among other things, new computer systems for use in internal product development and sales.

In June 1999, SPSS revised its loan agreement with American National Bank and Trust Company of Chicago to replace its existing agreement with Bank of America, N.T.S.A. Under the loan agreement, SPSS has an available $10,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of September 30, 1999, SPSS had $8,000,000 outstanding under this line of credit. SPSS' agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts SPSS' ability to:
     -    incur additional indebtedness,
     -    create liens on assets,
     -    make investments,
     - engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity,
     -    sell assets,
     -    engage in certain transactions with affiliates and
     - amend its organizational documents or make changes in capital structure and
     - be Year 2000 compliant in software and other information processing capabilities.

Also in June 1999, SPSS entered into the First Amendment to the agreement with American National. This amendment makes an additional $10,000,000 available to SPSS for the acquisition of assets and further requires that SPSS:
     -    meet all original requirements of the Agreement and
     - give American National the opportunity to use any proceeds from a public offering of equity or debt securities to retire outstanding amounts on the line of credit.

SPSS anticipates that amounts available under its lines of credit, existing sources of liquidity and cash flows generated from operations will be sufficient to fund SPSS' operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms, or at all.

INTERNATIONAL OPERATIONS

Revenues from international operations were 47% of total net revenues in the three months ended September 30, 1999 compared to 44% in the three months ended September 30, 1998. For the first nine months, revenues from international operations were 51% compared to 48% in 1998. The portion of revenues attributable to international operations were negatively affected by changes in foreign currency exchange rates. Net corporate revenues increased 16% in the three month period ended September 30, 1999, when compared to the three month period ended September 30, 1998, and increased 15% in the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998. Net of the effects of changes in foreign currency rates, the increase would have been approximately 14% for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998 and 14% for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998.

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

To address the year 2000 issue, SPSS assembled a committee of representatives from all divisions and operating areas in early 1998. An inventory of the readiness of all major IT and non-IT systems has been completed and SPSS is in the process of testing and replacing non-compliant systems. This process is expected to be completed in November 1999. Likewise, SPSS has been testing the software it sells to third parties. The year 2000 compliance of SPSS products is detailed at SPSS' Web Site at www.spss.com. Finally, SPSS has sent compliance question letters to all its major suppliers. Virtually all have responded and most of those responding signed the standard compliance letter, as SPSS requested. Those responding suppliers that did not sign the SPSS standard compliance letter instead provided their own year 2000 compliance materials. These materials have been forwarded to the appropriate members of SPSS' year 2000 committee for evaluation. Most material issues discovered by the committee have already been addressed and the remaining ones are being addressed currently. The SPSS year 2000 committee has developed a contingency plan.

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

Given these risks, SPSS has developed a contingency plan intended to mitigate the possible disruption in business operations that may result from year 2000 non-compliance. It is currently estimated that the aggregate cost of SPSS' year 2000 efforts will be approximately $1.25 million to $1.5 million, of which $1,150,000 has been incurred to date. These costs do not include any costs associated with the implementation of contingency plans.

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

                                                                      Incorporation
Exhibit                                                               by Reference
Number      Description of Document                                   (if applicable)
------      -----------------------                                   ---------------
  3.1       Certificate of Incorporation of SPSS                       * 3.2

  3.2       By-Laws of SPSS                                            * 3.4

  4.2       Rights Agreement, dated June 18, 1998 between             ** Exhibit B
            SPSS Inc. and Harris Trust and Savings Bank

 10.1       Loan Agreement dated June 1, 1999 between
            SPSS and American National Bank and Trust
            Company of Chicago

 10.2       First Amendment to Loan Agreement dated
            June 1, 1999 between SPSS and American National
            Bank and Trust Company of Chicago

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



-------------------------------



* Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993 (Registration No. 33-64732)

** Previously filed with SPSS' Registration Statement on Form 8-A filed on June 18, 1998

 + Previously filed with SPSS' 10-Q Quarterly Report for the quarterly period ended June 30, 1998.

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by SPSS during the fiscal quarter ended September 30, 1999.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                      SPSS INC.



DATE:       NOVEMBER 12, 1999         BY: /s/ JACK NOONAN
                                      -----------------------------------------
                                      JACK NOONAN
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE:       NOVEMBER 12, 1999         BY: /s/ EDWARD HAMBURG
                                      -----------------------------------------
                                      EDWARD HAMBURG
                                      EXECUTIVE VICE-PRESIDENT, CORPORATE
                                      OPERATIONS AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit                                                                 Page
Number     Description of Document                                     Number
------     -----------------------                                     ------

 10.1      Loan Agreement dated June 1, 1999 between SPSS and
           American National Bank and Trust Company of Chicago

 10.2 First Amendment to Loan Agreement dated June 1, 1999 between SPSS and American National Bank and Trust
           Company of Chicago

 15.1      Acknowledgement of Independent Certified Public
           Accountants Regarding Independent Auditors' Review
           Report

 27.1      Financial Data Schedule