Form 10-K
period 1999-12-31
SPSS INC
filed 2000-03-30
CIK 869570

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


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

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED UPON THE PER SHARE CLOSING SALE PRICE OF $31.6875 ON MARCH 17, 2000, AND FOR THE PURPOSE OF THIS CALCULATION ONLY, THE ASSUMPTION THAT ALL REGISTRANT'S DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES) WAS APPROXIMATELY $266 MILLION.

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01, AS OF MARCH 17, 2000, WAS 9,731,764.


================================================================================

                                    SPSS INC.

                                TABLE OF CONTENTS

PART I

Item 1.           Business.......................................................................          3

Item 2.           Properties.....................................................................         19

Item 3.           Legal Proceedings..............................................................         19

Item 4.           Submission of Matters to a Vote of Security Holders............................         19

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                     Matters.....................................................................         20

Item 6.           Selected Consolidated Financial Data...........................................         21
Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................         22

Item 7A.          Quantitative and Qualitative Disclosures About Market Risks....................         28

Item 8.           Financial Statements and Supplementary Data....................................         29

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..........................................         53

PART III

Item 10.          Directors and Executive Officers of the Registrant.............................         53

Item 11.          Executive Compensation.........................................................         56

Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management...................................................................         63

Item 13.          Certain Relationships and Related Transactions.................................         65

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K..................................................................         66

         The following trademarks and service marks appear in this Annual
Report: SPSS(R), Clementine(R), Clementine Solution Publisher(TM), AnswerTree(R), Jandel(TM), Quantime(TM), Surveycraft(TM), SmartScore(TM), SYSTAT(R), SigmaPLOT(R), VERBASTAT(TM), VentoMap(TM), Vento(TM), CLEAR(R), and AllCLEAR(R). SPSS has filed a trademark application for the marks DecisionTIME AND SmartViewer. SPSS also has a foreign trademark registration for In2itive Technologies(R) in Denmark.

                                    SPSS INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements that involve risks and uncertainties that could cause the results of SPSS Inc. and its subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production, and acceptance of new products and services, market conditions, competition, the flow of products into third-party distribution channels, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "will," and similar expressions, as they relate to SPSS or its management, may identify forward-looking statements. Such statements reflect the current views of SPSS with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. SPSS does not intend to update these forward-looking statements.


                                     PART I

ITEM 1. BUSINESS

GENERAL

         SPSS Inc. was incorporated in Illinois in 1975 under the name "SPSS, Inc." and was reincorporated in Delaware in May 1993 under the name "SPSS Inc." Unless the context otherwise requires, the term "SPSS" or "the Company" refers to SPSS Inc., a Delaware corporation, its Illinois predecessor, and its subsidiaries. SPSS is a multinational company that provides software and professional services for discovering what customers want and predicting what they will do. The Company's products and services, individually and in combination, are primarily used by commercial organizations to integrate and analyze market, customer, and operational data in the process of formulating strategies and programs to interact with their customers more effectively. This process is commonly called "data mining" or "data analysis using advanced analytical techniques."

         Especially when combined into comprehensive analytical solutions, SPSS products and professional services enable commercial organizations to better target their marketing and sales programs, including:

         o        attracting new customers more efficiently;

         o increasing sales to existing customers by improving cross-selling, up-selling, and retention;

         o        forecasting and monitoring results, such as sales performance;

         o        facilitating more effective electronic commerce; and

         o        better allocating scarce resources across marketing programs.

         In the public sector, SPSS products and services are primarily used for improving interactions with constituents, the detection of fraud and non-compliance, academic research, and teaching data analysis techniques at colleges and universities.

         The Company's products offer:

         o        a wide array of data access and data management capabilities;

         o an extensive range of analytical techniques not found in spreadsheets, query and reporting, or OLAP (On-Line Analytical Processing) software; and

         o various capabilities for the deployment of the results of analyses to decision-makers or their integration into databases, operational systems, and the worldwide web.

The Company's major software products include the SPSS and Clementine product lines for general data mining and analysis (particularly in customer relationship management applications), the Quantime, In2itive, and Surveycraft product lines for professional market research, and the VentoMap product line for business performance measurement. SPSS also markets certain products, most notably SigmaPlot and SYSTAT, primarily for use in scientific research.

         In its 24 years of operation, SPSS has become a widely recognized name in analytical software. The Company plans to leverage this leadership position to take advantage of the increased demand for software and services that enable organizations to systematically analyze and present data for use in decision-making. This increased demand is particularly apparent in decisions related to developing programs for attracting or retaining customers, as well as forecasting and monitoring the results of such programs. The Company's management believes that growth in the availability of data about, and competition for, customers has substantially expanded the market for its solutions. Further contributing to this increased demand are new versions of certain SPSS products that effectively process large volumes of data, other new products for the deployment of analytical results, and new service offerings for the integration and analysis of customer data, especially information collected at web sites.

         In summer 1993, SPSS completed an initial public offering of common stock, $.01 par value. The common stock is listed on the Nasdaq National Market under the symbol "SPSS." In early 1995, the Company and some stockholders sold 1,865,203 shares of common stock in a public offering.

RECENT DEVELOPMENTS

         In April 1997, SPSS entered into a 15-year sublease agreement to sublease approximately 100,000 square feet of space in the Sears Tower in Chicago, Illinois. During 1998, this space became the principal office space of the Company.

         In September 1997, SPSS acquired approximately 97% of the outstanding shares of capital stock of Quantime Limited, a corporation organized under the laws of England in exchange for 863,049 shares of common stock of SPSS. As a result of this transaction, Edward Sherman Ross, formerly a director of Quantime, beneficially acquired 441,635 shares of SPSS common stock. In November 1997, SPSS acquired the remaining shares of capital stock of Quantime in exchange for 28,175 shares of common stock of SPSS. Quantime is a developer of software products for firms in the market research industry. Within SPSS, Quantime is part of a business unit focused exclusively on market research companies worldwide.

         In November 1997, SPSS acquired all of the outstanding shares of capital stock of In2itive Technologies A/S, a corporation organized under the laws of Denmark, in exchange for 140,727 shares of common stock of SPSS. In2itive is a developer of software products for firms in the market research industry. Within SPSS, In2itive joins Quantime as part of a business unit focused exclusively on market research companies worldwide.

         In November 1998, SPSS acquired all of the outstanding shares of capital stock of Surveycraft Pty Ltd., a corporation organized under the laws of Australia, for approximately $1,700,000. Surveycraft is a developer of software products for firms in the market research industry, and was the first such entity to support Asian languages. Within SPSS, Surveycraft joins In2itive and Quantime as part of a business unit focused exclusively on market research companies worldwide.

         On December 31, 1998, SPSS acquired all of the outstanding shares of capital stock of Integral Solutions Limited ("ISL"), a corporation organized under the laws of England, for an aggregate purchase price of approximately $7,000,000. SPSS may be required to make additional payments up to approximately $7,000,000 in future years to the former owners of ISL based upon the attainment of specific operating results. An additional payment of approximately $3,900,000 was made in January 2000. The additional payments will be recorded as an adjustment to the purchase price paid by SPSS for the stock of ISL in the periods in which the payments are determinable. ISL is a developer of software products for data mining. SPSS plans to further develop these ISL products to create a comprehensive data mining workbench targeted at large organizations as part of its overall strategy for more enterprise-wide sales of SPSS software and services.

         On November 29, 1999, SPSS acquired all of the outstanding shares of Vento Software, Inc. in exchange for 546,060 shares of common stock of SPSS. Vento's assets include the VentoMap product line, a series of industry-specific software products for business performance measurement, and a proprietary methodology for the delivery of related professional services. SPSS plans to further develop these Vento products and integrate its data mining capabilities, as well as use the Vento professional services methodology as the basis for expanded consulting activities supporting the implementation of its analytical solutions.

         On December 24, 1999, SPSS acquired the VerbaStat software program from DataStat, S.A., a corporation organized under the laws of Belgium, for approximately $1,000,000. VerbaStat is a software tool for computer aided coding of open-ended survey questions. SPSS plans to further develop this product and integrate its capabilities into its next-generation solution for firms in the market research industry.

INDUSTRY BACKGROUND

         The analysis of data using advanced analytical techniques, whether traditional statistical methods such as factor analysis and regression, or other methods such as neural networks and decision trees, enables decision-makers to draw reliable conclusions from numerical information about a given subject. Such systematic analysis of numbers goes back to the seventeenth century, when statistics were used in determining insurance and annuity rates, as well as by political leaders in developing more effective economic policies. The fundamental purpose and power of this kind of data analysis remains the same today: to help decision makers understand and resolve problems by uncovering the causes underlying current conditions and predicting future events. Such benefits are particularly apparent in contemporary data mining applications, which often involve the examination of extremely large amounts of data stored in specialized databases known as "data warehouses" or "data marts," as well as in analyzing data directly related to activities on the world wide web.

         SPSS has historically developed and marketed its products and services for a wide range of data analysis applications. Recently, the Company began to focus more specifically upon the analysis of data related to customer attitudes and behavior. SPSS believes that demand for its analytical capabilities will continue to grow as decision-making becomes more complex, as the consequences of decisions (particularly those related to customer requirements) become more significant, and as more data is available for analysis. To meet this demand, colleges and universities are training increasing numbers of people in the use of appropriate analytical methods. In addition, new technology has made more usable and affordable the application of advanced analysis to large data sets, as well as the distribution of analytical results to wider audiences within an organization.

         Vendors providing spreadsheets, query and reporting tools, and OLAP software serve the largest part of the general market for data analysis software. The widespread use of these tools is due to their effectiveness in providing basic summaries of historical data, such as what sales were by region, how many customers purchased a particular product, or what the default rate was on loans.

         A smaller yet sizable and growing part of the market uses more advanced analytical capabilities for dealing with issues of causality and prediction. Such capabilities enable corporations to predict sales for the upcoming season, determine the best targets for a new product, or distinguish good and bad credit risks prior to extending credit terms. Spreadsheet, query and reporting, and OLAP software usually lack the advanced analytical capabilities to build the predictive models needed to address these types of questions.

         SPSS believes the worldwide demand for its analytical solutions will grow as:

     o competition for customers accelerates dramatically due to the combination of increasingly global markets, deregulation in many industries, and the ubiquity of information on the web;

     o commercial and public sector organizations demand more accountability for spending and on invoices from suppliers;

     o organizations require more useful information from the increasing amount of data being collected, organized, and stored;

     o the number of people with a working knowledge of analytical methods continues to grow significantly; and

     o easier-to-use software, increases in computing power, and additional options for the deployment of results eliminate many historical barriers to the use of advanced analytical capabilities.

MARKETS

         SPSS customers come from various industries and use SPSS products in a wide range of applications. The Company focuses, however, on the following market areas:

Customer Relationship Management. Firms in various industries use SPSS software and services to improve customer interactions, including:

     o    targeting promotional campaigns;

     o    test-marketing new products;

     o    identifying changing customer characteristics;

     o    measuring customer satisfaction;

     o    forecasting sales; and

     o    streamlining and personalizing web sites and other applications.

Business Intelligence. Firms in various industries use SPSS software and services to analyze information in corporate databases, particularly data warehouses, for an extensive range of applications. The Company's technology extends the capabilities provided by other business intelligence tools such as OLAP software, query and reporting programs, ETL (extraction-transformation-load) products, and multidimensional data stores. Moreover, SPSS software for business performance measurement gives executives the ability to monitor critical day-to-day operations by viewing key performance indicators and drilling down for more information as needed.

Market Research. Almost all of the top market research firms worldwide use the Company's software and services to conduct the process of survey research, from designing questionnaires to collecting data through multiple sources (especially telephone and the web) to producing customized tabulations to developing advanced analytical models.

Government. SPSS software and services are used in almost every country of the world, at all levels of government, and in civilian as well as defense agencies. The Company's products, for example, are used as part of the efforts of the Internal Revenue Service of the United States to modernize its tracking systems, furnish critical information used by many municipal public safety agencies, have become the standard marketing tools in the recruitment programs of the United States Armed Forces, and are employed as a statistical system for many national census programs.

Education. SPSS software is used at virtually every major college and university. In addition to their use in teaching statistics at the undergraduate and graduate levels, the Company's products are used in academic research of all types. Academic administrators also use SPSS software to monitor aspects of their operations, such as attrition rates, changes in the demographic profile of student populations, and the success of fund-raising activities.

Scientific Research. SPSS products are used in a wide variety of research and development efforts across academic, government, and corporate institutions. The Company's software provides data analysis and presentation tools in such applications as pharmacology, clinical trials, environmental monitoring, and experimental modeling.

ANALYTICAL SOLUTIONS AND SOFTWARE PRODUCTS

         The Company's software products enable its customers to analyze data, including the generation of reports, graphs, and models, on a wide variety of computing platforms. Many of these software products can be used either stand-alone or as part of an integrated system. SPSS provides services with its products, such as developing plans to align analytical efforts with organizational goals, collecting and storing data, building predictive models, and deploying the results of analyses throughout an organization. Certain combinations of software products and professional services are marketed by SPSS as "analytical solutions."

     In general, SPSS software products are:

     o comprehensive in function, spanning the process of analysis from data access to advanced predictive techniques;

     o modular, allowing customers to purchase only the functionality they need;

     o integrated, enabling the use of multiple SPSS products in combination to tackle particularly complex problems;

     o embeddable, facilitating the integration of SPSS analytical capabilities into other systems, including web sites;

     o tailored to desktop operating environments for greater ease-of-use, including browser-based environments for the delivery of results;

     o   available on most popular computing platforms, and

     o for some products, localized for use in France, Germany, Italy, Poland, Japan, Taiwan, Korea, China, and Spanish-speaking countries.

         SPSS products are most often used in combination, particularly in customer relationship management applications. Such combinations are required because customers receive different types of value from different types of analysis of the same data. For example, a customer might use the SPSS market research products to collect information about its customers' preferences and integrate this data with operational and purchased demographic information in a data warehouse. The customer might then analyze the data with one or more SPSS data mining and analysis products to create customer profiles for use in marketing programs to attract certain types of prospects. Finally, the customer could monitor the performance of these marketing programs with the SPSS business performance measurement products.

         There are four categories of SPSS products:

         1. Data mining and analysis products, for examining data in databases, data warehouses, and other file types. In customer relationship management applications, these products are primarily used to segment customers by various outcomes, such as the purchase of a product or the renewal of a contract, as well as to predict their future behavior and the actions of prospects with similar profiles. SPSS offerings for data mining and analysis are in either the SPSS or Clementine product lines.

         o The SPSS product line provides a broad range of statistical methods. Users create tables, graphs, OLAP reports, and predictive models in both desktop and distributed computing environments. While there are some variations according to the version and computing platform, a typical configuration in a customer relationship management application is an SPSS Base and related add-on and stand-alone products. The SPSS Base includes the user interface, data connectivity, data editing, reporting, graphing, and general statistical capabilities. Add-on products require the SPSS Base to operate and become seamlessly integrated with it upon installation. These optional offerings provide additional functionality specific to a particular type of analysis. Stand-alone products do not require the SPSS Base to operate and perform specific applications, such as facilitating certain types of data entry or performing certain kinds of advanced analysis. These stand-alone products are developed by SPSS or third parties. See "Business - Reliance on Third Parties." Certain stand-alone products in the SPSS product line are particularly notable because their capabilities provide value to organizations beyond what is typically realized with general-purpose statistical products. AnswerTree, for example, enables highly visual decision-trees to be used for developing customer profiles. DecisionTime creates time-series forecasts, which can then be distributed for review and scenario analysis by managers and executives with its companion product, WhatIf? SmartViewer Web Server distributes the results of analysis to decision-makers via the web. SmartScore deploys the results of analyses into operational systems, including web sites, as well as into databases or data warehouses.

         o The Clementine product line offers advanced analytical capabilities for a variety of data mining applications in desktop and distributed computing environments. With its unique user interface, Clementine enables operating managers to easily incorporate their business knowledge with data to develop predictive models. Models built in Clementine can then be deployed for use in other software applications with the Clementine Solution Publisher. While the SPSS and Clementine product families are already usable together, the Company plans to more tightly integrate their functionality in the future.

         2. Business performance measurement products. The VentoMap product line enables executives to monitor the effectiveness of their operations, particularly with respect to customer relationship management items such as retention rates, the number of new sales, and average account size. Each implementation is based on a data model specific to an industry or application and includes the use of a proprietary process for identifying key performance indicators ("KPIs") appropriate to that business. Executives can easily view these KPIs and then drill down for more detailed information to get a better understanding of what caused the results.

         3. Market research products. The Quantime, In2itive, and Surveycraft product lines provide comprehensive solutions for professionals in the market research industry. These sets of offerings have their particular strengths: the Quantime products, for example, are distinguished by their extensive functionality, while the In2itive products feature a more modern user interface, and the Surveycraft products are more easily localized for use in Asian markets. The Company plans to combine the strengths of these product lines, as well as improve their ability to communicate with other SPSS products, in its next-generation solution for market research professionals.

         4. Scientific products. Scientists and engineers in various technical applications use the SigmaPlot and SYSTAT product lines for data presentation and analysis.

         SPSS software products have received numerous favorable reviews from trade and other publications. Some of the analytical capabilities of the products are available as components, which software developers can integrate into their own applications. A full range of services, including consulting, training, and technical support, is available for all products.


SOFTWARE PRICING

         The Company's licensing and pricing alternatives vary widely depending upon the product, platform, and quantities licensed.

         For the SPSS product line, list prices in North America for perpetual single-user licenses of desktop products are approximately $999 for the SPSS Base and range from $299 to $2,499 for other products. Multi-user network and site licenses can be significantly higher and require annual payments. List prices of annual licenses for SPSS product line products on mainframes, minicomputers, UNIX workstations, and Windows NT servers range from $4,500 to $15,000, while perpetual licenses run from $10,000 to over $30,000. SPSS licenses outside of North America are more often sold as annual licenses.

         Clementine is available under all license types listed above, with a typical sale of between $50,000 and $75,000.

         VentoMap installations usually involve the combination of a perpetual license for the software and a consulting engagement to determine the KPIs and build the data warehouse. The price of VentoMap installations typically ranges from $500,000 to $1,000,000.

         Although available on perpetual licenses, the market research products are most often licensed on an annual basis, where the amount of the annual fee depends on the number of modules involved in the customer's configuration and the number of users of each module. Such annual fees range from approximately $1,000 to over $1 million. The rate of renewal of these licenses has historically been very high (over 90%).

         Science products are usually sold as perpetual licenses for between $500 and $1,300, with discounts for volume purchases. Multi-user and site licenses are also available and require annual payments.

PUBLICATIONS AND STUDENT SOFTWARE

         SPSS authors and regularly updates a number of publications that include user manuals and instructional texts. The Company also develops student versions of its SPSS Base and SYSTAT products, which are designed for classroom use with SPSS textbooks or other instructional materials. Since February 1993, the College Division of Prentice Hall, under the terms of a semi-exclusive, worldwide agreement, has distributed SPSS publications and student software. See "Business-Prentice Hall Agreement." SPSS also has arrangements with other publishers to include the SPSS Student Version in textbooks with data sets specific to the text.

TRAINING AND CONSULTING

         SPSS offers a comprehensive training program with courses covering product operations, data analytical concepts, and particular analytical applications. These courses are regularly scheduled in cities around the world. Organizations may also contract for on-site SPSS training tailored to their specific requirements.

         The Company offers consulting and customization services, where an engagement may involve the development of plans to align analytical efforts with organizational goals, the collection and organization of data, the building of predictive models, and the deployment of the results of analyses throughout an organization.

SALES AND MARKETING

         The SPSS sales and marketing strategy emphasizes its ability to deliver high value products and analytical solutions, particularly for customer relationship management, business intelligence, market research, and business performance measurement applications. The Company's management believes its data mining and advanced analysis capabilities are the keys to differentiating SPSS from its competitors.

         SPSS markets and sells its products and services primarily through a well-developed, worldwide direct sales and telesales organization. Historically, advertising, direct mail, tradeshow attendance, and customer references have proven the most effective ways of generating new sales for the telesales organization. Although varying widely, sales made by the telesales organization are typically completed within 30 days and average about $1,400. The Company's database of existing customers provides an effective source for selling add-on products, upgrades, and training or consulting services. Customers regularly receive direct mail from SPSS on its products and services.

         As SPSS increases its emphasis on the sale of higher-priced products and analytical solutions, the Company is increasing the size of its direct sales force along with its pre-sales support staff and consulting personnel. Most of this direct sales force is now organized by industry to better understand the business issues facing executives in that industry and more effectively relate SPSS products and analytical solutions to their needs. For large sales opportunities, SPSS sales representatives and technical sales personnel personally visit prospects to make presentations, give product demonstrations, and provide pre-sales consulting. SPSS also has partner relationships with other leading companies, which represent additional channels for sales and leads for the Company's higher-priced offerings.

         In addition to its headquarters in Chicago, SPSS has sales offices across the United States, including the Washington D.C. area, New York, San Francisco, Cincinnati, Denver, and Miami. The SPSS international sales operation consists of thirteen sales offices in Europe and the Pacific Rim, as well as over 60 licensed distributors. Overall, SPSS is represented in over 50 countries. Transactions are customarily made in local currencies.

         Student versions are published by Prentice Hall and sold by more than 300 Prentice Hall sales representatives working directly with faculty on college campuses worldwide. The arrangement also permits Prentice Hall to bundle its various textbooks on statistics, market research, and quality improvement with SPSS student versions.

         Current users of SPSS products comprise a significant source of new sales leads. Also important are the expert reviews of SPSS software in trade and market-specific publications. The Company's marketing communications program includes advertising in trade and market-specific publications, advertising on the worldwide web, direct mail, exhibiting at trade shows, participating in and speaking at professional association meetings, sponsoring seminars for prospects and customers, publishing its customer magazine and conducting user group meetings.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

         SPSS provides extensive customer service and technical support by telephone, fax, mail and the worldwide web, promoting customer satisfaction and obtaining feedback on new products. Technical support services provided to all licensees include assistance in product installation and operation, as well as limited consulting in the selection of different analytical methods and the interpretation of results. Additional technical support services are available on a fee basis.

PRODUCT DEVELOPMENT

         SPSS plans to continue expanding its product offerings through the development of new software products, the enhancement of existing products, the acquisition of technologies and businesses complementary to the Company's existing product lines, and the formation of partnerships with value-added resellers or other third parties serving selected markets. The Company's product development strategy is primarily focused on improving:

         o improving the scalability of its products to work with larger data sets;

         o expanding the ability of its products to integrate with other applications and be tailored to customer-specific requirements; and

         o enhancing the ways results of analyses can be deployed throughout an organization, making them readily accessible to decision-makers as well as used in various operational systems and web sites; and

         o extending the formidable analytical capacity already available in its products.

         The Company's specialists in user interface design, software engineering, quality assurance, product documentation, and the development of analytical algorithms are responsible for maintaining and enhancing the quality, usability, and accuracy of all SPSS software. The product development organization is also responsible for authoring and updating all user documentation and other publications. In addition, SPSS maintains ongoing relationships with third-party software developers for the development of specialized software products and the acquisition of technology that can be embedded in SPSS products.

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

         SPSS intends to continue to invest in product development. In particular, the Company's 2000 development plan includes additional server versions of offerings in the SPSS product line and updates to the SPSS product line and related server versions, Clementine, SmartViewer Web Server, Quantime, In2itive, SYSTAT, SigmaPlot, and other products. SPSS also intends to further develop analytical components, which are products designed for use by software developers for integration into other applications.

         In the past, SPSS has experienced delays in the introduction of new products and product enhancements, primarily due to difficulties with particular operating environments and problems with technology provided by third parties. These delays have varied depending upon the size and scope of the project and the nature of the problems encountered. From time to time SPSS discovers "bugs" in its products, which are resolved through maintenance releases or periodic updates, depending on the seriousness of the defect.

         The SPSS product development staff currently includes approximately 193 professionals organized into groups for software design, algorithm development, software engineering, documentation, quality assurance, and product localization. The Company's expenditures for product development, including capitalized software, were approximately $19.6 million in 1997, $22.8 million in 1998, and $27.6 million in 1999.

         SPSS also uses independent contractors in its product development efforts. Sometimes the Company uses these contractors to obtain technical knowledge and capability that it lacks internally. For example, contractors are engaged to perform conversions of SPSS products to computing platforms with which SPSS is unfamiliar or which are too costly to acquire for development purposes. SPSS has outsourced maintenance, conversion, and new programming for some products to enable its internal development staff to focus on products that are of greater strategic significance. The Company sometimes uses independent contractors to augment its development capacity at a lower cost.

MANUFACTURING AND ORDER FULFILLMENT

         To assure speed and efficiency in the manufacturing, order fulfillment, and delivery of its products, SPSS entered into an agreement with IBM in February 1993. From April 1993 to December 1996, IBM performed all diskette and CD-ROM duplication, documentation printing, packaging, warehousing, fulfillment, and shipping of SPSS products in the Western Hemisphere for SPSS. In January 1997, the IBM agreement was replaced with a similar agreement with Banta Global Turnkey. These services were recently expanded worldwide. SPSS believes that, because of the capacity of these third party distribution centers and their around-the-clock operation, it can easily adapt to peak period demand, quickly manufacture new products for distribution, and effectively respond to anticipated sales volumes.

COMPETITION

         The Company's traditional market for statistical software is both highly competitive and fragmented. SPSS is among the largest companies in the statistical software market and, based upon sales and comparative assessments in trade publications, the Company believes that it competes effectively against its competitors, particularly on desktop computing platforms. SPSS considers its primary worldwide competitor to be the larger and better financed SAS Institute. StatSoft Inc., Mathsoft, and Minitab, Inc. are also competitors, although their annual revenues from statistical products are believed to be considerably less than the revenues of SPSS. In addition to competition from other statistical software companies, SPSS also faces competition from providers of software for specific statistical applications.

         In the data mining, customer relationship management, and business performance measurement markets, SPSS faces competition from many larger and better funded companies, including SAS, IBM, HNC, NCR, Oracle, and others, as well as recent entrants, such as Attune, E.piphany, and Net Perceptions, many of whom specialize in customer relationship management in e-commerce settings. With the exception of SAS, the Company believes that these competitors do not currently offer the range of analytical capability available from SPSS and, as a result, are both competitors and potential partners for the Company's technology.

         SPSS holds a dominant position in the market for solutions to the market research industry. The Company believes that there are no competitors in this market who are larger and better financed; the annual revenues of such vendors as Sawtooth Software, Computers for Marketing Corporation, and Pulse Train Technology are estimated to be considerably less than the Company's revenues from its market research products and services.

         In all markets, SPSS competes primarily on the basis of the usability, functionality, performance, reliability, and connectivity of its software products. The significance of each of these factors varies depending upon the anticipated use of the software and the analytical training and expertise of the customer. To a lesser extent, SPSS competes on the basis of price and thus maintains pricing and licensing policies to meet market demand. The Company believes it is able to compete successfully due to the graphical user interface, comprehensive analytical capabilities, efficient performance characteristics, local language versions, consistent quality, and connectivity features of its software products, as well as its worldwide distribution capabilities and widely recognized name.

         In the future, SPSS may face competition from other new entrants into its markets. SPSS could also experience competition from companies in other sectors of the broader market for business intelligence software, such as providers of OLAP and analytical application software, as well as from companies in other sectors of the broader market for customer relationship management applications, such as providers of sales force automation and collaborative software, who could add enhanced analytical functionality to their existing products. Some of these potential competitors have significantly more capital resources, marketing experience, and research and development capabilities than SPSS. Competitive pressures from the introduction of new products by these companies or other companies could have a material adverse effect on SPSS.

INTELLECTUAL PROPERTY

         SPSS attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyrights and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. SPSS licenses its software only in the form of executable code, with contractual restrictions on copying, disclosures and transferability. Except for licenses of its products to users of large system products and annual licenses of its desktop products, SPSS licenses its products to end-users by use of a "shrink-wrap" license, as is customary in the industry. It is uncertain whether these license agreements are legally enforceable. The source code for all of the Company's products is protected as a trade secret and as unpublished copyrighted work. In addition, SPSS has entered into confidentiality and nondisclosure agreements with its key employees. Despite these restrictions, the possibility exists for competitors or users to copy aspects of the Company's products or to obtain information which SPSS regards as a trade secret. SPSS has no patents, and judicial enforcement of copyright laws and trade secrets may be uncertain, particularly outside of North America. Preventing unauthorized use of computer software is difficult, and software piracy is expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets.

         SPSS uses a variety of trademarks with its products. Management believes the following are material to its business:

         o SPSS is a registered trademark used in connection with virtually all of the Company's products

         o Clementine is a registered trademark used in connection with the Company's acquired product line from Integral Solutions Limited;

         o WhatIf? and DecisionTime are the subject of pending applications for registration.

         o AnswerTree is a registered trademark and is an add on product to the SPSS product family;

         o SmartViewer is a registered trademark and is an add on product to the SPSS product family;

         o Vento and VentoMap are registered trademarks used in connection with the Company's acquired Vento products on all platforms;

         o Quantime is an unregistered trademark used in connection with the Company's acquired Quantime products on all platforms;

         o In2itive Technologies is a registered trademark in Denmark and is used in connection with the Company's acquired In2itive products on all platforms;

         o Surveycraft is an unregistered trademark used in connection with the Company's acquired Surveycraft products;

         o SYSTAT is a registered trademark used in connection with the Company's SYSTAT products on all platforms;

         o SigmaPlot is a registered trademark used in connection with the Company's acquired products on all platforms; and

         o allclear is a registered trademark used in connection with the Company's acquired Clear products on all platforms.

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

         Due to the rapid pace of technological change in the software industry, SPSS believes that patent, trade secret, and copyright protection are less significant to its competitive position than factors such as the knowledge, ability, and experience of the Company's personnel, new product development, frequent product enhancements, name recognition, and ongoing reliable product maintenance and support.

         SPSS believes that its products and trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

RELIANCE ON THIRD PARTIES

         SPSS entered into a perpetual nonexclusive license agreement, the HOOPS agreement, with Autodesk Inc. that permits SPSS to incorporate a graphics software program known as the HOOPS Graphics System into the Company's products. Under the terms of the HOOPS agreement, SPSS is required to pay royalties to Autodesk based on the amount of revenues received by SPSS from products that incorporate the HOOPS Graphics System. SPSS may terminate the HOOPS agreement at any time.

Autodesk may terminate the HOOPS agreement on the occurrence of a material, uncured breach of the HOOPS agreement by SPSS.

         SPSS also licenses certain other software programs from third-party developers and incorporates them into its products. Many of these licenses are exclusive worldwide agreements that terminate on various dates. SPSS believes that it will be able to renew non-perpetual licenses or obtain substitute products if needed.

BANTA GLOBAL TURNKEY SOFTWARE DISTRIBUTION AGREEMENT

         In January 1997, SPSS entered into an agreement with Banta Global Turnkey (Banta) under which Banta manufactures, packages, and distributes SPSS software products to its customers worldwide. The Banta agreement had an initial three-year term, and automatically renews thereafter for successive periods of one year. The Banta agreement was renewed in January 2000. Either party may terminate this agreement with 180 days written notice. If Banta terminates the agreement for convenience or for any reason other than for cause, then during the 180-day notice period Banta will assist SPSS in finding a new vendor. If either party materially breaches its obligations, the other party may terminate the Banta agreement for cause by written notice. This termination notice for cause must specifically identify the breach or breaches, upon which the termination based and will be effective 180 days after the notice is received by the other party, unless the breach(es) is (are) corrected during the 180 days.

PRENTICE HALL AGREEMENT

         SPSS entered into an agreement with Prentice Hall in February 1993. Under this agreement, SPSS granted to Prentice Hall the exclusive, worldwide right to publish and distribute all SPSS publications, including student versions of SPSS for DOS and Windows. The initial agreement had a five-year term which ended in 1998.

         SPSS entered into a new five-year contract with Prentice Hall in April 1998. Prentice Hall has an option to renew this contract for five additional years if it pays SPSS $2,750,000 or more during the term of this agreement. If Prentice Hall does not pay SPSS $1,100,000 by the end of the second year of the contract, SPSS has the option to make Prentice Hall's right to distribute Student Versions non-exclusive. The key differences in the new contract are: 1) Prentice Hall may only operate in certain geographic territories instead of having worldwide rights; 2) Prentice Hall only has rights to certain books and SPSS may sell any book (previously SPSS had to purchase the books from Prentice
Hall); and (3) SPSS can, within certain guidelines, license other publishers to bundle versions of the SPSS Student Version with their textbooks.

COMPUTER SOFTWARE DEVELOPMENT COMPANY

         In 1981, SPSS entered into a software development agreement with the Computer Software Development Company to obtain funding of approximately $2 million for development of software including two large system products, SPSS Graphics and SPSS Tables, and one desktop product, SPSS/PC+ Tables. SPSS entered into two software purchase agreements with Computer Software Development under which SPSS is required to pay Computer Software Development royalties through the year 2001 based on a percentage of "net revenues" (as defined in the agreements) from large system software products developed with Computer Software Development funds. Under these agreements, SPSS incurred royalties payable of approximately $249,000 in 1997, $234,000 in 1998 and $237,000 in

1999 to Computer Software Development. Norman Nie, the Chairman of the Board of SPSS, is a limited partner of Computer Software Development.

SEASONALITY

         The Company's quarterly operating results fluctuate due to several factors, including:

         o the number and timing of product updates and new product introductions;

         o        delays in product development and introduction;

         o        purchasing schedules of its customers;

         o        changes in foreign currency exchange rates;

         o        product and market development expenditures;

         o        the timing of product shipments;

         o        changes in product mix; and

         o timing and cost of acquisitions and general economic conditions.

         If forecasts of future revenues fall below expectations, operating results may be adversely affected because the Company's expense levels are to a large extent based on these forecasts. Accordingly, SPSS believes that quarter-to-quarter comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. SPSS has historically operated with very little backlog because its products are generally shipped as orders are received. As a result, revenues in any quarter are dependent on orders shipped and licenses renewed in that quarter. SPSS has experienced a seasonal pattern in its operating results, with the fourth quarter typically having the highest operating income. For example, excluding special general and administrative, merger-related, and acquired in-process technology charges, the percentage of the Company's operating income realized in the fourth quarter was 36% in 1997, 35% in 1998 and 38% in 1999. In addition, the timing and amount of the Company's revenues are affected by a number of factors that make estimation of operating results prior to the end of a quarter uncertain. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on revenue forecasts. More specifically, in the fourth quarter, the variable profit margins on modest increases in sales volume at the end of the quarter are significant. If SPSS fails to achieve these fourth quarter revenue increases, then a material reduction in net income for the fourth quarter and the full year could result. Generally, if revenues do not meet the Company's expectations in any given quarter, operating results will be adversely affected. SPSS cannot provide assurance that profitability on a quarterly or annual basis in the future.

EMPLOYEES

         SPSS has approximately 919 employees, approximately 520 domestically, and 399 internationally. Of the approximate 919 employees, there are approximately 561 in sales and marketing, 193 in product development and 166 in general and administrative. SPSS believes it has generally good relationships with its employees. None of the Company's employees are members of labor unions.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The following table sets forth financial information about foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.

                                                                     YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------
                                                           1997                1998                1999
                                                      --------------      --------------      --------------
         Sales to unaffiliated customers:
             United States                            $   56,014,000      $   64,870,000      $   70,409,000
             Europe & India                               41,680,000          45,337,000          52,341,000
             Pacific Rim                                  13,412,000          13,265,000          19,180,000
                                                      --------------      --------------      --------------
                 Total                                $  111,106,000      $  123,472,000      $  141,930,000
                                                      ==============      ==============      ==============

         Sales or transfers between
           geographic areas:
             United States                            $   18,261,000      $   18,365,000      $   22,707,000
             Europe & India                              (12,613,000)        (12,714,000)        (14,296,000)
             Pacific Rim                                  (5,648,000)         (5,651,000)         (8,411,000)
                                                      --------------      --------------      --------------
                 Total                                $         --        $         --        $         --
                                                      ==============      ==============      ==============

         Operating income (loss)
             United States                            $    5,025,000      $    4,581,000      $    7,272,000
             Europe & India                                 (232,000)         10,799,000          12,747,000
             Pacific Rim                                   1,268,000           1,397,000           4,476,000
                                                      --------------      --------------      --------------
                 Total                                $    6,061,000      $   16,777,000      $   24,495,000
                                                      ==============      ==============      ==============


                                                      ------------------------------------------------------
                                                           1997                1998                1999
                                                      --------------      --------------      --------------
         Identifiable assets:
             United States                            $   44,054,000      $   67,014,000      $   70,792,000
             Europe & India                               16,227,000          21,694,000          28,250,000
             Pacific Rim                                   4,908,000           5,595,000           7,673,000
                                                      --------------      --------------      --------------
                 Total                                $   65,189,000      $   94,303,000      $  106,715,000
                                                      ==============      ==============      ==============


         The Company's revenues from operations outside of North America accounted for approximately 50%, in 1997, 47% in 1998 and 50% in 1999. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company continues to translate its products into additional languages. Various risks may affect international operations, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability, and the burdens of complying with a wide variety of foreign laws and regulatory requirements. SPSS also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded intellectual property in some foreign jurisdictions. As SPSS expands its international operations, the risks described above could increase and have a material adverse effect on SPSS. See "Business - Sales and Marketing," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, Domestic and Foreign Operations, of the "Notes to Consolidated Financial Statements."

ITEM 2. PROPERTIES

         The Company's principal administrative, marketing, training and product development and support facilities are located in Chicago, Illinois. During 1997, SPSS entered into a 15-year sublease agreement to sublease approximately 100,000 square feet of office space in the Sears Tower. This space became the principal Chicago offices of SPSS in 1998. The aggregate annual gross rental payment on this lease was approximately $1,749,000 in 1999.

         In addition, SPSS leases office space in California, Colorado, Massachusetts, Virginia, New York, Pennsylvania, Ohio, Florida, The Netherlands, The United Kingdom, Germany, Sweden, France, Singapore, Australia, Japan, Denmark, and India.

         SPSS believes its facilities are suitable and adequate for its present needs. The Company plans to expand its facilities in 2000 in Chicago, the United Kingdom, Denmark, and Australia.

ITEM 3. LEGAL PROCEEDINGS

         Currently, there is no material pending legal proceeding to which SPSS or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the over-the-counter market on the Nasdaq National Market under the symbol "SPSS." The following table shows, for the periods indicated, the high and low closing sale prices for the Company's common stock.

         YEAR ENDED DECEMBER 31, 1997                   HIGH         LOW
         ------------------------------------------   -------      -------
         First Quarter                                $32 7/8      $24 3/8
         Second Quarter                                32 3/4       24 5/8
         Third Quarter                                 34 1/4       27 1/4
         Fourth Quarter                                28 5/8       17 1/2
         YEAR ENDED DECEMBER 31, 1998
         ------------------------------------------
         First Quarter                                $24          $19 1/2
         Second Quarter                                25 1/8       18 1/2
         Third Quarter                                 26 3/8       18
         Fourth Quarter                                22 11/16     17
         YEAR ENDED DECEMBER 31, 1999
         ------------------------------------------
         First Quarter                                $22          $16 3/8
         Second Quarter                                25 11/16     16 3/8
         Third Quarter                                 26 5/8       18
         Fourth Quarter                                25 3/4       16 5/16
         YEAR ENDED DECEMBER 31, 2000
         ------------------------------------------
         First Quarter (through March 17, 2000)       $33 3/4      $23 1/2


As of March 17, 2000, there were 458 holders of record of the Company's common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On November 29, 1999, SPSS acquired Vento Software, Inc., a Florida corporation, in exchange for 546,060 shares of SPSS common stock in an acquisition accounted for as a pooling of interests, pursuant to an acquisition agreement among SPSS, Vento and the shareholders of Vento. The sale of stock to the Vento shareholders was exempt from registration pursuant to Section 4(2) of the Securities Act because the sale did not involve a public offering of stock. A Registration Statement on Form S-3 was subsequently filed and became effective on February 24, 2000.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 1999 are derived from the Consolidated Financial Statements of SPSS. The Consolidated Financial Statements as of December 31, 1998 and 1999, and for each of the years in the three-year period ended December 31, 1999, and the report thereon of KPMG LLP, are included elsewhere in this Form 10-K.

                                                    -----------------------------------------------------------------
                                                       1995         1996          1997          1998          1999
                                                    ----------   ----------    ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT NET INCOME PER SHARE DATA)

         Net revenues:
           Analytical solutions (1)                 $      818   $    3,298    $    3,982    $    8,836    $   17,540
           Market research (2)                          15,264       18,327        21,687        25,551        32,674
           Statistics (3)                               71,710       79,318        85,437        89,085        91,716
                                                    ----------   ----------    ----------    ----------    ----------
               Net revenues                             87,792      100,943       111,106       123,472       141,930
         Operating expenses:
           Cost of revenues                              8,789        9,738         9,835        10,048        12,663
           Sales and marketing                          44,839       48,792        54,503        60,413        68,277
           Product development                          13,059       16,116        18,081        20,862        24,983
           General and administrative                   10,917       12,139        12,283         9,427         9,773
           Special general and administrative
             charges (4)                                 2,794           --         5,616           445            --
           Merger-related (5)                              530        3,636         4,306         1,948         1,611
           Acquired in-process technology  (6)             411           --           421         3,552           128
                                                    ----------   ----------    ----------    ----------    ----------
               Operating expenses                       81,339       90,421       105,045       106,695       117,435
                                                    ----------   ----------    ----------    ----------    ----------
         Operating income                                6,453       10,522         6,061        16,777        24,495
         Net interest income (expense)                      49          296           375           333          (529)
         Other income (expense)                            132         (134)         (503)         (128)          157
                                                    ----------   ----------    ----------    ----------    ----------
         Income before income taxes                      6,634       10,684         5,933        16,982        24,123
         Provision for income taxes                      3,407        3,854         3,189         8,404         8,621
                                                    ----------   ----------    ----------    ----------    ----------
         Net income                                 $    3,227   $    6,830    $    2,744    $    8,578    $   15,502
                                                    ==========   ==========    ==========    ==========    ==========
         Basic net income per share                 $     0.36   $     0.74    $     0.29    $     0.90    $     1.61
                                                    ==========   ==========    ==========    ==========    ==========
         Shares used in basic per share
           calculation                                   8,987        9,226         9,333         9,515         9,601
                                                    ==========   ==========    ==========    ==========    ==========
         Diluted net income per share               $     0.34   $     0.69    $     0.27    $     0.85    $     1.52
                                                    ==========   ==========    ==========    ==========    ==========
         Shares used in diluted per share
           calculation                                   9,573        9,928        10,172        10,104        10,192
                                                    ==========   ==========    ==========    ==========    ==========



                                                        ----------------------------------------------------
                                                          1995       1996       1997       1998       1999
                                                        --------   --------   --------   --------   --------
                                                                           (IN THOUSANDS)
         Balance Sheet Data:
           Working capital                              $  3,571   $  8,964   $ 13,988   $ 12,408   $ 28,672
           Total assets                                   53,234     63,840     65,189     94,303    106,715
           Long-term obligations,
             less current portion                          3,590      3,680      3,194      3,860      5,404
           Total stockholders' equity                     20,647     29,051     32,321     44,317     61,542


(1) Analytical solutions include products and services, sold separately or in combination, for customer relationship management, business intelligence, and business performance measurement applications.

(2) Market research includes products and services, sold separately or in combination, for survey design, implementation, and analysis in the market research industry

(3) Statistics includes products and services, sold separately or in combination, for general purpose statistical analysis.

(4) Write-off principally of particular software assets capitalized more than two years prior to 1995, charges principally from the revaluation of some assets associated with the Company's Macintosh and BMDP product lines in 1997 and write-off principally of software assets associated with the Company's Unix and Open VMS products duplicated through the acquisitions of Surveycraft and Integral Solutions in 1998.

(5) Includes costs related to acquisitions accounted for as poolings-of-interests, such as investment banking and other professional fees, management and sales force restructuring, employee sign-on bonuses, employee severance and costs of closing excess office facilities and certain expenses associated with the closing of other acquisitions.

(6)  Includes costs relating to acquired in-process technology.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The original Statistical Package for the Social Sciences was introduced in 1969, and SPSS was incorporated in 1975. The first SPSS products were almost exclusively used by academic researchers working on mainframe systems. SPSS has subsequently transformed and enhanced its core product technology, broadened its customer base into the corporate and government sectors, significantly expanded its sales and marketing capabilities, acquired ten corporate entities and product offerings, and adapted its products to changing hardware and software technologies. Approximately 68% of 1999 revenues came from sales to customers in corporate settings, with another 18% in academic institutions and 14% in government agencies.

         In recent years, SPSS has experienced a significant shift in the sources of its revenues. Between 1995 and 1999, revenues from its analytical solutions increased from less than 1% to over 12% of total net revenues and market research revenues rose from 17% to 23%. In contrast, revenue from SPSS statistical products and services declined from 82% to 65% of net revenues. Management expects these trends to continue in 2000.

RESULTS OF OPERATIONS

         The following table shows select statement of income data as a percentage of net revenues for the years indicated.


                                                    -----------------------------------------------------------
                                                      1995        1996         1997         1998         1999
                                                    --------    --------     --------     --------     --------

         Net revenues:
           Analytic solutions                            0.9%        3.3%         3.6%         7.2%        12.4%
           Market research                              17.4%       18.1%        19.5%        20.7%        23.0%
           Statistics                                   81.7%       78.6%        76.9%        72.1%        64.6%
                                                    --------    --------     --------     --------     --------
               Net revenues                            100.0%      100.0%       100.0%       100.0%       100.0%

         Operating expenses:
           Cost of revenues                             10.0%        9.6%         8.9%         8.1%         8.9%
           Sales and marketing                          51.1%       48.3%        49.0%        48.9%        48.1%
           Product development                          14.9%       16.0%        16.3%        16.9%        17.6%
           General and administrative                   12.4%       12.0%        11.0%         7.6%         6.9%
           Special general and administrative
             charges                                     3.2%         --          5.1%         0.4%          --
           Merger-related                                0.6%        3.6%         3.9%         1.6%         1.1%
           Acquired in-process technology                0.4%         --          0.4%         2.9%         0.1%
                                                    --------    --------     --------     --------     --------
               Operating expenses                       92.6%       89.5%        94.6%        86.4%        82.7%
                                                    --------    --------     --------     --------     --------
         Operating income                                7.4%       10.5%         5.4%        13.6%        17.3%
         Net interest income (expense)                   0.1%        0.2%         0.3%         0.3%        (0.4)%
         Other income (expense)                          0.2%       (0.1)%       (0.4)%       (0.1)%        0.1%
                                                    --------    --------     --------     --------     --------
         Income before income taxes                      7.7%       10.6%         5.3%        13.8%        17.0%
         Provision for income taxes                      3.9%        3.8%         2.8%         6.8%         6.1%
                                                    --------    --------     --------     --------     --------

         Net income                                      3.8%        6.8%         2.5%         7.0%        10.9%
                                                    ========    ========     ========     ========     ========


COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1997, 1998 AND 1999.

Net Revenues. Net revenues increased from $111,106,000 in 1997 to $123,472,000 in 1998, an increase of 11% from 1997, and to $141,930,000 in 1999, and an increase of 15% from 1998. These increases were primarily due to growth in analytical solutions revenues of 122% in 1998 and 99% in 1999, as well as increases in market research revenues of 18% in 1998 and 28% in 1999. Growth in analytical solutions revenues in 1998 was primarily due to the introduction of new data mining products, while such increases in 1999 were primarily due to additional new data mining products and sales of the newly acquired Clementine products. Growth in market research revenues in 1998 was primarily due to sales of the telephony product for data collection, while such increases in 1999 were primarily due to the introduction of a new web data collection product, revenues from the newly acquired Surveycraft products and an increased number of large transactions with major customers. Offsetting this revenue growth were increases in statistics revenue of 4% in 1998 and 3% in 1999, primarily due to shifts in sales and marketing resources toward developing the higher-growth markets for analytical solutions, as well as reflecting the lower overall growth rate in the market for general-purpose statistical products. Revenues were adversely affected by foreign currency exchange rates for the three years described.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues increased from $9,835,000 in 1997, to $10,048,000 in 1998 and to $12,663,000 in 1999. These costs increased 2% in 1998 due to higher sales levels and 26% in 1999 due to higher sales levels and higher amounts of capitalized software amortized. As a percentage of net revenues, cost of revenues decreased from 9% in 1997 to 8% in 1998 and increased to 9% in 1999.

Sales and Marketing. Sales and marketing expenses increased from $54,503,000 in 1997 to $60,413,000 in 1998 and to $68,277,000 in 1999, an increase of 11% in
1998 and 13% in 1999. These increases were due to expansion of the domestic and international sales and marketing organizations, as well as increased salary, commission and payroll-related expenses. Sales and marketing expenses were partially offset by the effects of changes in foreign currency exchange rates each year. As a percentage of net revenues, sales and marketing expenses decreased from 49% in 1997 and 1998 to 48% in 1999.

Product Development. Product development expenses increased from $18,081,000 in 1997 to $20,862,000 in 1998 and to $24,983,000 in 1999 (net of the effect of capitalized software development costs of $1,564,000 in 1997, $1,933,000 in 1998 and $2,593,000 in 1999) an increase of 15% in 1998 and an increase of 20% in 1999. In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues was $1,703,000 in 1997, $1,892,000 in 1998 and $3,182,000 in 1999. The increases in product development expenses were primarily due to staff increases, salary increases and recruiting fees. As a percentage of net revenues, product development expenses increased from 16% in 1997 to 17% in 1998 and to 18% in 1999.

General and Administrative. General and administrative expenses decreased from $12,283,000 in 1997 to $9,427,000 in 1998 and increased to $9,773,000 in 1999, a decrease of 23% in 1998 and an increase of 4% in 1999. The decrease in 1998 was primarily attributable to reductions in costs and personnel in the acquired Clear, Jandel, and Quantime entities. The increase in 1999 was due to additional administrative staff, primarily information systems personnel. This expense decreased as a percentage of net revenues from 11% in 1997 to 8% in 1998 to 7% in 1999.

Special General and Administrative Charges. Special general and administrative charges related to the write-off of certain assets in connection with integration procedures associated with the acquisitions of DeltaGraph, Quantime, and In2itive were $5,616,000 in 1997. SPSS evaluated the fair value of assets recorded through prior acquisitions and identified certain intangible assets which had no future value. The respective balances of these assets were written off during 1997. SPSS also re-evaluated the fair value of assets acquired through prior acquisitions and identified certain intangible assets which had a reduced future value. The respective balances of these assets were also written down during 1997. Special general and administrative charges were $445,000 in 1998 and represented the write-off of duplicate capitalized software development costs on platforms such as UNIX and Open VMS products as a result of the acquisitions of Surveycraft and Integral Solutions.

Merger-related. SPSS incurred merger-related costs of $4,306,000 in 1997, $1,948,000 in 1998 and $1,611,000 in 1999 related to acquisitions accounted for as poolings of interests, which costs include professional fees, employee severance payments, facility costs and various other expenses. SPSS incurred merger-related costs of $1,948,000 in 1998 related to acquisitions accounted for under the purchase method, which costs include employee sign-on bonuses, employee severance, facility costs, and various other expenses. Included in these costs is a charge for the consolidation of the Company's United Kingdom facilities of $1,307,000 in 1997 and a recovery of $280,000 in 1998 when the plan was revised based on the acquisition of Integral Solutions. The United Kingdom facility consolidation plan was established to achieve cost efficiencies through the elimination of redundant facilities and includes accruals of $526,000 for estimated lease charges, $286,000 for estimated property tax charges, $207,000 for the write-off of leasehold improvements and $8,000 for dilapidation charges. The United Kingdom facility consolidation plan was revised in 1999 when SPSS was unable to secure suitable facilities in a competitive London real estate market. This led to a recovery of $803,000 in 1999. Included in 1999 merger-related costs were expenses related to management and sales force restructuring, employee sign-on bonuses, professional fees, and various other expenses.

Acquired In-Process Technology. Acquired in-process technology costs were $421,000 in 1997 and related to an acquisition of a software product from DeltaPoint. Acquired in-process technology costs were $3,552,000 in 1998 and related to the acquisitions of Surveycraft and Integral Solutions accounted for under the purchase method. Acquired in-process technology costs were $128,000 in 1999 and related to an acquisition of the VerbaStat software product from DataStat.

In November 1998, SPSS acquired all of the outstanding capital stock of Surveycraft, a provider of market research software in the Pacific Rim. A portion of the purchase price was attributable to acquired in-process technology, as the development work associated with the project had not reached technological feasibility and was believed to have no alternative future use other than as market research software. SPSS carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using a discount rate of 18%. SPSS believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technology as it was estimated to be approximately 85% complete, both in terms of costs invested as of the acquisition date relative to completion costs and technical achievements. In projecting the future revenue streams from the project, SPSS considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage which SPSS could provide to the Surveycraft products.

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

In December 1999, SPSS acquired the VerbaStat software program, a software tool for computer aided coding of open-ended survey questions, from DataStat. A portion of the purchase price was attributable to acquired in-process technology, as the development work associated with the program had not reached technological feasibility and were believed to have no alternative future use. SPSS carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using a discount rate of 20% based on the project and the market risks associated with the research and development project and resulting product. Specific consideration was given to the stage of development of the research and development effort, which was 75% complete, both in terms of costs invested as of the acquisition date relative to completion costs and technical achievements. SPSS anticipates incurring approximately $25,000 of additional research and development costs over a short time frame with anticipated completion date in 2000. In projecting the future revenue streams from the project, SPSS considered many factors including competition, market growth estimates, time to market and additional sales and marketing and leverage which SPSS could provide to the VerbaStat product.

Net Interest Income (Expense). Net interest income was $375,000 in 1997 and $333,000 in 1998 primarily due to interest earned on short-term investments. Net interest expense was ($529,000) in 1999 primarily due to interest expense incurred on the line-of-credit.

Other Income (Expense). Other income (expense) consists mainly of foreign exchange transactions. The foreign exchange amounts were ($488,000) in 1997, ($238,000) in 1998 and $119,000 in 1999.

Provision for Income Taxes. The provision for income taxes consisted of $3,189,000 in 1997, $8,404,000 in 1998 and $8,621,000 in 1999. During 1997, the
provision for income taxes represented a tax rate of 44%, excluding the effect of Japanese withholding taxes on monies transferred out of Japan in 1997, and the non-deductibility of some Quantime expenses. During 1998, the provision for income taxes represented a tax rate of approximately 38%, excluding the effect of Japanese withholding taxes on monies transferred out of Japan in 1998, and certain expenses related to the Surveycraft and Integral Solutions acquisitions. During 1999, the provision for income taxes represented a tax rate of approximately 36%, excluding the effect of Japanese monies transferred out of Japan in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's long-term debt as of December 31, 1999 is a mortgage on property in the United Kingdom, and the balance of the purchase price due to DataStat, S.A. for the acquisition of the VerbaStat product. As of December 31, 1999, SPSS held approximately $16,770,000 of cash. Funds in 1998 were used primarily for payments related to the Company's acquisitions, as well as for capital expenditures including, new computer systems for use in internal product development, and leasehold improvements and furnishings for the Company's new office space in the Sears Tower in Chicago, Illinois. Funds in 1999 were used primarily for payments related to SPSS' acquisitions, as well as new computer systems for use in internal product development and expenditures made for an office move in Sweden.

         In June 1999, SPSS revised its loan agreement with American National Bank and Trust Company of Chicago. Under the new loan agreement, SPSS has an available $10,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of December 31, 1999, SPSS had $9,000,000 outstanding under this line of credit. The Company's agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to:

         o        incur additional indebtedness;

         o        create liens on assets;

         o        make investments;

         o engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity;

         o        sell assets;

         o        engage in select transactions with affiliates; and

         o amend its organizational documents or make changes in its capital structure, and also requires SPSS to be Year 2000 compliant in software and other information processing capabilities.

         Also in June 1999, SPSS entered into an amendment to the loan agreement with American National. This amendment makes an additional $10,000,000 available to SPSS for the acquisition of assets and further requires that SPSS meet all original requirements of the loan agreement and give American National the opportunity to use any proceeds from a public offering of equity or debt securities to retire outstanding amounts on the line of credit.

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

         The Company's capital expenditures, primarily for computer systems and office furniture totaled approximately $4,400,000 in 1999 and are projected to total approximately $8,500,000 in 2000 and $5,500,000 in 2001. Capital expenditures during 2000 will include new computers, primarily for use in internal product development, replacement of its systems for accounting and order entry, as well as furnishings and other equipment related to the move of the Company's facilities in Kilburn, UK, and expansion of facilities in Chicago, Miami, Woking, UK, Denmark, and Australia. SPSS does not believe that the implementation of its business strategy will require substantial additional capital expenditures in comparison with historical levels of product development costs and other expenses.

INTERNATIONAL OPERATIONS

         Significant growth in the Company's international operations also occurred from 1995 to 1999. Revenues from international operations comprised approximately 47% to 52% of total net revenues between 1995 and 1999. They were approximately 50% of total net revenues in 1999.

         Following the reorganization of its international operations in 1990, SPSS has maintained substantially the same direct sales and telesales organizations worldwide. The international sales organization uses more independent distributors than does the domestic sales organization, primarily in countries without an SPSS sales office. Management believes the profit margins associated with the Company's domestic and international operations are essentially the same.

         As international revenues increase, SPSS may experience additional foreign currency exchange risk. To mitigate these effects, SPSS hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies). SPSS does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income. Accordingly, the Company's reported revenues and net income have been and in the future may be affected by the changes in foreign exchange rates.

YEAR 2000

         The Company spent approximately $1.5 million to address issues with the year 2000 date change. The Company has not experienced business disruption or incurred significant expenses in 2000 related to the date change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

         The Company's market risk disclosures pursuant to item 7A are not material and are therefore not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           SPSS INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                           PAGE

Independent Auditors' Report............................................................                     30

Consolidated Balance Sheets as of December 31, 1998 and 1999............................                     31

Consolidated Statements of Income for the years ended
    December 31, 1997, 1998 and 1999....................................................                     32

Consolidated Statements of Comprehensive Income for the years ended
     December 31, 1997, 1998 and 1999...................................................                     33

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1997, 1998 and 1999....................................................                     34

Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1998 and 1999....................................................                     35

Notes to Consolidated Financial Statements..............................................                     36

Financial Statement Schedule:

Schedule II Valuation and qualifying accounts...........................................                     52


Schedules not filed
All schedules other than that indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
SPSS Inc.:

We have audited the consolidated financial statements of SPSS Inc. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPSS Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Chicago, Illinois
March 17, 2000

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,    DECEMBER 31,
                                                                                         1998            1999
                                                                                      ------------    ------------
                                            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $   16,297      $   16,770
     Accounts receivable, net of allowances of $2,106 in 1998 and $2,510 in 1999           34,815          42,901
     Inventories                                                                            2,871           2,895
     Deferred income tax assets                                                             2,245           3,042
     Prepaid expenses and other current assets                                              2,306           2,833
                                                                                       ----------      ----------
          Total current assets                                                             58,534          68,441
                                                                                       ----------      ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Land and building                                                                      1,721           1,671
     Furniture, fixtures, and office equipment                                              7,407           7,617
     Computer equipment and software                                                       23,227          25,982
     Leasehold improvements                                                                 6,474           6,480
                                                                                       ----------      ----------
                                                                                           38,829          41,750
     Less accumulated depreciation and amortization                                        22,932          25,639
                                                                                       ----------      ----------
Net equipment and leasehold improvements                                                   15,897          16,111
                                                                                       ----------      ----------
Capitalized software development costs, net of accumulated amortization                    10,658          13,078
Goodwill, net of accumulated amortization                                                   5,110           5,339
Other assets                                                                                4,104           3,746
                                                                                       ----------      ----------
                                                                                       $   94,303      $  106,715
                                                                                       ==========      ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                     $    9,043      $    9,000
     Accounts payable                                                                       6,262           5,670
     Accrued royalties                                                                        571             488
     Accrued rent                                                                             847           1,050
     Other accrued liabilities                                                             10,431           8,270
     Income taxes and value added taxes payable                                             5,877           3,664
     Customer advances                                                                        579             529
     Deferred revenues                                                                     12,516          11,098
                                                                                       ----------      ----------

          Total current liabilities                                                        46,126          39,769
                                                                                       ----------      ----------

Deferred income taxes                                                                       2,638           3,809
Other non-current liabilities                                                               1,222           1,595
STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares authorized; 9,029,326 and 9,652,665 shares issued and outstanding in 1998 and
       1999, respectively                                                                      95              96
     Additional paid-in capital                                                            47,605          48,569
     Accumulated other comprehensive income                                                  (877)           (119)
     Retained earnings (accumulated deficit)                                               (2,506)         12,996
                                                                                       ----------      ----------

          Total stockholders'  equity                                                      44,317          61,542
                                                                                       ----------      ----------
                                                                                       $   94,303      $  106,715
                                                                                       ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                  1997              1998              1999
                                                               ------------      ------------      ------------

Net revenues:
   Analytical solutions                                        $      3,982      $      8,836      $     17,540
   Market research                                                   21,687            25,551            32,674
   Statistics                                                        85,437            89,085            91,716
                                                               ------------      ------------      ------------
Net revenues                                                        111,106           123,472           141,930

Operating expenses:
   Cost of revenues                                                   9,835            10,048            12,663
   Sales and marketing                                               54,503            60,413            68,277
   Product development                                               18,081            20,862            24,983
   General and administrative                                        12,283             9,427             9,773
   Special general and administrative charges                         5,616               445                --
   Merger-related                                                     4,306             1,948             1,611
   Acquired in-process technology                                       421             3,552               128
                                                               ------------      ------------      ------------
Operating expenses                                                  105,045           106,695           117,435
                                                               ------------      ------------      ------------

Operating income                                                      6,061            16,777            24,495
                                                               ------------      ------------      ------------
Other income (expense):
   Interest income                                                      585             1,087               193
   Interest expense                                                    (210)             (754)             (722)
   Other                                                               (503)             (128)              157
                                                               ------------      ------------      ------------
Other income (expense)                                                 (128)              205              (372)
                                                               ------------      ------------      ------------

Income  before income taxes                                           5,933            16,982            24,123
Income tax expense                                                    3,189             8,404             8,621
                                                               ------------      ------------      ------------

Net income                                                     $      2,744      $      8,578      $     15,502
                                                               ============      ============      ============

Basic net income  per share                                    $       0.29      $       0.90      $       1.61
                                                               ============      ============      ============

Shares used in computing basic net
   income per share                                               9,333,463         9,515,191         9,600,983
                                                               ============      ============      ============

Diluted net income  per share                                  $       0.27      $       0.85      $       1.52
                                                               ============      ============      ============

Shares used in computing diluted net
   income per share                                              10,172,174        10,104,015        10,191,674
                                                               ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                       1997          1998         1999
                                                     --------      --------     --------

Net income                                           $  2,744      $  8,578     $ 15,502

Other comprehensive income (loss):
     Foreign currency translation adjustment             (687)          188          758
                                                     --------      --------     --------

Comprehensive income                                 $  2,057      $  8,766     $ 16,260
                                                     ========      ========     ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   1997          1998          1999
                                                                 --------      --------      --------


Common stock, $.01 par value:
   Balance at beginning of period                                $     92      $     93      $     95
   Issuance of 26,081 shares of common stock in 1997                 --            --            --
   Sale of 11,256, 18,663 and 18,249 shares of common
     stock to the Employee Stock Purchase Plan in 1997,
   1998 and 1999, respectively                                       --            --            --
   Exercise of stock options and other                                  1             2             1
                                                                 --------      --------      --------
   Balance at end of period                                      $     93      $     95      $     96
                                                                 --------      --------      --------

Additional paid in capital:
   Balance at beginning of period                                $ 43,259      $ 44,376      $ 47,605
   Issuance of  26,081 shares of common stock in 1997                 322          --            --
   Sale of 11,256, 18,663 and 18,249 shares of common stock
     to the Employee Stock Purchase Plan in 1997,
     1998 and 1999, respectively                                      297           410           365
   Sale of 54,606 shares of common stock
     in 1998                                                         --             488          --
   Exercise of  stock options and other                               148         1,323           248
   Income tax benefit related to stock options                        350         1,008           351
                                                                 --------      --------      --------
   Balance at end of period                                      $ 44,376      $ 47,605      $ 48,569
                                                                 --------      --------      --------

Accumulated other comprehensive income:
   Balance at beginning of period                                $   (378)     $ (1,065)     $   (877)
   Translation adjustment                                            (687)          188           758
                                                                 --------      --------      --------
   Balance at end of period                                      $ (1,065)     $   (877)     $   (119)
                                                                 --------      --------      --------

Retained earnings (accumulated deficit)
   Balance at beginning of period                                $(13,828)     $(11,084)     $ (2,506)
   Net income                                                       2,744         8,578        15,502
                                                                 --------      --------      --------
   Balance at end of period                                      $(11,084)     $ (2,506)     $ 12,996
                                                                 --------      --------      --------

Total stockholders' equity                                       $ 32,320      $ 44,317      $ 61,542
                                                                 ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                       1997          1998          1999
                                                                     --------      --------      --------

Cash flows from operating activities:
    Net income                                                       $  2,744      $  8,578      $ 15,502
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                 6,775         6,807         8,703
          Deferred income taxes                                        (1,701)         (546)          374
          Write-off of software development costs
             and other assets                                           3,862           445          --
          Write-off of acquired in-process
             technology                                                   421         3,552           128
          Changes in assets and liabilities, net of effects of
             acquisitions:
             Accounts receivable                                       (6,006)       (5,771)       (8,086)
             Inventories                                                 (376)         (164)          (24)
             Accounts payable                                             527           960          (592)
             Accrued royalties                                            (38)           89           (83)
             Accrued expenses                                          (1,671)       (1,494)       (2,208)
             Accrued income taxes                                      (2,618)        4,423        (2,213)
             Deferred revenue                                           2,408          (208)       (1,418)
             Other                                                     (1,617)          149          (470)
                                                                     --------      --------      --------

Net cash provided by operating activities                               2,710        16,820         9,613
                                                                     --------      --------      --------

Cash flows from investing activities:
     Capital expenditures                                              (2,735)      (10,319)       (4,382)
     Capitalized software development costs                            (3,791)       (4,070)       (5,597)
     Net payments related to acquisitions                              (1,006)       (8,404)          (83)
                                                                     --------      --------      --------

Net cash used in investing activities                                  (7,532)      (22,793)      (10,062)
                                                                     --------      --------      --------

Cash flows from financing activities:
     Net borrowings (repayments) under
       line-of-credit agreements                                           71         8,972           (43)
     Proceeds from issuance of common stock                               864         2,223           614
     Income tax benefit from stock option exercises                       350         1,008           351
                                                                     --------      --------      --------

Net cash  provided by financing activities                              1,285        12,203           922
                                                                     --------      --------      --------

Net change in cash and cash equivalents                                (3,537)        6,230           473
Cash and cash equivalents at beginning of period                       13,604        10,067        16,297
                                                                     --------      --------      --------

Cash and cash equivalents at end of period                           $ 10,067      $ 16,297      $ 16,770
                                                                     ========      ========      ========

Supplemental disclosures of cash flow information:
     Interest paid                                                   $    215      $    199      $    938
     Income taxes paid                                               $  7,064      $  5,642      $ 11,271
                                                                     ========      ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Description of Business

         SPSS Inc. ("SPSS" or the "Company") is a multinational company that provides software and professional services for discovering what customers want and predicting what they will do. The Company's products and services, individually and in combination, are primarily used by commercial organizations to integrate and analyze market, customer, and operational data in the process of formulating strategies and programs to interact with their customers more effectively. This process is commonly called "data mining" or "data analysis using advanced analytical techniques."

         Analytical solutions include products and services, sold separately or in combination, for customer relationship management, business intelligence, and business performance measurement applications. Market research includes products and services, sold separately or in combination, for survey design, implementation, and analysis in the market research industry. Statistics include products and services, sold separately or in combination, for general purpose statistical analysis.

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

         (d) Software Revenue Recognition

         SPSS primarily recognizes revenue from product licenses, net of an allowance for estimated returns and cancellations, at the time the software is delivered. Revenue from certain product license agreements is recognized upon contract execution, product delivery, and customer acceptance.

         Revenue from postcontract customer support ("PCS" or "maintenance") agreements, including PCS bundled with product licenses, is recognized ratably over the term of the related PCS agreements. Some product licenses include commitments for insignificant obligations, such as technical and other support, for which an accrual is provided.

         Revenue from training, consulting, publications, and other items is recognized as the related products or services are delivered or rendered.

         On January 1, 1998, SPSS adopted AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, which specifies the criteria that must be met prior to SPSS recognizing revenues from software sales. The adoption of SOP 97-2 in 1998 has not had a material impact on the Company's financial position or results of operations.

         (e) Software Development Costs

         Software development costs incurred by SPSS in connection with the Company's long-term development projects are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SPSS has not capitalized software development costs relating to development projects where the net realizable value is of short duration, as the effect would be immaterial. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value.

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

                                                                1997             1998             1999
                                                            ------------     ------------     ------------
BASIC EPS

Income Available to Common Shareholders                     $  2,744,000     $  8,578,000     $ 15,502,000

Weighted-Average Number of Common Shares Outstanding
                                                               9,333,463        9,515,191        9,600,983

Basic EPS                                                   $       0.29     $       0.90     $       1.61


DILUTED EPS

Income Available to Common Shareholders                     $  2,744,000     $  8,578,000     $ 15,502,000

Weighted-Average Number of Common Shares Outstanding           9,333,463        9,515,191        9,600,983

Effect of dilutive securities:
  Employee and director stock options                            838,711          588,824          590,691
                                                            ------------     ------------     ------------

Weighted-Average Number of Common Shares and Common
  Share Options that would be issued upon exercise            10,172,174       10,104,015       10,191,674
                                                            ------------     ------------     ------------

Diluted EPS                                                 $       0.27     $       0.85     $       1.52

Anti-dilutive shares                                               2,163          191,014          157,753
                                                            ============     ============     ============


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

         As of January 1, 1998, SPSS adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During 1998 and 1999, SPSS capitalized $873,000 and $739,000 and amortized $6,000 and $23,000, respectively, of internal-use computer software.

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

         (i) Stock Option Plans

         Prior to January 1, 1996, SPSS accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying shares exceeded the exercise price. On January 1, 1996, SPSS adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. SPSS has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

         (j) Inventories

         Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         (k) Goodwill

         The excess of the cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 10 to 15 years. Accumulated amortization was $793,000 and $1,331,000 as of December 31, 1998 and 1999, respectively.

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

         (o) Long-Lived Assets

         Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated. Impairment is measured by comparing the carrying value to the estimated and undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. SPSS has determined that as of December 31, 1999, there has been no impairment in the carrying values of the long-lived assets.

         (p) Reclassifications

         Where appropriate, some items relating to the prior years have been reclassified to conform to the presentation in the current year.

(2) DOMESTIC AND FOREIGN OPERATIONS

         The net assets, net revenues and net earnings of international subsidiaries as of and for the years ended December 31, 1997, 1998 and 1999 included in the consolidated financial statements are summarized as follows:

                                                                    DECEMBER 31,
                                                  -----------------------------------------------
                                                      1997              1998             1999
                                                  ------------      ------------     ------------
         Working capital (deficit)                $   (334,000)     $  7,752,000     $ 18,042,000
                                                  ============      ============     ============
         Excess of noncurrent assets over
           Noncurrent liabilities                 $  3,353,000      $  3,468,000     $  3,996,000
                                                  ============      ============     ============
         Net revenues                             $ 55,092,000      $ 58,602,000     $ 71,521,000
                                                  ============      ============     ============
         Net earnings (loss)                      $   (860,000)     $  7,017,000     $  4,655,000
                                                  ============      ============     ============

         Net revenues(1) per geographic region are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                      1997             1998             1999
                                                  ------------     ------------     ------------

         United States                            $ 56,014,000     $ 64,870,000     $ 70,409,000
         United Kingdom                             18,853,000       22,499,000       24,038,000
         The Netherlands                            10,880,000       11,978,000       13,505,000
         Japan                                       9,621,000        9,750,000       11,900,000
         Germany                                     7,587,000        7,651,000        8,691,000
         Other                                       8,151,000        6,724,000       13,387,000
                                                  ------------     ------------     ------------
                                                  $111,106,000     $123,472,000     $141,930,000
                                                  ============     ============     ============

         (1)      Revenues are attributed to countries based on point-of-sale.

         Long-lived assets per geographic region are summarized as follows:

                                                                   DECEMBER 31,
                                                  ----------------------------------------------
                                                      1997             1998             1999
                                                  ------------     ------------     ------------

         United States                            $ 17,312,000     $ 31,455,000     $ 33,912,000
         United Kingdom                              2,212,000        2,122,000        1,968,000
         The Netherlands                               448,000          318,000          224,000
         Japan                                         978,000        1,049,000        1,066,000
         Germany                                       274,000          269,000          211,000
         Other                                         303,000          556,000          893,000
                                                  ------------     ------------     ------------
                                                  $ 21,527,000     $ 35,769,000     $ 38,274,000
                                                  ============     ============     ============

(3) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

         Activity in capitalized software is summarized as follows:

                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                      1997              1998              1999
                                                  ------------      ------------      ------------

         Balance, net -- beginning of year        $  7,036,000      $  6,703,000      $ 10,658,000
         Additions                                   3,191,000         5,500,000         3,961,000
         Product translations                        1,210,000           792,000         1,641,000
         Write-down to net realizable value         (3,031,000)         (445,000)             --
         Amortization expense charged to
            cost of revenues                        (1,703,000)       (1,892,000)       (3,182,000)
                                                  ------------      ------------      ------------
         Balance, net -- end of year              $  6,703,000      $ 10,658,000      $ 13,078,000
                                                  ============      ============      ============


         The components of net capitalized software are summarized as follows:

                                                             DECEMBER 31,
                                                    -----------------------------
                                                        1998             1999
                                                    ------------     ------------

         Product translations                       $  1,883,000     $  2,798,000
         Acquired software technology                  4,310,000        4,720,000
         Capitalized software development costs        4,465,000        5,560,000
                                                    ------------     ------------
         Balance, net - end of year                 $ 10,658,000     $ 13,078,000
                                                    ============     ============


         Total software development costs, including amounts expensed as incurred, amounted to approximately $21,872,000, $24,932,000 and $30,580,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

         Included in acquired software technology at December 31, 1998 and 1999 is $126,000 and $88,000 of technology resulting from the purchase of the DeltaGraph product. (See Note 4)

         Included in acquired software technology at December 31, 1998 and 1999 is $202,000 and $161,000 of technology resulting from the purchase of Surveycraft Pty Ltd. (See Note 4)

         Included in acquired software technology at December 31, 1998 and 1999 is $2,020,000 and $1,616,000 of technology resulting from the purchase of Integral Solutions Ltd. (See Note 4)

         Included in acquired software technology at December 31, 1999 is $5,000 of technology resulting from the purchase of the VerbaStat product. (See Note 4)

(4) ACQUISITIONS

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

         In November 1998, SPSS acquired all of the outstanding shares of capital stock of Surveycraft Pty. Ltd. ("Surveycraft") for an aggregate purchase price of approximately $1,700,000. The Surveycraft acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. In the fourth quarter of 1998, SPSS recorded charges of approximately $863,000 representing a one-time write-off of acquired in-process technology and other merger-related costs. Surveycraft is a computer software company specializing in market research software. In 1999 SPSS consolidated the Surveycraft business into its Australia and Cincinnati offices. Also in 1999, some assumed liabilities were revalued, and goodwill was decreased by $371,000.

         On December 31, 1998, SPSS acquired all of the outstanding shares of capital stock of Integral Solutions Limited ("Integral Solutions"), a corporation incorporated under the laws of England, from the shareholders of Integral Solutions (the "Shareholders"). The stock purchase occurred pursuant to the Stock Purchase Agreement between SPSS and the Shareholders in the United Kingdom (the "Agreement") dated as of December 31, 1998. SPSS acquired Integral Solutions from the Shareholders for approximately $7,000,000 plus some Contingent Payments (as defined in the Agreement) of up to approximately $7,000,000 based on future results of the acquired business (the "Purchase Price"). An additional payment of approximately $3,900,000 was made in January 2000. Additional payments will be recorded as an adjustment to purchase price in the periods in which such payments are determinable. The Integral Solutions acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. In the fourth quarter of 1998, SPSS recorded charges of approximately $5,053,000 representing a one-time write-off of acquired in-process technology and other merger-related costs. Integral Solutions is a leading full-service data mining company, supplying consultancy and training. In 1999 Integral Solutions office lease expired and personnel were moved to the existing SPSS UK Ltd offices in Woking, England. Also in 1999, some assumed liabilities were revalued, and goodwill was increased by $227,000.

         The following summary presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the year ended December 31, 1998.

                                              ACQUIRED
                             PURCHASED       IN-PROCESS                                          PURCHASE
       COMPANY NAME          SOFTWARE        TECHNOLOGY        GOODWILL          OTHER           PRICE (1)
       ------------        ------------     ------------     ------------     ------------     ------------

Surveycraft                $    202,000     $    312,000     $  1,974,000     $    533,000     $  3,021,000
Integral Solutions            2,020,000        3,240,000        2,239,000        1,741,000        9,240,000
                           ------------     ------------     ------------     ------------     ------------
                           $  2,222,000     $  3,552,000     $  4,213,000     $  2,274,000     $ 12,261,000
                           ============     ============     ============     ============     ============

------------------

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

         On November 29, 1999, SPSS acquired all of the outstanding shares of capital stock of Vento Software, Inc. ("Vento"), a corporation incorporated under the laws of Florida, from the shareholders of Vento in exchange for 546,060 shares of Common Stock in a stock acquisition accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if SPSS and Vento had been combined for all periods presented. In the fourth quarter of 1999, SPSS recorded charges of approximately $1,948,000 representing merger-related costs for expenses relating to management and sales force restructuring, employee sign-on bonuses, professional fees and various other expenses. Vento is an analytical solutions software company whose assets include the VentoMap product line, a series of industry-specific software products for business performance measurement, and a proprietary methodology for the delivery of related professional services. SPSS plans to further develop these Vento products and integrate its data mining capabilities, as well as use the Vento professional services methodology as a basis for expanded consulting activities supporting the implementation of its analytical solutions.

         The following information reconciles net revenues and net income of SPSS as previously reported with the amounts presented in the accompanying consolidated statements of income for the years ended December 31, 1997 and 1998, as well as the results of operations for 1999 for Vento during the period preceding the acquisition. The 1999 results presented for Vento represent the eleven months ended November 30, 1999.

                                         1997               1998                1999
                                    --------------     --------------      --------------

         Net revenues:
           SPSS (1)                 $  110,644,000      $  121,387,000               --
           Vento                           462,000           2,085,000     $    1,507,000
                                    --------------     --------------
             Total                  $  111,106,000      $  123,472,000
                                    ==============     ==============

         Net income (loss):
           SPSS (1)                 $    3,582,000      $    8,330,000               --
           Vento                          (838,000)            248,000     $     (633,000)
                                    --------------     --------------
              Total                 $    2,744,000      $    8,578,000
                                    ==============     ==============

         (1) Represents the historical results of SPSS without considering the effect of the Vento pooling of interests transaction.

         On December 24, 1999, SPSS acquired certain assets related to the VerbaStat software program from DataStat, S.A., a corporation organized under the laws of Belgium, for approximately $1,000,000. VerbaStat is a software tool for computer aided coding of open-ended survey questions. SPSS plans to further develop this product and integrate its capabilities into its next-generation solution for firms in the market research industry.

         The following summary presents information concerning the purchase price allocation for the VerbaStat acquisition accounted for under the purchase method for the year ended December 31, 1999.

                                                ACQUIRED
                             PURCHASED         IN-PROCESS                                            PURCHASE
        COMPANY NAME         SOFTWARE          TECHNOLOGY         GOODWILL            OTHER           PRICE
        ------------         --------          ----------         --------            -----          --------

         VerbaStat            $5,000           $  128,000         $883,000          $ 138,000        $1,154,000

(5) COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

         The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 1999:

             YEAR ENDING DECEMBER 31,                             AMOUNT
             ------------------------                         -------------
             2000                                             $   4,975,000
             2001                                                 3,838,000
             2002                                                 3,254,000
             2003                                                 2,990,000
             2004                                                 2,533,000
             Thereafter                                          17,315,000
                                                              -------------
                                                              $  34,905,000
                                                              =============

         Rent expense related to operating leases was approximately $4,682,000, $5,210,000 and $5,262,000 during the years ended December 31, 1997, 1998, and 1999, respectively.

         LITIGATION

         SPSS is subject to certain legal proceedings and claims that have arisen in the ordinary course of business and have not been adjudicated. Management currently believes the ultimate outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.


(6) OTHER NON-CURRENT LIABILITIES

         SPSS has a mortgage on its freehold property which houses the SPSS Limited offices in London, England. The mortgage is held by Norwich Union Investment Management of Norwich, England and is a fixed 12.04%, 30-year mortgage expiring in January 2010. The annual principal and interest payments total British Pounds Sterling (GBP) 109,692 (approximately $177,000). The current portion of this debt is GBP 29,453 (approximately $53,000), and is included in "Other accrued liabilities". The non-current balance as of December 31, 1999 is GBP 575,056 (approximately $929,000).

         In December 1999, SPSS entered into an asset purchase agreement with DataStat, S.A. for the purchase of the VerbaStat product. Under the terms of the agreement, SPSS will pay DataStat twelve quarterly installment payments of $83,333. The current portion of this debt is approximately $250,000, and is included in "Other accrued liabilities."

(7) FINANCING ARRANGEMENTS

         In May 1998, SPSS entered into a loan agreement with American National Bank and Trust Company of Chicago. Under the agreement, SPSS has an available $10,000,000 unsecured line of credit. At December 31, 1999, SPSS had $9,000,000 in borrowings under this credit agreement. In June 1999, SPSS entered into a second loan agreement with American National, under which SPSS has available an additional $10,000,000 unsecured line of credit. At December 31, 1999, SPSS had no borrowings under its second credit agreement. Borrowings against each agreement bear interest at either the prime rate or the Eurodollar Rate (varying between 7.96% and 8.21% at December 31, 1999), depending on the circumstances.

(8) OTHER INCOME (EXPENSE)

         Other income (expense) consists of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                          1997              1998              1999
                                                      ------------      ------------      ------------

         Interest income                              $    585,000      $  1,087,000      $    193,000
         Interest expense                                 (210,000)         (754,000)         (722,000)
         Exchange gain (loss) on foreign currency
            Transactions                                  (488,000)         (238,000)          119,000
         Other                                             (15,000)          110,000            38,000
                                                      ------------      ------------      ------------
         Total other income (expense)                 $   (128,000)     $    205,000      $   (372,000)
                                                      ============      ============      ============


(9) INCOME TAXES

         Income before income tax consists of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                          1997             1998             1999
                                                      ------------     ------------     ------------

         Domestic                                     $  5,569,000     $  5,391,000     $  7,347,000
         Foreign                                           364,000       11,591,000       16,776,000
                                                      ------------     ------------     ------------
                                                      $  5,933,000     $ 16,982,000     $ 24,123,000
                                                      ============     ============     ============

         Income tax expense consists of the following:

                                                        CURRENT           DEFERRED           TOTAL
                                                      ------------      ------------      ------------

         Year ended December 31, 1997
              U.S. Federal                            $  2,056,000      $   (609,000)     $  1,447,000
              State                                        627,000           (83,000)          544,000
              Foreign                                    2,207,000        (1,009,000)        1,198,000
                                                      ------------      ------------      ------------

                                                      $  4,890,000      $ (1,701,000)     $  3,189,000
                                                      ============      ============      ============

         Year ended December 31, 1998
              U.S. Federal                            $  4,029,000      $ (1,141,000)     $  2,888,000
              State                                        884,000          (161,000)          723,000
              Foreign                                    4,037,000           756,000         4,793,000
                                                      ------------      ------------      ------------

                                                      $  8,950,000      $   (546,000)     $  8,404,000
                                                      ============      ============      ============

         Year ended December 31, 1999
              U.S. Federal                            $  2,549,000          $178,000      $  2,727,000
              State                                        495,000            19,000           514,000
              Foreign                                    5,203,000           177,000         5,380,000
                                                      ------------      ------------      ------------

                                                      $  8,247,000          $374,000      $  8,621,000
                                                      ============      ============      ============

         For the years ended December 31, 1997, 1998 and 1999, the reconciliation of statutory to effective income taxes is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                          1997              1998              1999
                                                      ------------      ------------      ------------
         Income taxes using the Federal
           statutory rate of 34%                      $  2,018,000      $  5,774,000      $  8,202,000
         State income taxes, net of Federal tax
           Benefit                                         359,000           477,000           339,000
         Foreign taxes at net rates different
           from U.S. Federal rates                       1,096,000           524,000          (324,000)
         Foreign tax credit                               (273,000)         (642,000)             --
         Nondeductible write-off of in-process
           research and development                           --           1,208,000           128,000
         Acquisition costs                                 592,000           785,000           404,000
         Other, net                                       (603,000)          278,000          (128,000)
                                                      ------------      ------------      ------------
                                                      $  3,189,000      $  8,404,000      $  8,621,000
                                                      ============      ============      ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1999, are presented below:

                                                                                             1998              1999
                                                                                         ------------      ------------
Deferred tax assets:
     Accounts receivable principally due to allowance for doubtful accounts              $    431,000      $    428,000
     Inventories, principally due to additional costs inventoried for tax purposes
         pursuant to the Tax Reform Act of 1986                                               103,000            51,000
     Compensated absences, principally due to accrual for financial reporting
         purposes                                                                             223,000           161,000
     Research and experimentation credit carryforwards                                        491,000           523,000
     Deferred rent                                                                            455,000           550,000
     Plant and equipment, principally due to differences in depreciation and
        capitalized interest                                                                  577,000               --
     Deferred revenues                                                                      1,925,000         2,272,000
     Foreign currency loss                                                                    107,000            66,000
     Acquisition-related items                                                              1,953,000         2,345,000
     State deferred tax asset                                                                  15,000             2,000
     U.S. net operating loss carryforwards                                                    231,000           110,000
     Non-U.S. net operating loss carryforwards                                              1,092,000           915,000
     Other                                                                                    142,000           244,000
                                                                                         ------------      ------------

Total gross deferred tax assets                                                             7,745,000         7,667,000
Less valuation allowance                                                                   (3,637,000)       (2,770,000)
                                                                                         ------------      ------------

Net deferred tax assets                                                                     4,108,000         4,897,000
                                                                                         ------------      ------------

Deferred tax liabilities:
     Capitalized software costs                                                             2,826,000         3,413,000
     Acquisition-related items                                                              1,675,000         1,389,000
     Post-retirement benefits                                                                    --             544,000
     Plant and equipment                                                                         --             204,000
     Other                                                                                       --             114,000
                                                                                         ------------      ------------

Net deferred tax liability                                                               $   (393,000)     $   (767,000)
                                                                                         ============      ============

         The valuation allowance decreased $1,256,000 in 1997, remained unchanged in 1998, and decreased $867,000 in 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

         As of December 31, 1999, Jandel had net operating loss carryforwards of approximately $285,000 for Federal purposes, expiring in the year 2010. Due to the merger with SPSS, Jandel's ability to utilize net operating loss carryforwards may be affected.

         As of December 31, 1999, SPSS A/S had a Denmark net operating loss carryforward of approximately $2,692,000, which begins to expire in 2000.

         As of December 31, 1999, SPSS had a Federal research and experimentation credit carryforward of approximately $523,000, which begins to expire in 2000.

(10) EMPLOYEE BENEFIT PLANS

          Effective February 1, 1995, SPSS amended its 401(k) savings plan. Qualified employees may participate in the savings plan by contributing up to the lesser of 15% of eligible compensation or $9,240 in a calendar year. Beginning in 1999, SPSS made a matching contribution of $500 for employees in the plan the entire year, which resulted in a $192,000 contribution by SPSS recorded as compensation expense. Also in 1999, the plan year was amended to begin on December 31 of each year and end on December 30.

          In 1993, SPSS implemented an employee stock purchase plan. The SPSS purchase plan provides that eligible employees may contribute up to 10% of their base salary per quarter towards the quarterly purchase of SPSS common stock. The employee's purchase price is 85% of the fair market value of the stock at the close of the first business day after the quarterly offering period. The total number of shares issuable under the purchase plan is 100,000. During 1997, 11,256 shares were issued under the purchase plan at market prices ranging from $24.25 to $29.875. During 1998, 18,663 shares were issued under the purchase plan at market prices ranging from $19.25 to $23.75. During 1999, 18,249 shares were issued under the purchase plan at market prices ranging from $16.75 to $25.50. SPSS recorded $47,000, $54,000 and $52,000 in compensation expense related to the purchase of these shares in 1997, 1998 and 1999, respectively.

(11) RESEARCH AND DEVELOPMENT LIMITED PARTNERSHIPS

         SPSS entered into agreements with limited partnerships in 1981, 1982 and 1985 to perform research and development for new and existing computer software. Certain of the general and limited partners of these partnerships are officers of SPSS and under these agreements, SPSS incurred royalty expense to the partnerships of $319,000, $235,000 and $237,000, for the years ended December 31, 1997, 1998 and 1999.

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

                                                   YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------
                                           1997             1998             1999
                                       ------------     ------------     ------------
         Net income:
           As reported                 $  2,744,000     $  8,578,000     $ 15,502,000
           Pro forma                      1,008,000        5,957,000       12,296,000

         Net earnings per share:
           Basic as reported                   0.29             0.90             1.61
           Basic pro forma                     0.11             0.63             1.28
           Diluted as reported                 0.27             0.85             1.52
           Diluted pro forma                   0.10             0.59             1.21

         Under the stock option plans, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997, 1998 and 1999, respectively; no expected dividend yield; expected volatility of 25% in 1997 and 1998, and 39 percent in 1999; risk free interest rates of 5.57%, 5.30% and 6.43%, respectively, and expected lives of 8 years. Additional information regarding options is as follows:

                                           1997                       1998                       1999
                                 ----------------------     -----------------------     ----------------------
                                               WEIGHTED                    WEIGHTED                   WEIGHTED
                                                AVERAGE                     AVERAGE                    AVERAGE
                                               EXERCISE                    EXERCISE                   EXERCISE
                                  OPTIONS        PRICE       OPTIONS         PRICE       OPTIONS        PRICE
                                 ----------    --------     ----------     --------     ---------     --------
Outstanding at beginning
   of year                        1,379,076      $10.39      1,699,106      $13.99      1,861,093      $16.43
     Granted                        392,500       28.15        413,500       21.36        478,468       18.80
     Forfeited                      (29,990)      21.28        (52,494)      26.21        (32,367)      24.49
     Exercised                      (42,480)       3.65       (199,019)       6.66        (59,030)       4.21
                                 ----------      ------     ----------      ------     ----------      ------

Outstanding at end of year        1,699,106       13.99      1,861,093       16.43      2,248,164       17.11

Options exercisable at
   year end                         984,115       12.58      1,115,749       12.21      1,413,790       14.89


         The weighted average fair value of options granted during 1997, 1998 and 1999 was $28.15, $21.36 and $18.80, respectively.

         The following table summarizes information about stock options outstanding at December 31, 1999:

                                                           WEIGHTED
                                                           AVERAGE         WEIGHTED                           WEIGHTED
                                                          REMAINING         AVERAGE                            AVERAGE
                                       OPTIONS            CONTRACTUAL      EXERCISE          OPTIONS          EXERCISE
     RANGE OF EXERCISE PRICES        OUTSTANDING             LIFE           PRICE          EXERCISABLE         PRICE
     ------------------------        -----------          -----------      --------        -----------        --------

$             1.05                      259,087               2.01          $ 1.05            259,087          $ 1.05
           8.00-9.125                   179,382               4.04            8.61            179,382            8.61
          12.875-14.75                  481,746               5.66           14.04            473,508           14.03
          17.50-23.25                   868,054               8.96           19.93            169,708           21.00
          25.125-29.00                  459,895               7.13           27.34            332,105           27.16
                                     ----------             ------          ------         ----------          ------
                                      2,248,164               6.69          $17.11          1,413,790          $14.89

(15) UNAUDITED QUARTERLY FINANCIAL INFORMATION

             The following is a summary of the unaudited interim results of operations for each of the quarters ended in 1998 and 1999.

                                 MAR. 31,    JUNE 30,   SEPT. 30,   DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,    DEC. 31,
                                   1998        1998        1998       1998        1999        1999        1999        1999
                                 --------    --------   ---------   --------    --------    --------   ---------    --------
Net revenues:
  Analytical solutions           $  1,737    $  1,714    $  2,592   $  2,793    $  3,680    $  3,597    $  4,189    $  6,074
  Market research                   5,814       6,264       6,054      7,419       7,030       7,199       7,667      10,778
  Statistics                       21,424      21,518      21,811     24,332      22,287      22,850      22,763      23,816
                                 --------    --------    --------   --------    --------    --------    --------    --------
      Net revenues                 28,975      29,496      30,457     34,544      32,997      33,646      34,619      40,668
Operating expenses:
  Cost of revenues                  2,435       2,574       2,516      2,523       2,683       3,126       3,253       3,601
  Sales and marketing              14,428      15,408      14,241     16,336      16,904      16,357      16,109      18,907
  Product development               5,045       4,886       5,394      5,537       5,709       6,215       6,581       6,478
  General and administrative        2,008       2,483       2,807      2,129       2,415       2,985       2,607       1,766
  Special general and
   administrative (a)                --          --          --          445        --          --          --          --
  Merger-related (b)                 --          --          --        1,948        --          --          --         1,611
  Acquired in-process
   technology (c)                    --          --          --        3,552        --          --          --           128
                                 --------    --------    --------   --------    --------    --------    --------    --------
      Operating expenses           23,916      25,351      24,958     32,470      27,711      28,683      28,550      32,491
                                 --------    --------    --------   --------    --------    --------    --------    --------
Operating income                    5,059       4,145       5,499      2,074       5,286       4,963       6,069       8,177
Net interest income
 (expense)                             50          76          95        112         (65)        (86)       (332)        (46)
Other income (expenses)              (169)        (24)        205       (140)       (115)       (204)        539         (63)
                                 --------    --------    --------   --------    --------    --------    --------    --------
Income before income taxes          4,940       4,197       5,799      2,046       5,106       4,673       6,276       8,068
Income tax expense                  1,661       1,488       1,854      3,401       1,766       1,774       2,195       2,886
                                 --------    --------    --------   --------    --------    --------    --------    --------
Net income (loss)                $  3,279    $  2,709    $  3,945   ($ 1,355)   $  3,340    $  2,899    $  4,081    $  5,182
                                 ========    ========    ========   ========    ========    ========    ========    ========
Basic net earnings per share     $   0.35    $   0.28    $   0.41   ($  0.14)   $   0.35    $   0.30    $   0.42    $   0.54
                                 ========    ========    ========   ========    ========    ========    ========    ========
Shares used in basic per
  share                             9,390       9,525       9,569      9,575       9,581       9,596       9,606       9,621
                                 ========    ========    ========   ========    ========    ========    ========    ========
Diluted net earnings per
  share                          $   0.33    $   0.27    $   0.39   ($  0.14)   $   0.33    $   0.28    $   0.40    $   0.51
                                 ========    ========    ========   ========    ========    ========    ========    ========
Shares used in diluted per
  share                            10,063      10,128      10,137      9,575      10,091      10,145      10,283      10,227
                                 ========    ========    ========   ========    ========    ========    ========    ========

                                ------------------------------------------------------------------------------------------------
                                MAR. 31,     JUNE 30,    SEPT. 30,   DEC. 31,     MAR. 31,     JUNE 30,   SEPT. 30,     DEC. 31,
                                   1998        1998        1998        1998         1999         1999       1999          1999
                                 --------    --------    --------    --------     --------     --------   ---------     --------
Net revenues:
  Analytical solutions                  6%          6%          8%          8%          11%          11%          12%          15%
  Market research                      20%         21%         20%         22%          21%          21%          22%          26%
  Statistics                           74%         73%         72%         70%          68%          68%          66%          59%
                                 --------    --------    --------    --------     --------     --------     --------     --------
      Net revenues                    100%        100%        100%        100%         100%         100%         100%         100%
Operating expenses:
  Cost of revenues                      8%          9%          8%          8%           8%           9%           9%           9%
  Sales and marketing                  50%         52%         47%         47%          51%          49%          47%          47%
  Product development                  18%         17%         18%         16%          17%          18%          19%          16%
  General and administrative            7%          8%          9%          6%           8%           9%           7%           4%
  Special general and
   administrative (a)                --          --          --             1%        --           --           --           --
  Merger-related (b)                 --          --          --             6%        --           --           --              4%
  Acquired in-process
   technology (c)                    --          --          --            10%        --           --           --           --
                                 --------    --------    --------    --------     --------     --------     --------     --------
      Operating expenses               83%         86%         82%         94%          84%          85%          82%          80%
                                 --------    --------    --------    --------     --------     --------     --------     --------
Operating income                       17%         14%         18%          6%          16%          15%          18%          20%
Net interest income
 (expense)                           --          --          --          --           --           --             (1)%       --
Other income (expense)               --          --             1%       --             (1)%         (1)%          1%        --
                                 --------    --------    --------    --------     --------     --------     --------     --------
Income before income taxes             17%         14%         19%          6%          15%          14%          18%          20%
Income tax expense                      6%          5%          6%         10%           5%           5%           6%           7%
                                 --------    --------    --------    --------     --------     --------     --------     --------
Net income (loss)                      11%          9%         13%         (4)%         10%           9%          12%          13%
                                 ========    ========    ========    ========     ========     ========     ========     ========

(a) Write-off principally of some software assets associated with the Company's Unix and Open VMS products duplicated through the acquisitions of Surveycraft and Integral Solutions in 1998.

(b) Includes costs related to acquisitions accounted for as poolings of interests, such as investment banking and other professional fees, employee severance and costs of closing excess office facilities and certain expenses associated with the closing of other acquisitions.

(c) Includes costs related to acquired in-process technology, in conjunction with business combinations accounted for as purchases.

                                   SCHEDULE II

                                    SPSS INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999



                                                                ADDITIONS
                                                        ------------------------
                                        BALANCE AT      CHARGED TO    CHARGED TO                     BALANCE AT
                                       BEGINNING OF      COSTS AND      OTHER                            END OF
              DESCRIPTION                 PERIOD         EXPENSES      ACCOUNTS        DEDUCTIONS      PERIOD
              -----------              ------------     ----------    ----------       ----------    ----------

1997
Allowance for doubtful accounts,
  product returns, and cancellations   $  1,706,000   $    447,000   $  1,606,000    $  2,045,000   $  1,714,000
Inventory obsolescence reserve              232,000        100,000        (50,000)        215,000         67,000

1998
Allowance for doubtful accounts,
  product returns, and cancellations   $  1,714,000   $    724,000   $  1,867,000    $  2,199,000   $  2,106,000
Inventory obsolescence reserve               67,000         50,000           --           102,000         15,000

1999
Allowance for doubtful accounts,
  product returns, and cancellations   $  2,106,000   $  1,768,000   $  1,124,000    $  2,488,000   $  2,510,000
Inventory obsolescence reserve               15,000         25,000           --            23,000         17,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants during fiscal year 1999.



                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

         The following table shows information as of March 17, 2000 with respect to each person who is an executive officer or director of SPSS.

Name                                                      Age                         Position
----                                                      ---                         --------
Norman Nie.........................................        56     Chairman of the Board of Directors
Jack Noonan........................................        52     Director, President and Chief Executive Officer
Edward Hamburg.....................................        48     Executive Vice President, Corporate Operations,
                                                                  Chief Financial Officer, and Secretary
Louise Rehling.....................................        56     Executive Vice President, Product Development
Mark Battaglia.....................................        40     Executive Vice President, Corporate Marketing
Ian Durrell........................................        57     Executive Vice President, SPSS Market Research
Susan Phelan.......................................        43     Executive Vice President, SPSS Business
                                                                  Intelligence
Bernard Goldstein (1)(2)...........................        69     Director
Merritt Lutz (1)...................................        57     Director
Michael Blair (1)(2)...............................        55     Director

---------------------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee


         Norman Nie, Chairman of the Board and co-founder of SPSS, designed the Company's original statistical software beginning in 1967 and has been a Director and Chairman of the Board since the Company's inception in 1975. He served as Chief Executive Officer of SPSS from 1975 to 1991. In addition to his current responsibilities as Chairman of the Board, Dr. Nie is a research professor at Stanford University and a professor emeritus in the Political Science Department at the University of Chicago. His research specialties include public opinion, voting behavior and citizen participation. He has received three national awards for his books in these areas. During 1998, he became a technology partner in Oak Investment Partners and is a director of several privately-held companies. Dr. Nie received his Ph.D. from Stanford University.

         Jack Noonan has served as Director as well as President and Chief Executive Officer since joining SPSS in January 1992. Mr. Noonan was President and Chief Executive Officer of Microrim Corp., a developer of database software products, from 1990 until December 1991. Mr. Noonan served as Vice President of the Product Group of Candle Corporation, a developer of IBM mainframe system software, from 1985 to 1990. Mr. Noonan is a Director of ShowCase Corporation, Morningstar, Inc. and Repository Technologies, Inc. Mr. Noonan is a member of the advisory committee to Napersoft. Inc.

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

         Louise Rehling, Executive Vice President, Product Development, oversees management of all stages of product development. Ms. Rehling joined SPSS in 1982 as Vice President of Development and Services and has served in her current position since 1987. Ms. Rehling received her BS in Mathematics from the University of Illinois and her MS in Information Sciences and MA in Psychology from the University of Chicago.

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

         Susan Phelan, Executive Vice President, SPSS Business Intelligence, joined SPSS in 1980 as a sales representative. She assumed her current position in 1987. Ms. Phelan received her MBA from the University of Illinois at Chicago.

         Bernard Goldstein has been a Director of SPSS since 1987. He is a Director of Broadview International, LLC, which he joined in 1979. He is a past President of the Information Technology Association of America, the industry trade association of the computer service industry, and past Chairman of the Information Technology Foundation. Mr. Goldstein was a Director of Apple Computer Inc. until August 1997, and is currently a Director of Sungard Data Systems, Inc., Giga Information Group, Inc, and several privately held companies. He is a graduate of both the Wharton School of the University of Pennsylvania and the Columbia University Graduate School of Business.

         Merritt Lutz has been a Director of SPSS since 1988. He is currently a Managing Director of Morgan Stanley Dean Witter & Co. managing the its strategic technology investments and partnerships. Previously, he was President of Candle Corporation, a worldwide supplier of systems software from

1989 to November 1993. Mr. Lutz is a Director of Interlink Electronics, Inc. and three privately held software companies: Algorithmics, Persistence Software, and MicroFrame Technologies. Mr. Lutz serves on the Board of Managers at the University of Rochester-Eastman School of Music and Michigan State University College of Arts and Letters National Advisory Council. He is a former Director of Information Technology Association of American and the NASD Industry Advisory Committee. He holds a bachelors and masters degree from Michigan State University.

         Michael D. Blair has been a Director of SPSS since July 1997. Since April 1974, he has been Chairman, Chief Executive, and founder of Cyborg Systems, Inc., a human resource management software company. Mr. Blair is a Director of Praxis International, Computer Corporation of America, and Repository Technologies, Inc. He is a board member of Information Technology Association of America, President of the Chicago Software Association, a board member of the American Software Association, and a board member of Benefits & Compensation Magazine. Mr. Blair holds a bachelor's degree in mathematics and physics from the University of Missouri.

         The Company's Board of Directors is divided into three classes serving staggered three-year terms. Mr. Noonan and Mr. Blair are serving three-year terms expiring at the 2000 annual meeting. Mr. Lutz is serving a three-year term expiring at the 2001 annual meeting. Mr. Goldstein and Dr. Nie are serving three-year terms expiring at the 2002 annual meeting. For a discussion of the nomination rights granted to specific stockholders of SPSS, see "Related Transactions-Stockholders Agreement." The executive officers named herein have terms expiring at the next annual meeting or when their successors are duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our securities. SPSS believes that, during fiscal year 1999, its directors, executive officers and 10% shareowners complied with all Section 16(a) filing requirements with the following exception: a late report on Form 5 filed by Dr. Norman H. Nie regarding an exercise of 35,000 options. In making this statement, SPSS has relied upon examination of the copies of Forms 3, 4 and 5 provided to SPSS and the written representations of its directors, executive officers and 10% shareowners.

ITEM 11. EXECUTIVE COMPENSATION

         The following tables show (a) the compensation paid or accrued by SPSS to the Chief Executive Officer, and each of the five most highly compensated officers of SPSS, other than the CEO, serving on December 31, 1999 (the "named executive officers") for services rendered to SPSS in all capacities during 1997, 1998, and 1999, (b) information relating to option grants made to the named executive officers in 1999 and (c) certain information relating to options held by the named executive officers. SPSS made no grants of freestanding stock appreciation rights ("SARs") in 1997, 1998, or 1999, nor did SPSS make any awards in 1997, 1998 or 1999 under any long-term incentive plan.

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                              ---------------------------------------  --------------------------------------------
                                                                                                AWARDS             PAYOUTS
                                                                                       -------------------------   -------
                                                                            OTHER      RESTRICTED    SECURITIES
                                                 SALARY                     ANNUAL       STOCK       UNDERLYING     LTIP       ALL
                                              COMPENSATION     BONUS     COMPENSATION    AWARD(S)   OPTIONS/SARS   PAYOUTS    OTHER
NAME AND PRINCIPAL POSITION             YEAR       ($)          ($)           ($)        ($)((1)       (#)(2)        ($)       ($)
---------------------------             ----  ------------     -----     ------------  ----------   ------------   -------    -----

Jack Noonan,.........................   1999     $256,500     $ 96,125         None         None       50,000       None      None
         President and Chief            1998     $242,500     $185,679         None         None       50,000       None      None
         Executive Officer              1997     $235,000     $132,656         None         None       50,000       None      None

Ian Durrell,.........................   1999     $197,000     $141,500         None         None       25,000       None      None
         Executive Vice President,      1998     $197,000     $ 27,229         None         None       25,000       None      None
         SPSS Market Research(3)        1997     $197,000     $ 30,933         None         None       25,000       None      None


Edward Hamburg,......................   1999     $156,000     $ 46,375         None         None       25,000       None      None
         Executive Vice President,      1998     $156,000     $ 82,922         None         None       25,000       None      None
         Corporate Operations and       1997     $156,000     $ 58,027         None         None       25,000       None      None
         Chief Financial Officer

Louise Rehling,......................   1999     $135,200     $ 73,875         None         None       25,000       None      None
         Executive Vice President,      1998     $135,200     $ 66,645         None         None       25,000       None      None
         Product Development            1997     $135,200     $ 91,357         None         None       25,000       None      None

Mark Battaglia,......................   1999     $127,000     $ 41,375         None         None       25,000       None      None
         Executive Vice President,      1998     $110,000     $ 70,262         None         None       25,000       None      None
         Corporate Marketing            1997     $110,000     $ 54,342         None         None       25,000       None      None

Susan Phelan,........................   1999     $127,000     $ 84,080         None         None       25,000       None      None
         Executive Vice President,      1998     $120,000     $ 83,419         None         None       25,000       None      None
         SPSS Business Intelligence     1997     $110,300     $ 57,743         None         None       25,000       None      None


         For the year ended December 31, 1999, non-employee directors of SPSS were entitled to receive 5,000 options. Each director was also reimbursed by SPSS for reasonable expenses incurred in connection with services provided as a director. During 1999, Dr. Nie received compensation of $80,800 for consultant work on a part-time basis.

------------------------------------------------

(1) On December 31, 1999, Dr. Hamburg held 8,800 shares, Ms. Rehling held 2,915 shares and Ms. Phelan held 1,986 shares of restricted common stock having a market value, based on the closing price of the common stock on that date, of $222,200 for Dr. Hamburg's shares, $73,603.75 for Ms. Rehling's shares and $50,146.50 for Ms. Phelan's shares.

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

         The following table shows the number of options to purchase common stock granted to each of the named executive officers during 1999.


                 1999 OPTION/STOCK APPRECIATION RIGHTS GRANTS(1)

                                                      INDIVIDUAL GRANTS

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                     PERCENT OF                                         ANNUAL
                                     NUMBER OF          TOTAL                                   RATES OF STOCK PRICE
                                     SECURITIES     OPTIONS/SARS    EXERCISE      LATEST          APPRECIATION FOR
                                     UNDERLYING      GRANTED TO     OR BASE      POSSIBLE          OPTION TERM (2)
                                    OPTIONS/SARS    EMPLOYEES IN     PRICE      EXPIRATION     -----------------------
               NAME                  GRANTED(#)         1999         ($/SH)        DATE         5% ($)        10% ($)
    ---------------------------     ------------    ------------    --------    ----------     --------     ----------

    Jack Noonan................        50,000          10.59%        $20.500     01/03/09      $644,617     $1,633,586
    Ian Durrell(3).............        25,000           5.30%        $20.500     01/03/09      $322,308     $  816,793
    Edward Hamburg.............        25,000           5.30%        $20.500     01/03/09      $322,308     $  816,793
    Louise Rehling.............        25,000           5.30%        $20.500     01/03/09      $322,308     $  816,793
    Mark Battaglia.............        25,000           5.30%        $20.500     01/03/09      $322,308     $  816,793
    Susan Phelan...............        25,000           5.30%        $20.500     01/03/09      $322,308     $  816,793

----------------------------------

(1) The Board of Directors of SPSS may, at its discretion, grant additional options to the option holders in the event the option holders pay for the exercise price of the options by tendering by attestation SPSS common stock. In that case, the Board could grant these "reload" options in an amount equal to the number of shares of SPSS common stock that the option holder tendered by attestation.

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

        AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN 1999 AND
                 YEAR-END OPTION/STOCK APPRECIATION RIGHT VALUES

                                                                                                     Value of
                                                                          Number of                Unexercised
                                                                         Unexercised               In-the-Money
                                                                       Options/SARs at           Options/SARs at
                                                                           Year-End                  Year-End
                                                                            (#)(1)                   ($)(1)(2)
                                        Shares                         ---------------        ---------------------
                                     Acquired on        Value
                                       Exercise        Realized          Exercisable/             Exercisable/
Name                                     (#)           ($)(1)(4)        Unexercisable             Unexercisable
----                                 -----------       ---------       ---------------        ---------------------

Jack Noonan....................          None             N/A           291,439/92,228        $7,358,835/$2,328,757
Ian Durrell (3)................          None             N/A            79,281/45,719        $2,001,845/$1,154,405
Edward Hamburg.................         4,100            81,879         145,914/45,719        $3,684,329/$1,154,405
Louise Rehling.................          None             N/A           126,947/45,719        $3,205,412/$1,154,405
Mark Battaglia.................          None             N/A           133,614/45,719        $3,373,754/$1,154,405
Susan Phelan...................         6,500           152,425         115,448/45,719        $2,915,062/$1,154,405

----------------------------------

(1) All information provided is with respect to stock options. No stock appreciation rights have been issued by SPSS.

(2) These amounts have been determined by multiplying the aggregate number of options by the difference between $25.25, the closing price of the common stock on the Nasdaq National Market on December 31, 1999, and the exercise price for that option.

(3) Options shown in the table for Mr. Durrell are options granted to Valletta.

(4) These amounts have been determined by multiplying the aggregate number of options exercised by the difference between the closing price of the common stock on the Nasdaq National Market on the date of exercise and the exercise price for that option.

EMPLOYMENT AGREEMENTS

         SPSS entered into an employment agreement with Jack Noonan on January 14, 1992. This employment agreement provides for a one-year term with automatic one-year extensions unless Mr. Noonan or SPSS gives a written termination notice at least 90 days before the expiration of the initial term or any extension. It also provides for a base salary of $225,000 during the initial term, together with the same benefits provided to other employees of SPSS. The Board of Directors annually reviews Mr. Noonan's base compensation and increased it to $235,000 for 1993, 1994, 1995, 1996 and 1997, to $242,500 in 1998, and to
$256,500 in 1999. If SPSS terminates Mr. Noonan's employment without cause, SPSS must pay Mr. Noonan an amount equal to 50% of Mr. Noonan's annual base salary in effect at the time of termination. This amount is payable in 12 equal monthly installments. However, if Mr. Noonan finds other employment at a comparable salary, the Company's obligation to make these payments ceases. The employment agreement requires Mr. Noonan to refrain from disclosing confidential information of SPSS and to abstain from competing with SPSS during his employment and for a period of one year after employment ceases. Only Mr. Noonan and Mr. Durrell, through a management services agreement with Valletta described in "Management Services Agreement" below, are employed through an employment or similar agreement. However, SPSS does have confidentiality and work-for-hire agreements with many of its key management and technical personnel.

MANAGEMENT SERVICES AGREEMENT

         SPSS has entered into a management services agreement with Valletta, which requires that Ian Durrell's services are provided to SPSS. Either Valletta or SPSS may terminate the agreement at any time upon 30 days' written notice. If SPSS terminates the agreement under the 30-day notice provision without cause, Valletta is entitled to termination payments equal to 50% of its annual compensation then in effect in six equal monthly installments. The agreement further provides that if specified performance standards are satisfied, Valletta is to receive annual compensation at a rate established by the Board of Directors plus incentive compensation. For 1999, Valletta's aggregate compensation, including bonus, was $338,500. The management services agreement requires Valletta to refrain from disclosing confidential information about SPSS and to abstain from competing with SPSS during the term of the management services agreement and for a period of eighteen months thereafter. Mr. Durrell has agreed to be bound by the terms and conditions of the management services agreement and to act as Vice-President, International and to head the Company's non-western hemisphere operations.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Goldstein, Blair and Lutz were directors and members of the Compensation Committee during the last fiscal year. None of the members of the Compensation Committee has ever been an officer or employee of SPSS or any of its subsidiaries.

REPORT OF THE COMPENSATION COMMITTEE

To: The Board of Directors

         The Compensation Committee of the Board of Directors is composed entirely of directors who have never served as officers of SPSS. The Compensation Committee develops and administers the compensation programs for the Company's executive officers. After consideration of the Compensation Committee's recommendations, the entire Board of Directors reviews and approves the base salaries, bonuses and the stock option and benefit programs for the Company's executive officers. In 1999, the Board approved the Compensation Committee's recommendations in all material respects.

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

These goals are met through a combination of salary, bonuses, stock options and other benefits. SPSS is committed to increasing the proportion of the senior executives' compensation which is performance-based, and therefore variable, and to focus on building shareholder value as the primary measure of performance. To the extent practicable, the Compensation Committee's objective is to align the executive officers' financial interests with those of shareholders by focusing on specific financial objectives that the Compensation Committee believes will enhance shareholder value and through the grant of additional options pursuant to the Company's option plan, the opportunity for management to purchase additional shares on advantageous terms under the Company's Employee Stock Purchase Plan and through present stock ownership and options.

         The Compensation Committee focuses principally on the Company's financial performance--specifically operating and net income--in determining the amount of bonuses for the executive officers. Therefore, bonuses for these officers are a function of the Company's overall financial performance relative to budgeted goals. In keeping with the Company's commitment to increasing the proportion of the senior executives' compensation which is performance-based, base salary levels are designed to increase in comparatively small amounts and bonus compensation is designed so that it can increase or decrease significantly depending on the Company's overall financial performance.

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

         Under the Company's Third Amended and Restated 1995 Equity Incentive Plan, the Compensation Committee is authorized to make grants of stock options to executive officers. The Compensation Committee normally approves grants once a year and occasionally in connection with significant corporate events. During 1999, the Compensation Committee awarded stock options to executive officers. In determining the size of the option grants, the Compensation Committee considers the impact of the grants on existing shareholders' stock ownership positions and the prospective value of the options as a performance incentive. The number of options previously awarded to and held by executive officers is reviewed and is one factor in determining the size of current option grants.

         The Compensation Committee has established a stock option program for which only policy-making senior executives of SPSS are eligible. Acceleration of the vesting of the options granted to the executive officers as of January, 1999 was contingent upon SPSS achieving certain 1999 revenue and profit levels established by the Board of Directors. Such options are customarily granted in the first half of the calendar year after budgetary targets have been established. The acceleration of these options is earned only if SPSS exceeds, by a significant percentage established by the Compensation Committee, the budgeted performance goals for SPSS operating and net income approved by the Board. In the event of a major corporate event, the Compensation Committee may change these goals.

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

         The Compensation Committee recommends stock option grants reflecting the importance of Mr. Noonan's contribution to SPSS and the importance of aligning Mr. Noonan's interest in SPSS with that of stockholders. In 1999, Mr. Noonan received twice the number of stock options received by the other policy-making senior executives. The Compensation Committee recommended grants to Mr. Noonan of stock options to acquire 50,000 shares of common stock at $20.50 per share effective January 4, 1999. These options vest in the same manner as the stock options for the other senior executives.

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



                                        Compensation Committee of SPSS Inc.

                                        Bernard Goldstein
                                        Michael Blair
                                        Merritt Lutz

PERFORMANCE GRAPH

         The following graph shows the changes in $100 invested since December 31, 1994, in the Company's common stock, the Nasdaq 100 Stocks Index and S&P Computer Software and Services Index, a specialized industry focus group, assuming that all dividends were reinvested.

                                    [GRAPH]

                                            12/31/94    12/31/95    12/31/96    12/31/97    12/31/98    12/31/99
                                            --------------------------------------------------------------------
SPSS (NASDAQ: SPSS)                          $100.00     $213.70     $305.48     $210.96     $206.85     $276.71
NASDAQ 100 Stock Index                       $100.00     $144.67     $270.48     $248.77     $460.98     $930.95
S&P Computer Software & Services Index       $100.00     $165.44     $195.81     $357.88     $648.29     $981.98

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows, as of March 17, 2000, the number and percentage of shares of common stock beneficially owned by:

     o each person known by SPSS to own beneficially more than 5% of the outstanding shares of the common stock;

     o   each director of SPSS;

     o   each named executive officer of SPSS; and

     o   all directors and executive officers of SPSS as a group.

Unless otherwise indicated in a footnote, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

         The business address for Mr. Lutz is the office of Morgan Stanley Dean Witter & Co. at 750 Seventh Avenue, 16th floor, New York, New York 10019. The business address of Mr. Goldstein is the office of Broadview Associates, L.P., One Bridge Plaza, Fort Lee, New Jersey 07024. The business address for Michael Blair is the office of Cyborg Systems, Inc., Two North Riverside Plaza, 12th floor, Chicago, Illinois 60606. The business address of Fidelity Management & Research Company is 82 Devonshire Street, Boston, Massachusetts 02109. The business address for the T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. The business address for Daruma Asset Management, Inc. is 60 East 42nd Street, Suite 1111, New York, New York 10165. The business address for Brown Capital Management, Inc. is 1201 N. Calvest Street, Baltimore, Maryland 21202. The business address of each other person listed below is 233 South Wacker Drive, Chicago, Illinois 60606.

                                                                          SHARES

                                                                   BENEFICIALLY OWNED
                                                                   ------------------
Name                                                               NUMBER         PERCENT
----                                                               -------        -------
Norman H. Nie, individually, as Trustee of the
  Nie Trust and as a Director and President
    of the Norman and Carol Nie Foundation, Inc.(1) ........      1,030,343         10.5%
Brown Capital Management, Inc. (2) .........................        933,900          9.6%
T. Rowe Price Associates, Inc. (3) .........................        906,400          8.8%
Fidelity Management & Research Company (4) .................        861,100          9.3%
Daruma Asset Management, Inc. (5) ..........................        549,400          5.6%
Jack Noonan (6) ............................................        331,574          3.3%
Bernard Goldstein(7) .......................................         54,210            *
Louise Rehling(8) ..........................................        144,411          1.5%
Edward Hamburg(9) ..........................................        169,263          1.7%
Mark Battaglia(10) .........................................        148,546          1.5%
Susan Phelan(11) ...........................................        131,983          1.3%
Ian Durrell(12) ............................................         93,830          1.0%
Merritt M. Lutz(13) ........................................         32,099            *
Michael D. Blair (14) ......................................         11,479            *
All directors and executive officers as
  a group (10 persons)(15) .................................     10,829,761

----------------------------------

* The percentage of shares beneficially owned does not exceed 1% of the Common Stock.

(1) Includes 53,710 shares which are through options exercisable within 60 days; 90,433 shares held of record by the Norman and Carol Nie Foundation, Inc.; and 851,200 shares held by the Nie Trust and 35,000 shares held individually. Dr. Nie shares voting and investment power over the 90,433 shares held by the Nie Foundation with Carol Nie.

(2) Brown Capital Management, Inc., is the beneficial owner of 933,900 shares of SPSS common stock and an investment advisor in accordance with Section 203 of the Investment Advisor Act. This information was taken from Brown's Schedule 13G dated February 10, 2000.

(3) T. Rowe Price Associates, Inc. is the beneficial owner of 906,400 shares of SPSS common stock and an investment advisor registered under
         Section 203 of the Investment Advisors Act of 1940. This information was taken from T. Rowe Price's Schedule 13G dated February 8, 2000.

(4) Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 861,100 shares of SPSS common stock as a result of acting as investment adviser to several investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to 861,100 shares of SPSS common stock. FMR Corp. has the power to dispose of the shares of SPSS common stock. The Board of Trustees directs the voting of the shares of SPSS common stock. This information was taken from FMR Corporation's Schedule 13G, filed on February 14, 2000.

(5) Daruma Asset Management, Inc. is the beneficial owner of 549,400 shares of SPSS common stock and an investment advisor in accordance with
         Section 203 of the Investment Advisor Act. This information was taken from Daruma's Schedule 13G dated February 10, 2000.

(6)      Includes 321,327 shares through options exercisable within 60 days.

(7)      Includes 18,766 shares through options exercisable within 60 days.

(8) Includes 200 shares held in the Stella S. Hechtman Trust. Ms. Rehling is the Trustee and has the voting and investment power over the 200 shares held in the trust. She disclaims beneficial ownership of these shares. Includes 141,496 shares through options exercisable within 60 days.

(9)      Includes 160,463 shares through options exercisable within 60 days.

(10)     Includes 148,163 shares through options exercisable within 60 days.

(11)     Includes 129,997 shares through options exercisable within 60 days.

(12) Mr. Durrell is the beneficial owner of these shares, which consist solely of 93,830 shares through options exercisable within 60 days held of record by Valletta.

(13)     Includes 18,766 shares through options exercisable within 60 days.

(14)     Includes 11,479 shares through options exercisable within 60 days.

(15)     Includes 1,099,983 shares through options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH NORMAN NIE

         Dr. Nie received 5,000 options for his services as Chairman of the Board in 1999 and $80,800 for product development work on a part-time basis. Dr. Nie is a limited partner in Computer Software Development Company, a research and development limited partnership to which SPSS incurred royalty expense of $249,000 in 1997, $234,000 in 1998 and $237,000 in 1999.

STOCKHOLDERS AGREEMENT

         In connection with the Company's initial public offering, SPSS and the individuals and entities who were stockholders before the initial public offering entered into an agreement containing registration rights with respect to outstanding capital stock of SPSS and granting to each of the Nie Trust and Morgan Stanley Venture Capital Fund, so long as they own beneficially more than 12.5% of the capital stock of SPSS, the right to designate one nominee (as part of the management slate) in each election of directors at which directors of the class specified for the holder are to be elected. Since the completion of the February 1995 offering, Morgan Stanley Venture Capital Fund owned less than 12.5% and currently owns no capital stock of SPSS. Currently, the Nie Trust owns less than 12.5% of the Capital Stock of SPSS.

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

         All of the stockholders who acquired their shares before the initial public offering have piggyback registration rights, which entitle them to seek inclusion of their common stock in any registration by SPSS, whether for its own account or for the account of other security holders or both (except with respect to registration on Forms S-4 or S-8 or another form not available for registering restricted securities for sale to the public). In the event of a request to have shares included in a registration statement filed by SPSS for its own account, the Company's underwriters may generally reduce, pro rata, the amount of common stock to be sold by the stockholders if the inclusion of all such securities would be materially detrimental to the Company's offering.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      (1)      Financial statements commence on page 31:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1998 and 1999

                  Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 1997, 1998 and 1999

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedule -- see page 52:

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

     2.9            Share Purchase Agreement by and among SPSS Inc.,                   $  2.9
                    Surveycraft Pty Ltd. and Jens Meinecke and
                    Microtab Systems Pty Ltd., dated as of
                    November 1, 1998.

     2.10           Stock Acquisition Agreement by and among SPSS Inc.                $$  2.1
                    Vento Software, Inc. and David Blyer, John Gomez and
                    John Pappajohn, dated as of November 29, 1999.

     2.11           Asset Purchase Agreement by and between SPSS Inc.
                    and DataStat, S.A., dated as of December 23, 1999.


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

    10.6            Stockholders Agreement                                            *  10.8

    10.7            Agreements with CSDC                                              *  10.9

    10.8            Amended 1991 Stock Option Plan                                    *  10.10

    10.9            SYSTAT Asset Purchase Agreement                                    ++10.9

    10.10           1994 Bonus Compensation                                           +++10.11

    10.11           Lease for Chicago, Illinois Office                                +++10.12

    10.12           Amendment to Lease for Chicago, Illinois Office                   +++10.13

    10.13           1995 Equity Incentive Plan                                         x 10.14

    10.14           1995 Bonus Compensation                                           xx 10.15

    10.15           Lease for Chicago, Illinois Office                                xx 10.16

    10.16           Amended and Restated 1995 Equity Incentive Plan                  xxx 10.17

    10.17           1996 Bonus Compensation                                         xxxx 10.18

    10.18           Software Distribution Agreement between the                        xxxx 10.19
                    Company and Banta Global Turnkey

    10.19           Lease for Chicago, Illinois in Sears Tower                            # 10.20

    10.20           1997 Bonus Compensation                                             ### 10.21

    10.21           Norman H. Nie Consulting L.L.C. Agreement                           ### 10.22

    10.22           Second Amended and Restated 1995 Equity                                 &A
                    Incentive Plan

    10.23           1998 Bonus Compensation

    10.24           Third Amended and Restated 1995 Equity                              $$$ 10.1
                    Incentive Plan

    10.25           Loan Agreement dated June 1, 1999 between                          $$$$ 10.1
                    SPSS and American National Bank and Trust
                    Company of Chicago

    10.26           First Amendment to Loan Agreement dated                            $$$$ 10.2
                    June 1, 1999, between SPSS and American
                    National Bank and Trust Company of Chicago

    10.27           1999 Bonus Compensation

    21.1            Subsidiaries of SPSS

    23.1            Consent of Independent Certified Public Accountants

    27.1            Financial Data Schedule

    27.1a           Financial Data Schedule (Restated)

    27.1b           Financial Data Schedule (Restated)

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

** Previously filed with Amendment No. 1 to Form S-1 Registration Statement of SPSS Inc. filed on July 23, 1993. (File No. 33-64732)

*** Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the Quarterly period ended September 30, 1993. (File No. 000-22194)

+        Previously filed with the Form S-1 Registration Statement of SPSS Inc.
         filed on June 22, 1993. (File No. 33-64732)

++ Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on December 5, 1994. (File No. 33-86858)

+++ Previously cited with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1994. (File No. 000-22194)

x        Previously filed with SPSS Inc.'s 1995 Proxy Statement. (File No.
         000-22194)

xx Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1995. (File No. 000-22194)

xxx      Previously filed with SPSS Inc.'s 1996 Proxy Statement. (File No.
         000-22194)

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

# Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended March 31, 1997. (File No. 000-22194)

## Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1997. (File No. 000-22194)

### Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1997. (File No. 000-22194)

#### Previously filed with SPSS Inc.'s Report on Form 8-K, dated December 31, 1998, filed on January 15, 1999, as amended on Form 8-K/A filed March 12, 1999. (File No. 000-22194)

&        Previously filed with SPSS Inc.'s 1998 Proxy Statement. (File No.
         000-22194)

$ Previously filed with Forum 10-K Annual Report of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

$$ Previously filed with SPSS Inc. Report on Form 8-K, dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

$$$ Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

$$$$ Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended September 30, 1999. (File No. 000-22194)


         (b) SPSS filed the following reports on Form 8-K during the fourth quarter of fiscal year 1997.

(i) Report on Form 8-K dated November 29, 1999, filed December 10, 1999. The Report on Form 8-K reported that on November 29, 1999, SPSS Inc. acquired 100% of the outstanding capital shares of Vento Software, Inc., a Florida corporation, from the shareholders of Vento (the "Shareholders"), for 546,060 shares of SPSS common stock, $.01 par value per share, valued at approximately $12.3 million. The acquisition, accounted for as a pooling of interests, occurred pursuant to the Stock Acquisition Agreement between SPSS, Vento and the Shareholders dated as of November 29, 1999. Vento is a leader in providing business performance management solutions for business executives in the telecommunications, banking, health care and retail industries. The Report on Form 8-K was filed under Item 2.

                                   SIGNATURES


         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.


                                        SPSS Inc.



                                      By:  /s/ Jack Noonan
                                           -------------------------------------
                                           Jack Noonan
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.


Signature                                              Title(s)
---------                                              --------


 /s/  Norman H. Nie                                    Chairman of the Board of
-------------------------------------------              Directors
Norman H. Nie



 /s/  Jack Noonan                                      President, Chief Executive
-------------------------------------------              Officer and Director
Jack Noonan



 /s/  Edward Hamburg                                   Executive Vice President,
-------------------------------------------              Corporate Operations,
Edward Hamburg                                           Chief Financial Officer and
                                                         Secretary




 /s/  Robert Brinkmann                                 Vice President, Finance and
-------------------------------------------              Controller
 Robert Brinkmann

 /s/  Bernard Goldstein                                Director
-------------------------------------------
Bernard Goldstein



 /s/  Merritt Lutz                                     Director
-------------------------------------------
Merritt Lutz



 /s/  Michael Blair                                    Director
-------------------------------------------
Michael Blair

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DOCUMENT DESCRIPTION
------                     --------------------

2.11              Asset Purchase Agreement by and between SPSS Inc.
                  and DataStat, S.A., dated as of December 23, 1999

10.27             1999 Bonus Compensation

21.1              Subsidiaries of the Company

23.1              Consent of Independent Public Accountants

27.1              Financial Data Schedule

27.1a             Financial Data Schedule (Restated)

27.1b             Financial Data Schedule (Restated)