Form 10-Q
period 2000-03-31
SPSS INC
filed 2000-05-15
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

         AS OF MAY 10, 2000, THERE WERE 9,736,021 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE
                                                                                ----
         ITEM 1.  FINANCIAL STATEMENTS

                  INDEPENDENT AUDITORS' REVIEW REPORT                             3

                  CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1999 AND
                  MARCH 31, 2000 (UNAUDITED)                                      4

                  CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31,
                  1999 (UNAUDITED) AND 2000 (UNAUDITED)                           5

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                  INCOME FOR THE THREE MONTHS ENDED MARCH 31,
                  1999 (UNAUDITED) AND 2000 (UNAUDITED)                           6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  THREE MONTHS ENDED MARCH 31, 1999
                  (UNAUDITED) AND 2000 (UNAUDITED)                                7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION                    9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                              12

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                              13


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               13


ITEM 1.           FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
SPSS Inc.:


We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of March 31, 2000 and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 1999 and 2000. These consolidated financial statements are the responsibility of SPSS Inc. management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of SPSS Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG LLP


Chicago, Illinois
May 10, 2000

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 DECEMBER 31,  MARCH 30,
                                                                                   1999          2000
                                                                                 -----------   ---------
                                      ASSETS                                                  (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                   $  16,770    $  13,651
     Accounts receivable, net of allowances                                         42,901       43,091
     Inventories                                                                     2,895        3,113
     Deferred income taxes                                                           3,042        3,042
     Prepaid expenses and other current assets                                       2,833        3,746
                                                                                 ---------    ---------
          Total current assets                                                      68,441       66,643
                                                                                 ---------    ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Land and building                                                               1,671        1,648
     Furniture, fixtures, and office equipment                                       7,617        7,723
     Computer equipment and software                                                25,982       28,599
     Leasehold improvements                                                          6,480        6,592
                                                                                 ---------    ---------
                                                                                    41,750       44,562
     Less accumulated depreciation and amortization                                 25,639       26,705
                                                                                 ---------    ---------
Net equipment and leasehold improvements                                            16,111       17,857
                                                                                 ---------    ---------
Capitalized software development costs, net of accumulated amortization             13,078       13,535
Goodwill, net of accumulated amortization                                            5,339        9,062
Other assets                                                                         3,746        3,258
                                                                                 ---------    ---------
                                                                                 $ 106,715    $ 110,355
                                                                                 =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                               $   9,000    $   8,000
     Accounts payable                                                                5,670        5,067
     Accrued royalties                                                                 488          438
     Accrued rent                                                                    1,050        1,152
     Other accrued liabilities                                                       8,270        8,430
     Income taxes and value added taxes payable                                      3,664        4,333
     Customer advances                                                                 529        1,013
     Deferred revenues                                                              11,098       10,572
                                                                                 ---------    ---------

          Total current liabilities                                                 39,769       39,005
                                                                                 ---------    ---------

Deferred income taxes                                                                3,809        3,809
Other non-current liabilities                                                        1,595        1,525
STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares authorized; 9,652,665 and
       9,731,764 shares issued and outstanding in 1999 and
       2000, respectively                                                               96           97
     Additional paid-in capital                                                     48,569       49,586
     Accumulated other comprehensive income (loss)                                    (119)          67
     Retained earnings                                                              12,996       16,266
                                                                                 ---------    ---------

          Total stockholders' equity                                                61,542       66,016
                                                                                 ---------    ---------
                                                                                 $ 106,715    $ 110,355
                                                                                 =========    =========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)


                                      THREE MONTHS ENDED
                                          MARCH 31,
                                   -------------------------
                                       1999          2000
                                   -----------   -----------
Net revenues:
    Analytical solutions           $     3,680   $     7,074
    Market research                      7,030         7,435
    Statistics                          22,287        23,294
                                   -----------   -----------

Total net revenues                      32,997        37,803

Operating expenses:
    Cost of revenue                      2,683         3,174
    Sales and marketing                 16,904        19,341
    Product development                  5,709         6,162
    General and administrative           2,415         2,481
                                   -----------   -----------

Operating expenses                      27,711        31,158
                                   -----------   -----------

Operating income                         5,286         6,645
                                   -----------   -----------

Other expense:
    Net interest expense                    65           173
    Other expense                          115           377
                                   -----------   -----------

Other expense                              180           550
                                   -----------   -----------

Income before income taxes               5,106         6,095
Income tax expense                       1,766         2,316
                                   -----------   -----------

Net income                         $     3,340   $     3,779
                                   ===========   ===========

Basic net earnings per share       $      0.35   $      0.39
                                   ===========   ===========

Shares used in computing basic
   net earnings per share            9,580,946     9,679,037
                                   ===========   ===========

Diluted net earnings per share     $      0.33   $      0.36
                                   ===========   ===========

Shares used in computing diluted
   net earnings per share           10,090,933    10,582,279
                                   ===========   ===========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                              -------------------
                                                1999       2000
                                               -------    -------

Net income                                     $ 3,340    $ 3,779

Other comprehensive income (loss):
     Foreign currency translation adjustment      (282)       186
                                               -------    -------

Comprehensive income                           $ 3,058    $ 3,965
                                               =======    =======



           See accompanying notes to consolidated financial statements

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                        1999        2000
                                                      --------    ---------
Cash flows from operating activities:
    Net income                                        $  3,340    $  3,779
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
          Depreciation and amortization                  2,105       2,546
          Deferred income taxes                             22        --
          Changes in assets and liabilities:
             Accounts receivable                         1,434        (190)
             Inventories                                  (223)       (218)
             Accounts payable                             (629)       (603)
             Accrued royalties                             (80)        (50)
             Accrued expenses                             (657)        262
             Accrued income taxes                         (357)        669
             Deferred revenues                          (1,268)       (526)
             Other                                        (761)       (608)
                                                      --------    --------

Net cash provided by operating activities                2,926       5,061
                                                      --------    --------

Cash flows from investing activities:
     Capital expenditures, net                          (1,943)     (2,916)
     Capitalized software development costs             (1,419)     (1,400)
     1999 acquisition earn-out payments                   --        (3,882)
                                                      --------    --------

Net cash used in investing activities                   (3,362)     (8,198)
                                                      --------    --------

Cash flows from financing activities:
     Net repayments on notes payable                    (1,043)     (1,000)
     Net proceeds from issuance of common stock            107       1,018
                                                      --------    --------

Net cash provided by (used in) financing activities       (936)         18
                                                      --------    --------

Net change in cash and cash equivalents                 (1,372)     (3,119)
Cash and cash equivalents at beginning of period        16,297      16,770
                                                      --------    --------
Cash and cash equivalents at end of period            $ 14,925    $ 13,651
                                                      ========    ========

Supplemental disclosures of cash flow information:
     Interest paid                                    $    186    $    266
     Income taxes paid                                   1,561    $  1,651
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

These consolidated financial statements should be read in conjunction with SPSS' audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in SPSS' Annual Report on Form 10-K filed with the Securities and Exchange Commission.


NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." SPSS is currently reviewing the impact of this interpretation on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:


                                  PERCENTAGE OF NET REVENUES
                                  --------------------------
                                     THREE MONTHS ENDED
                                          MARCH 31,
                                  --------------------------
                                    1999              2000
                                  --------          --------

Statement of Income Data:
Net revenues:
    Analytical solutions              11%                19%
    Market research                   21%                20%
    Statistics                        68%                61%
                                    ----               ----

Total net revenues                   100%               100%

Operating expenses:
    Cost of revenues                   8%                 8%
    Sales and marketing               51%                51%
    Product development               17%                17%
    General and administrative         8%                 7%
                                    ----               ----

Operating expenses                    84%                83%
                                    ----               ----

Operating income                      16%                17%
                                    ----               ----

Other income (expense):
    Net interest income (expense)     --                 --
    Other expense                     (1%)               (1%)
                                    ----               ----

Other income (expense)                (1%)               (1%)
                                    ----               ----

Income before income taxes            15%                16%
Income tax expense                     5%                 6%
                                    ----               ----

Net income                            10%                10%
                                    ====               ====


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 2000.

Net Revenues. Net revenues were $32,997,000 in the three months ended March 31, 1999 and $37,803,000 in the three months ended March 31, 2000, an increase of 15%. These increases were primarily due to growth in analytical solutions revenues of 92% over the corresponding period in 1999. Offsetting this revenue growth were increases in market research revenue of 6% and statistics revenue of 5%. The market research revenue lower growth rate was due to an extremely strong fourth quarter in 1999, which drained the market research pipeline. Statistics revenue growth was primarily due to shifts in sales and marketing resources toward developing the higher-growth markets for analytical solutions, as well as reflecting the lower overall growth rate in the market for general-purpose statistical products. Revenues were adversely effected by changes in foreign currency exchange rates for the periods described.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $2,683,000 in the three months ended March 31, 1999 and $3,174,000 in the three months ended March 31, 2000, an increase of 18%. Such costs increased due to higher cost of goods sold resulting from increased sales, increased amortization of capitalized software and increased royalty expense. As a percentage of net revenues, cost of revenues remained constant at 8%.

Sales and Marketing. Sales and marketing expenses were $16,904,000 in the three months ended March 31, 1999 and $19,341,000 in the three months ended March 31, 2000, an increase of 14%. This increase reflects the expansion of the Business Intelligence product sales management, as well as other staff additions, particularly new sales and professional services personnel. This increase was partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses remained constant at 51%.

Product Development. Product development expenses were $5,709,000 (net of capitalized software development costs of $313,000) in the three months ended March 31, 1999 and $6,162,000 (net of capitalized software development costs of $871,000) in the three months ended March 31, 2000, an increase of 8%. SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $650,000 in the three months ended March 31, 1999 and $944,000 in the three months ended March 31, 2000. The increase in product development expenses was primarily due to staff additions and increases in staff compensation. As a percentage of net revenues, product development expenses remained constant at 17%.

General and Administrative. General and administrative expenses were $2,415,000 in the three months ended March 31, 1999 and $2,481,000 in the three months ended March 31, 2000, an increase of 3%. The increase was due to the addition of amortization expense related to Integral Solutions Limited intangibles and increases in information systems personnel offset by reduced costs resulting from consolidating United States based accounting functions. As a percentage of net revenues, general and administrative expenses decreased from 8% to 7%.

Net Interest Expense. Net interest expense was $65,000 in the three months ended March 31, 1999 and $173,000 in the three months ended March 31, 2000 primarily consisting of debt service on borrowings against the line-of-credit.

Other Expense. Other expense was $115,000 in the three months ended March 31, 1999 and $377,000 in the three months ended March 31, 2000. Such transactions consist mainly of foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $1,766,000 in the three months ended March 31, 1999 and $2,316,000 in the three months ended March 31, 2000. During 1999 the provision for income taxes represented an effective tax rate of approximately 34.3%. In 2000, the approximate tax rate has been increased to approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's other non-current liabilities as of March 31, 2000 is a mortgage on property in the United Kingdom, and the balance of the purchase price due to DataStat, S.A. for the acquisition of the VerbaStat product. As of March 31, 2000, SPSS held approximately $13,651,000 of cash.

Funds in the first three months of 2000 were provided by operations. Capital expenditures included, among other things, new computer systems for use in internal product development and sales and expenditures for Oracle, the corporate-wide reporting system.

In June 1999, SPSS revised its loan agreement with American National Bank and Trust Company of Chicago. Under the new loan agreement, SPSS has an available $10,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of March 31, 2000, SPSS had $8,000,000 outstanding under this line of credit. The Company's agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to:

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

SPSS anticipates that amounts available from cash and cash equivalents on hand, under its line of credit, and cash flows generated from operations, will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms or at all.

In January, 2000, SPSS, as sublessee entered into a six-year sublease with Harza Engineering Company, Inc., as sublessor, for a total of approximately 41,577 square feet of additional office space in the Sears Tower in Chicago, Illinois. SPSS will begin its sublease of approximately 16,479 square feet of this space prior to July 1, 2000, and the annual gross rental payment on this space will be approximately $199,000. Prior to July 1, 2001, SPSS will begin its sublease of approximately 25,098 additional square feet and the annual gross rental payment on the total 41,577 square feet will be approximately $665,000 for the remainder of the sublease. SPSS shall use the subleased space for administration, marketing, training, and product support and development.


INTERNATIONAL OPERATIONS

Revenues from international operations were 53% of total net revenues in the three months ended March 31, 2000 compared to 55% in the three months ended March 31, 1999. The portion of revenues attributable to international operations were negatively affected by changes in foreign currency exchange rates. Net corporate revenues increased 15% in the three month period ended March 31, 2000, when compared to the three month period ended March 31, 1999. Net of the effects of changes in foreign currency rates, the increase would have been approximately 16% for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999.


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

2.2      Agreement and Plan of Merger among SPSS Inc.,              @@Annex A
         SPSS Acquisition Inc. and Jandel Corporation, dated October 30, 1996.

2.3      Asset Purchase Agreement by and between SPSS Inc.              ##2.3
         and DeltaPoint, Inc., dated as of May 1, 1997.

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

2.9      Share Purchase Agreement by and among SPSS Inc.,              $ 2.9
         Surveycraft Pty Ltd. and Jens Meinecke and
         Microtab Systems Pty Ltd., dated as of
         November 1, 1998.

2.10     Stock Acquisition Agreement by and among SPSS Inc.            $ 2.1
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

2.11     Asset Purchase Agreement by and between SPSS Inc.
         and DataStat, S.A., dated as of December 23, 1999.

3.1      Certificate of Incorporation of SPSS                          * 3.2

3.2      By-Laws of SPSS                                               * 3.4

10.1     Employment Agreement with Jack Noonan                        + 10.1

10.2     Agreement with Valletta                                     ** 10.2

10.3     Agreement between SPSS and Prentice Hall                    ** 10.5

10.4     Software Distribution Agreement between SPSS and IBM        ** 10.6

10.5     HOOPS Agreement                                             ** 10.7

10.6     Stockholders Agreement                                       * 10.8

10.7     Agreements with CSDC                                         * 10.9

10.8     Amended 1991 Stock Option Plan                               * 10.10

10.9     SYSTAT Asset Purchase Agreement                             ++ 10.9

10.10    1994 Bonus Compensation                                    +++ 10.11

10.11    Lease for Chicago, Illinois Office                                  +++ 10.12

10.12    Amendment to Lease for Chicago, Illinois Office                     +++ 10.13

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

10.16    Amended and Restated 1995 Equity Incentive Plan                     xxx 10.17

10.17    1996 Bonus Compensation                                            xxxx 10.18

10.18    Software Distribution Agreement between the                        xxxx 10.19
         Company and Banta Global Turnkey

10.19    Lease for Chicago, Illinois in Sears Tower                            # 10.20

10.20    1997 Bonus Compensation                                             ### 10.21

10.21    Norman H. Nie Consulting L.L.C. Agreement                           ### 10.22

10.22    Second Amended and Restated 1995 Equity Incentive Plan                     &A

10.23    1998 Bonus Compensation                                                     $

10.24    Third Amended and Restated 1995 Equity Incentive Plan                $$$ 10.1

10.25    Loan Agreement dated June 1, 1999 between                           $$$$ 10.1
         SPSS and American National Bank and Trust
         Company of Chicago

10.26    First Amendment to Loan Agreement dated                             $$$$ 10.2
         June 1, 1999, between SPSS and American
         National Bank and Trust Company of Chicago

10.27    1999 Bonus Compensation                                                     %

10.28    Amendment to Sears Tower Lease, Chicago, Illinois

15.1     Acknowledgement of Independent Certified Public Accountants Regarding
         Independent Auditors' Review Report

27.1     Financial Data Schedule

27.1(a)  Financial Data Schedule (Restated)

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

$ Previously filed with Forum 10-K Annual Report of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

$$ Previously filed with SPSS Inc. Report on Form 8-K, dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

$$$ Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

$$$$ Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended September 30, 1999. (File No. 000-22194)

% Previously filed with SPSS Inc. Form 10-K Annual Report for year ended December 31, 1999. (File No. 000-22194)

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed by SPSS during the fiscal quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SPSS INC.



Date: May 15, 2000                   By: /s/ JACK NOONAN
                                         ---------------------------------------
                                         Jack Noonan
                                         President and Chief Executive Officer


         Pursuant to the requirements of the securities exchange act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.


Date: May 15, 2000                   By: /s/ EDWARD HAMBURG
                                         ---------------------------------------
                                         Edward Hamburg
                                         Executive Vice-president, Corporate
                                         Operations and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                                   Page
Number          Description of Document                                   Number
------          -----------------------                                   ------

 10.28           Amendment to Sears Tower Lease, Chicago, Illinois

 15.1            Acknowledgement of Independent Certified Public
                 Accountants Regarding Independent Auditors' Review
                 Report

 27.1            Financial Data Schedule

 27.1(a)         Financial Data Schedule (Restated)