Form 10-Q
period 2000-06-30
SPSS INC
filed 2000-08-14
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000


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

         As of August 7, 2000, there were 9,841,596 shares of common stock outstanding, par value $.01, of the registrant.

================================================================================

                                    SPSS INC.
                                    Form 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
     Item 1.   Financial Statements

               Independent Auditors' Review Report                         3

               Consolidated Balance Sheets
               as of December 31, 1999 and
               June 30, 2000 (unaudited)                                   4

               Consolidated Statements of Income for
               the three and six months ended June 30,
               1999 (unaudited) and 2000 (unaudited)                       5

               Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 1999
               (unaudited) and 2000 (unaudited)                            6

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 1999 (unaudited)
               and 2000 (unaudited)                                        7

               Notes to Consolidated Financial Statements                  8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation                9

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                          14

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          14

     Item 4.   Submission of Matters to a vote of
               Security Holders                                           14

     Item 5.   Other Information                                          14

     Item 6.   Exhibits and Reports on Form 8-K                           15

ITEM 1.        FINANCIAL STATEMENTS


                      INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of June 30, 2000 and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 1999 and 2000 and the related consolidated statements of cash flows for the six months ended June 30, 1999 and 2000. These consolidated financial statements are the responsibility of SPSS Inc. management.

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




/s/ KPMG LLP

Chicago, Illinois
August 4, 2000

                           SPSS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31     JUNE 30,
                                                                                           1999           2000
                                                                                       ------------  -------------
                                      ASSETS                                                          (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                         $    16,770   $     10,155
     Accounts receivable, net of allowances                                                 42,901         44,638
     Inventories                                                                             2,895          3,680
     Deferred income taxes                                                                   3,042          3,228
     Prepaid expenses and other current assets                                               2,833          4,520
                                                                                       ------------  -------------
          Total current assets                                                              68,441         66,221
                                                                                       ------------  -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Land and building                                                                       1,671          1,566
     Furniture, fixtures, and office equipment                                               7,617          7,952
     Computer equipment and software                                                        25,982         31,530
     Leasehold improvements                                                                  6,480          7,065
                                                                                       ------------  -------------
                                                                                            41,750         48,113
     Less accumulated depreciation and amortization                                         25,639         27,623
                                                                                       ------------  -------------
Net equipment and leasehold improvements                                                    16,111         20,490
                                                                                       ------------  -------------
Capitalized software development costs, net of accumulated amortization                     13,078         13,507
Goodwill, net of accumulated amortization                                                    5,339          8,788
Other assets                                                                                 3,746          4,475
                                                                                       ------------  -------------
                                                                                       $   106,715   $    113,481
                                                                                       ============  =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                     $     9,000   $      9,000
     Accounts payable                                                                        5,670          6,587
     Accrued royalties                                                                         488            519
     Accrued rent                                                                            1,050          1,193
     Other accrued liabilities                                                               8,270          7,814
     Income taxes and value added taxes payable                                              3,664          3,607
     Customer advances                                                                         529          1,055
     Deferred revenues                                                                      11,098         10,127
                                                                                       ------------  -------------

          Total current liabilities                                                         39,769         39,902
                                                                                       ------------  -------------

Deferred income taxes                                                                        3,809          3,809
Other non-current liabilities                                                                1,595          1,427
STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares authorized; 9,597,641 and
       9,753,209 shares issued and outstanding in 1999 and
       2000, respectively                                                                       96             97
     Additional paid-in capital                                                             48,569         50,278
     Accumulated other comprehensive loss                                                     (119)        (3,209)
     Retained earnings                                                                      12,996         21,177
                                                                                       ------------  -------------

          Total stockholders' equity                                                        61,542         68,343
                                                                                       ------------  -------------
                                                                                       $   106,715   $    113,481
                                                                                       ============  =============


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                 --------------------------   -------------------------
                                                     1999          2000           1999         2000
                                                 ------------   -----------   -----------   -----------
Net revenues:
 Analytical solutions                            $      3,597   $     7,799   $     7,277   $    14,873
 Market research                                        7,199         8,429        14,229        15,864
 Statistics                                            22,850        20,927        45,137        44,221
                                                 ------------   -----------   -----------   -----------
Total net revenues                                     33,646        37,155        66,643        74,958

Operating expenses:
 Cost of revenues                                       3,126         2,804         5,809         5,978
 Sales and marketing                                   16,357        18,994        33,261        38,822
 Product development                                    6,215         6,692        11,924        12,943
 General and administrative                             2,985         2,393         5,400         4,298
                                                 ------------   -----------   -----------   -----------
Operating expenses                                     28,683        30,833        56,394        62,041
                                                 ------------   -----------   -----------   -----------
Operating income                                        4,963         6,272        10,249        12,917

Other income (expense):
 Net interest expense                                     (86)         (131)         (151)         (304)
 Other income (expense)                                  (204)          959          (319)          582
                                                 ------------   -----------   -----------   -----------
Other income (expense)                                   (290)          828          (470)          278
                                                 ------------   -----------   -----------   -----------
Income before income taxes                              4,673         7,100         9,779        13,195
Income tax expense                                      1,774         2,698         3,540         5,014
                                                 ------------   -----------   -----------   -----------
Net income                                       $      2,899   $     4,402   $     6,239   $     8,181
                                                 ============   ===========   ===========   ===========
Basic net income per share                       $       0.30   $      0.45   $      0.69   $      0.84
                                                 ============   ===========   ===========   ===========
Shares used in computing basic
 net income per share                               9,596,151     9,740,040     9,042,530     9,709,517
                                                 ============   ===========   ===========   ===========
Diluted net income per share                     $       0.29   $      0.42   $      0.65   $      0.77
                                                 ============   ===========   ===========   ===========
Shares used in computing diluted
 net income per share                              10,144,657    10,548,482     9,578,642    10,563,865
                                                 ============   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                   ----------------------------    ---------------------------
                                                       1999            2000            1999           2000
                                                   -------------   ------------    ------------    -----------
Net income                                         $       2,899   $      4,402    $      6,239    $     8,181

Other comprehensive income (loss):
  Foreign currency translation adjustment                   (727)        (3,276)         (1,009)        (3,090)
                                                   -------------   ------------    ------------    -----------
Comprehensive income                               $       2,172   $      1,126    $      5,230    $     5,091
                                                   =============   ============    ============    ===========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               ------------------------
                                                                  1999           2000
                                                               ---------      ---------
Cash flows from operating activities:
    Net income                                                 $   6,239      $   8,181
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
          Depreciation and amortization                            4,297          5,188
          Deferred income taxes                                       38           (186)
          Gain on sale of product line                                --         (1,397)
          Income tax benefit from stock option exercise               --            366
          Changes in assets and liabilities:
             Accounts receivable                                     585         (1,737)
             Inventories                                             211           (758)
             Accounts payable                                     (1,012)           917
             Accrued royalties                                      (125)            31
             Accrued expenses                                     (1,119)           (43)
             Accrued income taxes                                 (1,023)           (57)
             Deferred revenues                                    (2,921)          (971)
             Other                                                (1,289)        (4,875)
                                                               ---------      ---------
Net cash provided by operating activities                          3,881          4,659
                                                               ---------      ---------
Cash flows from investing activities:
    Capital expenditures, net                                     (3,204)        (7,018)
    Divesture of product line                                         --          1,700
    Purchase cost-based investment                                    --         (1,000)
    Capitalized software development costs                        (2,368)        (2,418)
    1999 acquisition earn-out payments                                --         (3,882)
                                                               ---------      ---------
Net cash used in investing activities                             (5,572)       (12,618)
                                                               ---------      ---------
Cash flows from financing activities:
    Net repayments on notes payable                                 (852)            --
    Net proceeds from exercise of stock options                      328          1,344
                                                               ---------      ---------
Net cash provided by (used in) financing activities                 (524)         1,344
                                                               ---------      ---------
Net change in cash and cash equivalents                           (2,215)        (6,615)
Cash and cash equivalents at beginning of period                  16,297         16,770
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $  14,082      $  10,155
                                                               =========      =========
Supplemental disclosures of cash flow information:
    Interest paid                                              $     335      $     513
    Income taxes paid                                              3,849          3,616
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

NOTE 2 - RECLASSIFICATIONS

Certain operating expenses of prior periods have been reclassified to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:

                                      PERCENTAGE OF NET REVENUES    PERCENTAGE OF NET REVENUES
                                      --------------------------    --------------------------
                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                      --------------------------    --------------------------
                                          1999           2000           1999           2000
                                      ------------   -----------    ------------   -----------
Statement of Income Data:
Net revenues:
     Analytical solutions                      11%           21%             11%           20%
     Market research                           21%           23%             21%           21%
     Statistics                                68%           56%             68%           59%
                                      ------------   -----------    ------------   -----------
Net revenues                                  100%          100%            100%          100%

Operating expenses:
     Cost of revenues                           9%            8%              9%            8%
     Sales and marketing                       49%           51%             50%           52%
     Product development                       18%           18%             18%           17%
     General and administrative                 9%            6%              8%            6%
                                      ------------   -----------    ------------   -----------
Operating expenses                             85%           83%             85%           83%
                                      ------------   -----------    ------------   -----------
Operating income                               15%           17%             15%           17%
                                      ------------   -----------    ------------   -----------
Other income (expense):
     Net interest expense                       --            --              --            --
     Other income (expense)                    (1%)           2%             (1%)           1%
                                      ------------   -----------    ------------   -----------
Other income (expense)                         (1%)           2%             (1%)           1%
                                      ------------   -----------    ------------   -----------
Income before income taxes                     14%           19%             14%           18%
Income tax expense                              5%            7%              5%            7%
                                      ------------   -----------    ------------   -----------
Net income                                      9%           12%              9%           11%
                                      ============   ============   ============   ===========

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30, 2000.

Net Revenues. Net revenues were $33,646,000 in the three months ended June 30, 1999 and $37,155,000 in the three months ended June 30, 2000, an increase of 10%. These increases were primarily due to growth in analytical solutions revenues of 117% and market research revenues of 17% over the corresponding period in 1999. Offsetting this revenue growth was a decrease in statistics revenue of 8%. The statistics revenue decline was primarily due to shifts in sales and marketing resources toward developing the higher-growth markets for analytical solutions, as well as reflecting the decline in the overall growth rate in the market for general-purpose statistical products. Revenues were adversely effected by changes in foreign currency exchange rates for the periods described.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $3,126,000 in the three months ended June 30, 1999 and $2,804,000 in the three months ended June 30, 2000, a decrease of 10%. Such costs decreased due to lower cost of goods sold, primarily shipping costs, and lower royalty expense on third party products resulting from a decline in the growth rate in the market for general-purpose statistical products. These reductions were partially offset by an increase on amortized software development costs. As a percentage of net revenues, cost of revenues decreased from 9% to 8%.

Sales and Marketing. Sales and marketing expenses were $16,357,000 in the three months ended June 30, 1999 and $18,994,000 in the three months ended June 30, 2000, an increase of 16%. This increase reflects the expansion of the Business Intelligence product sales management, as well as other staff additions, particularly new sales and professional services personnel. This increase was partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 49% to 51%.

Product Development. Product development expenses were $6,215,000 (net of capitalized software development costs of $607,000) in the three months ended June 30, 1999 and $6,692,000 (net of capitalized software development costs of $998,000) in the three months ended June 30, 2000, an increase of 8%. SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $681,000 in the three months ended March 31, 1999 and $943,000 in the three months ended March 31, 2000. The increase in product development expenses was primarily due to staff additions and increases in staff compensation. As a percentage of net revenues, product development expenses remained constant at 18%.

General and Administrative. General and administrative expenses were $2,985,000 in the three months ended June 30, 1999 and $2,393,000 in the three months ended June 30, 2000, a decrease of 20%. The decrease was due to reduced costs by consolidating United States accounting functions offset by the addition of amortization expense related to Integral Solutions Limited intangibles. As a percentage of net revenues, general and administrative expenses decreased from 9% to 6%.

Net Interest Expense. Net interest expense was $86,000 in the three months ended June 30, 1999 and $131,000 in the three months ended June 30, 2000, primarily due to debt service on borrowings against the line-of-credit.

Other Income (Expense). Other expense was $204,000 in the three months ended June 30, 1999, consisting mainly of foreign currency transactions. Other income was $959,000 in the three months ended June 30, 2000 and consisted of the gain on the sale of the QI Analyst quality product line to Wonderware Corporation of $1,398,000 offset partially by $439,000 of foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $1,774,000 in the three months ended June 30, 1999 and $2,698,000 in the three months ended June 30, 2000. During 1999 the provision for income taxes represented an effective tax rate of approximately 34.3%. In 2000, the effective tax rate has increased to approximately 38%.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 2000.

Net Revenues. Net revenues were $66,643,000 in the six months ended June 30, 1999 and $74,958,000 in the six months ended June 30, 2000, an increase of 12%. These increases were primarily due to growth in analytical solutions revenues of 104%, an 11% increase in market research and a decrease in statistics revenue of 2%. The market research revenue lower growth rate was lower than anticipated due to an extremely strong fourth quarter in 1999, which drained the market research pipeline in the first six months. The statistics revenue decline was primarily due to shifts in sales and marketing resources toward developing the higher-growth markets for analytical solutions, as well as reflecting the lower overall growth rate in the market for general-purpose statistical products. Revenues were adversely effected by changes in foreign currency exchange rates for the periods described.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $5,809,000 in the six months ended June 30, 1999 and $5,978,000 in the six months ended June 30, 2000, an increase of 3%. Such costs increased due to higher amortization of capitalized software offset by lower cost of goods sold and reduced royalty expense. As a percentage of net revenues, cost of revenues decreased from 9% to 8%.

Sales and Marketing. Sales and marketing expenses were $33,261,000 in the six months ended June 30, 1999 and $38,822,000 in the six months ended June 30, 2000, an increase of 17%. This increase reflects the expansion of the Business Intelligence product sales management, as well as other staff additions, particularly new sales and professional services personnel. This increase was partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 50% to 52%.

Product Development. Product development expenses were $11,924,000 (net of capitalized software development costs of $920,000) in the six months ended June 30, 1999 and $12,943,000 (net of capitalized software development costs of $1,869,000) in the six months ended June 30, 2000, an increase of 9%. SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,331,000 in the six months ended June 30, 1999 and $1,887,000 in the six months ended June 30, 2000. The increase in product development expenses was primarily due to staff additions and increases in staff compensation. As a percentage of net revenues, product development expenses decreased from 18% to 17%.

General and Administrative. General and administrative expenses were $5,400,000 in the six months ended June 30, 1999 and $4,298,000 in the six months ended June 30, 2000, a decrease of 20%. The decrease was due to reduced costs by consolidating United States based accounting functions offset by the addition of amortization expense related to Integral Solutions Limited intangibles. As a percentage of net revenues, general and administrative expenses decreased from 8% to 6%.

Net Interest Expense. Net interest expense was $151,000 in the six months ended June 30, 1999 and $304,000 in the six months ended June 30, 2000, primarily due to debt service on borrowings against the line-of-credit.

Other Income (Expense). Other expense was ($319,000) in the six months ended June 30, 1999, consisting mainly of foreign currency transactions. Other income was $582,000 in the six months ended June 30, 2000 and consisted of the gain on the sale of the QI Analyst quality product line to Wonderware Corporation of $1,398,000 offset partially by $816,000 of foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $3,540,000 in the six months ended June 30, 1999 and $5,014,000 in the six months ended June 30, 2000. During 1999 the provision for income taxes represented an effective tax rate of approximately 34.3%. In 2000, the effective tax rate has increased to approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt as of June 30, 2000 is a mortgage on property in the United Kingdom, and the balance of the purchase price due to DataStat, S.A. for the acquisition of the VerbaStat product. As of June 30, 2000, SPSS held approximately $10,155,000 of cash.

Funds in the first six months of 2000 were provided primarily by operations, as well as exercise of stock options. Capital expenditures included, among other things, new computer systems for use in internal product development and sales and expenditures for the Oracle, corporate-wide reporting system.

In June 2000, SPSS revised its loan agreement with American National Bank and Trust Company of Chicago. Under the new loan agreement, SPSS has an available $20,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of June 30, 2000, SPSS had $9,000,000 outstanding under this line of credit. The Company's agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to:

    -   incur additional indebtedness,
    -   create liens on assets,
    -   make investments,
    - engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity,
    -   sell assets,
    -   engage in certain transactions with affiliates and
    -   amend its organizational documents or make changes in capital structure.

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

INTERNATIONAL OPERATIONS

Revenues from international operations were 51% of total net revenues in the three months ended June 30, 1999 and the three months ended June 30, 2000. The portion of revenues attributable to international operations were negatively affected by changes in foreign currency exchange rates. Net corporate revenues increased 10% in the three month period ended June 30, 2000, when compared to the three month period ended June 30, 1999. Net of the effects of changes in foreign currency rates, the increase would have been approximately 13% for the three months ended June 30, 2000 when compared to the three months ended June 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, is effective for financial statements beginning after July 1, 2000. The Company has determined that options were granted to an individual that is deemed to be a non-employee under FIN 44. This will result in compensation expense charges beginning in the third quarter of fiscal 2000. These options will be accounted for using variable plan accounting and the amounts of future compensation expense will be determined based upon the Company's stock price at each reporting date.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's Annual Meeting of Stockholders was held on June 14, 2000. The following persons were nominated and elected to serve as Directors of the Company for a term of three years or until their successors have been duly elected and qualified:

            Nominee                   For                    Withheld
            -------                   ---                    --------

            Jack Noonan               8,646,152              56,479
            Michael D. Blair          8,644,753              57,878

            In addition, Merritt Lutz, Norman Nie and Bernard Goldstein remained as Directors of the Company after the meeting.

            Furthermore, the Company's appointment of KPMG LLP to serve as its independent auditor for fiscal year 2000 was ratified, at the Meeting, in accordance with the following votes:

            For                       Against                Abstain
            ---                       -------                -------

            8,698,920                 4,861                  7,850

ITEM 5.        OTHER INFORMATION

            Louise Rehling, former Executive Vice President, Product Development, resigned from SPSS effective July 1, 2000 to pursue other business and personal interests.

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

    2.9     Share Purchase Agreement by and among SPSS Inc.,              $  2.9
            Surveycraft Pty Ltd. and Jens Meinecke and Microtab
            Systems Pty Ltd., dated as of November 1, 1998.

    2.10    Stock Acquisition Agreement by and among SPSS Inc.            $$ 2.1
            Vento Software, Inc. and David Blyer, John Gomez and
            John Pappajohn, dated as of November 29, 1999.

    2.11    Asset Purchase Agreement by and between SPSS Inc.            %% 2.11
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

  10.18     Software Distribution Agreement between the               xxxx 10.19
            Company and Banta Global Turnkey

  10.19     Lease for Chicago, Illinois in Sears Tower                   # 10.20

  10.20     1997 Bonus Compensation                                    ### 10.21

  10.21     Norman H. Nie Consulting L.L.C. Agreement                  ### 10.22

  10.22     Second Amended and Restated 1995 Equity                           &A
            Incentive Plan

  10.23     1998 Bonus Compensation                                            $

  10.24     Third Amended and Restated 1995 Equity                      $$$ 10.1
            Incentive Plan

  10.25     Loan Agreement dated June 1, 1999 between                  $$$$ 10.1
            SPSS and American National Bank and Trust
            Company of Chicago

  10.26     First Amendment to Loan Agreement dated                    $$$$ 10.2
            June 1, 1999, between SPSS and American
            National Bank and Trust Company of Chicago

  10.27     1999 Bonus Compensation                                      % 10.27

  10.28     Amendment to Sears Tower Lease, Chicago, Illinois           %% 10.28

  10.29 Amended and Restated Loan Agreement dated June 1, 2000 Between SPSS and American National Bank and Trust
            Company of Chicago

  10.30 Asset Purchase Agreement by and between SPSS and Wonderwear Corporation dated as of May 11, 2000

  15.1 Acknowledgement of Independent Certified Public Accountants Regarding Independent Auditors' Review Report

  27.1a     Financial Data Schedule

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

$$ Previously filed with SPSS Inc. Report on Form 8-K, dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

$$$ Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

$$$$ Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended September 30, 1999. (File No. 000-22194)

% Previously filed with SPSS Inc. Form 10-K Annual Report for year ended December 31, 1999. (File No. 000-22194)

%% Previously file with SPSS Inc. Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000. (File No. 000-22194)

         (b)   Reports on Form 8-K

               SPSS filed one report on Form 8-K during the fiscal quarter ended June 30, 2000. This Report was filed on June 30, 2000 and reported a complaint filed against SPSS by Marija J. Norusis.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   SPSS INC.



DATE:    AUGUST 14, 2000           BY:  /S/ JACK NOONAN
                                   ---------------------------------------------
                                   JACK NOONAN
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE:    AUGUST 14, 2000           BY:  /S/ EDWARD HAMBURG
                                   ---------------------------------------------
                                   EDWARD HAMBURG
                                   EXECUTIVE VICE-PRESIDENT, CORPORATE
                                   OPERATIONS AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit                                                                    Page
Number     Description of Document                                        Number
------     -----------------------                                        ------


10.29      Amended and Restated Loan Agreement dated
           June 1, 2000 between SPSS and American National
           Bank and Trust Company of Chicago

10.30      Asset Purchase Agreement by and between Wonderware
           Corporation and SPSS dated as of May 11, 2000

15.1       Acknowledgement of Independent Certified Public
           Accountants Regarding Independent Auditors' Review Report

27.1a      Financial Data Schedule

27.1b      Financial Data Schedule (Restated)