Form 10-Q
period 2000-09-30
SPSS INC
filed 2000-11-14
CIK 869570

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

     AS OF NOVEMBER 9, 2000, THERE WERE 10,014,024 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

===============================================================================

                                    SPSS INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----

     ITEM 1.  FINANCIAL STATEMENTS

                  INDEPENDENT AUDITORS' REVIEW REPORT                       3

                  CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1999 AND
                  SEPTEMBER 30, 2000 (UNAUDITED)                            4

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE
                  THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                  1999 (UNAUDITED) AND 2000 (UNAUDITED)                     5

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                  1999 (UNAUDITED) AND 2000 (UNAUDITED)                     6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                  AND 2000 (UNAUDITED)                                      7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION              9

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                         14

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              15

ITEM 1.           FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
SPSS Inc.:

We have reviewed the consolidated balance sheet of SPSS Inc. and subsidiaries as of September 30, 2000 and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 1999 and 2000 and the related consolidated statements of cash flows for the nine months ended September 30, 1999 and 2000. These consolidated financial statements are the responsibility of SPSS Inc. management.

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




/s/ KPMG LLP

Chicago, Illinois
November 1, 2000

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    DECEMBER 31,  SEPTEMBER 30,
                                                        1999           2000
                                                    ------------  -------------
                                      ASSETS                       (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                       $   16,770    $    8,712
     Accounts receivable, net of allowances              42,901        49,438
     Inventories                                          2,895         4,241
     Deferred income taxes                                3,042         3,228
     Prepaid expenses and other current assets            2,833         4,790
                                                     ----------    ----------
          Total current assets                           68,441        70,409
                                                     ----------    ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Land and building                                    1,671         1,530
     Furniture, fixtures, and office equipment            7,617         8,029
     Computer equipment and software                     25,982        33,719
     Leasehold improvements                               6,480         7,338
                                                     ----------    ----------
                                                         41,750        50,616
     Less accumulated depreciation and amortization      25,639        28,404
                                                     ----------    ----------
Net equipment and leasehold improvements                 16,111        22,212
                                                     ----------    ----------
Capitalized software development costs, net
  of accumulated amortization                            13,078        14,612
Goodwill, net of accumulated amortization                 5,339         8,514
Other assets                                              3,746         4,677
                                                     ----------    ----------
                                                     $  106,715    $  120,424
                                                     ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                   $    9,000    $    9,250
     Accounts payable                                     5,670         7,906
     Accrued royalties                                      488           447
     Accrued rent                                         1,050         1,221
     Other accrued liabilities                            8,270         8,475
     Income taxes and value added taxes payable           3,664         4,302
     Customer advances                                      529           517
     Deferred revenues                                   11,098        10,406
                                                     ----------    ----------
          Total current liabilities                      39,769        42,524
                                                     ----------    ----------

Deferred income taxes                                     3,809         3,809
Other non-current liabilities                             1,595         1,188
STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares
       authorized; 9,597,641 and 9,973,291 shares
       issued and outstanding in 1999 and 2000,
       respectively                                          96           100
     Additional paid-in capital                          48,569        52,159
     Accumulated other comprehensive loss                  (119)       (4,978)
     Retained earnings                                   12,996        25,622
                                                     ----------    ----------

          Total stockholders'  equity                    61,542        72,903
                                                     ----------    ----------
                                                     $  106,715    $  120,424
                                                     ==========    ==========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                 SEPTEMBER 30,            SEPTEMBER 30,
                           ------------------------  ------------------------

                              1999         2000         1999         2000
                           -----------  -----------  -----------  -----------

  Net revenues:
   Analytical solutions    $     4,189  $     7,914  $    11,466  $    22,787
   Market research               7,667        9,927       21,896       25,791
   Statistics                   22,763       21,730       67,900       65,951
                           -----------  -----------  -----------  -----------

  Total net revenues            34,619       39,571      101,262      114,529

  Operating expenses:
   Cost of revenues              3,253        2,960        9,062        8,938
   Sales and marketing          16,109       20,335       49,370       59,157
   Product development           6,581        6,609       18,505       19,552
   General and
     administrative              2,607        2,358        8,007        6,656
                           -----------  -----------  -----------  -----------

  Operating expenses            28,550       32,262       84,944       94,303
                           -----------  -----------  -----------  -----------

  Operating income               6,069        7,309       16,318       20,226

  Other income (expense):
   Net interest expense           (332)        (182)        (483)        (485)
   Other income                    539           43          220          624
                           -----------  -----------  -----------  -----------

  Other income (expense)           207         (139)        (263)         139
                           -----------  -----------  -----------  -----------

  Income before
     income taxes                6,276        7,170       16,055       20,365
  Income tax expense             2,195        2,725        5,735        7,739
                           -----------  -----------  -----------  -----------

  Net income               $     4,081  $     4,445  $    10,320  $    12,626
                           ===========  ===========  ===========  ===========

  Basic net income
     per share             $      0.42  $      0.45  $      1.08  $      1.29
                           ===========  ===========  ===========  ===========

  Shares used in
     computing basic net
     income per share        9,605,683    9,862,856    9,594,292    9,760,937
                           ===========  ===========  ===========  ===========

  Diluted net income
     per share             $      0.40  $      0.42  $      1.01  $      1.19
                           ===========  ===========  ===========  ===========

  Shares used in computing
     diluted net income
     per share              10,282,765   10,638,494   10,175,576   10,592,970
                           ===========  ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,
                           ------------------------  ------------------------

                              1999         2000          1999        2000
                           -----------  -----------  -----------  -----------

Net income                 $     4,081  $     4,445  $    10,320  $    12,626

Other comprehensive
  income (loss):
     Foreign currency
       translation
       adjustment                1,116       (1,769)         107       (4,859)
                           -----------  -----------  -----------  -----------
Comprehensive income       $     5,197  $     2,676  $    10,427  $     7,767
                           ===========  ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ------------------------
                                                         1999         2000
                                                     -----------  -----------

 Cash flows from operating activities:
     Net income                                      $    10,320  $    12,626
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
           Depreciation and amortization                   6,466        7,891
           Deferred income taxes                            (830)        (186)
           Gain on sale of product line                       --       (1,397)
           Income tax benefit from stock
             option exercise                                  85        1,705
           Changes in assets and liabilities:
              Accounts receivable                         (3,425)      (6,537)
              Inventories                                   (148)      (1,319)
              Accounts payable                              (350)       2,236
              Accrued royalties                             (136)         (41)
              Accrued expenses                            (1,842)         646
              Accrued income taxes                        (2,329)         638
              Deferred revenues                           (2,421)        (692)
              Other                                         (300)      (7,606)
                                                     -----------  -----------

 Net cash provided by operating activities                 5,090        7,964
                                                     -----------  -----------

 Cash flows from investing activities:
      Capital expenditures, net                           (4,504)     (10,049)
      Divesture of product line                               --        1,700
      Purchase cost-based investment                          --       (1,450)
      Capitalized software development costs              (3,543)      (4,480)
      1999 acquisition earn-out payments                      --       (3,882)
                                                     -----------  -----------

 Net cash used in investing activities                    (8,047)     (18,161)
                                                     -----------  -----------

 Cash flows from financing activities:
      Net (repayments) borrowings on notes payable          (843)         250
      Net proceeds from exercise of stock options            376        1,889
                                                     -----------  -----------

 Net cash provided by (used in) financing activities        (467)       2,139
                                                     -----------  -----------

 Net change in cash and cash equivalents                  (3,424)      (8,058)
 Cash and cash equivalents at beginning of period         16,297       16,770
                                                     -----------  -----------
 Cash and cash equivalents at end of period          $    12,873  $     8,712
                                                     ===========  ===========

 Supplemental disclosures of cash flow information:
      Interest paid                                  $       767  $       775
      Income taxes paid                                    9,576        5,087
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Income bear to net revenues:

                                        PERCENTAGE OF NET REVENUES    PERCENTAGE OF NET REVENUES
                                        --------------------------    --------------------------
                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                        --------------------------    --------------------------
                                           1999            2000           1999           2000
                                        -----------    -----------    -----------    -----------

      Statement of Income Data:
      Net revenues:
           Analytical solutions                  12%            20%            11%            20%
           Market research                       22%            25%            22%            22%
           Statistics                            66%            55%            67%            58%
                                        -----------    -----------    -----------    -----------

      Net revenues                              100%           100%           100%           100%

      Operating expenses:
           Cost of revenues                       9%             8%             9%             8%
           Sales and marketing                   47%            51%            49%            51%
           Product development                   19%            17%            18%            17%
           General and administrative             7%             6%             8%             6%
                                        -----------    -----------    -----------    -----------

      Operating expenses                         82%            82%            84%            82%
                                        -----------    -----------    -----------    -----------

      Operating income                           18%            18%            16%            18%
                                        -----------    -----------    -----------    -----------
      Other income (expense):
           Net interest expense                 (1%)            --             --             --
           Other income (expense)                1%             --             --             --
                                        -----------    -----------    -----------    -----------

      Other income (expense)
                                                 --             --             --             --
                                        -----------    -----------    -----------    -----------

      Income before income taxes                 18%            18%            16%            18%
      Income tax expense                          6%             7%             6%             7%
                                        -----------    -----------    -----------    -----------

      Net income                                 12%            11%            10%            11%
                                        ===========    ===========    ===========    ===========


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

Net Revenues. Net revenues were $34,619,000 in the three months ended September 30, 1999 and $39,571,000 in the three months ended September 30, 2000, an increase of 14%. This increase was primarily due to growth in analytical solutions revenues of 89% and market research revenues of 29% over the corresponding period in 1999. Offsetting this revenue growth was a decrease in statistics revenue of 5%. The statistics revenue decline was primarily due to shifts in sales and marketing resources toward developing the higher-growth markets for analytical solutions, the divestiture of the Company's products for statistical quality control, and the elimination of certain products provided by third parties. Revenues were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $3,253,000 in the three months ended September 30, 1999 and $2,960,000 in the three months ended September 30, 2000, a decrease of 9%. Such costs decreased due to lower cost of goods sold, primarily shipping costs, and lower royalty expense on third party products resulting from the elimination of certain such products. These reductions were partially offset by an increase on amortized software development costs. As a percentage of net revenues, cost of revenues decreased from 9% to 8%.

Sales and Marketing. Sales and marketing expenses were $16,109,000 in the three months ended September 30, 1999 and $20,335,000 in the three months ended September 30, 2000, an increase of 26%. This increase reflects the expansion of the sales management as well as other staff additions, particularly more senior sales representatives and professional services personnel. This increase was partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 47% to 51%.

Product Development. Product development expenses were $6,581,000 (net of capitalized software development costs of $712,000) in the three months ended September 30, 1999 and $6,609,000 (net of capitalized software development costs of $1,264,000) in the three months ended September 30, 2000. SPSS expense for amortization of capitalized software and product translations, included in cost of revenues, was $891,000 in the three months ended September 30, 1999 and $957,000 in the three months ended September 30, 2000. The slight increase in product development expenses was primarily due to staff additions and increases in staff compensation. As a percentage of net revenues, product development expenses decreased from 19% to 17%.

General and Administrative. General and administrative expenses were $2,607,000 in the three months ended September 30, 1999 and $2,358,000 in the three months ended September 30, 2000, a decrease of 10%. The decrease was due to reduced costs by consolidating United States accounting functions in 1999 offset by the addition of amortization expense related to Integral Solutions Limited intangibles. As a percentage of net revenues, general and administrative expenses decreased from 7% to 6%.

Net Interest Expense. Net interest expense was $332,000 in the three months ended September 30, 1999 and $182,000 in the three months ended September 30, 2000, primarily due to debt service on borrowings against SPSS' line-of-credit.

Other Income. Other income was $539,000 in the three months ended September 30, 1999 and $43,000 in the three months ended September 30, 2000, primarily due to foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $2,195,000 in the three months ended September 30, 1999 and $2,725,000 in the three months ended September 30, 2000.

During 1999 the provision for income taxes represented an effective tax rate of approximately 34.3%. In 2000, the effective tax rate has increased to approximately 38%.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

Net Revenues. Net revenues were $101,262,000 in the nine months ended September 30, 1999 and $114,529,000 in the nine months ended September 30, 2000, an increase of 13%. This increase was primarily due to growth in analytical solutions revenues of 99%, an 18% increase in market research and a decrease in statistics revenue of 3%. The statistics revenue decline was primarily due to shifts in sales and marketing resources toward developing the higher-growth markets for analytical solutions, the divestiture of the Company's products for statistical quality control, and the elimination of certain products provided by third parties. Revenues were adversely effected by changes in foreign currency exchange rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $9,062,000 in the nine months ended September 30, 1999 and $8,938,000 in the nine months ended September 30, 2000, a decrease of 1%. Such costs decreased due to a decrease in shipping costs and royalties paid to third party software providers. As a percentage of net revenues, cost of revenues decreased from 9% to 8%.

Sales and Marketing. Sales and marketing expenses were $49,370,000 in the nine months ended September 30, 1999 and $59,157,000 in the nine months ended September 30, 2000, an increase of 20%. This increase reflects the expansion of the sales management as well as other staff additions, particularly new sales and professional services personnel. This increase was partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 49% to 51%.

Product Development. Product development expenses were $18,505,000 (net of capitalized software development costs of $1,632,000) in the nine months ended September 30, 1999 and $19,552,000 (net of capitalized software development costs of $3,133,000) in the nine months ended September 30, 2000, an increase of 6%. SPSS expense for amortization of capitalized software and product translations, included in cost of revenues, was $2,222,000 in the nine months ended September 30, 1999 and $2,844,000 in the nine months ended September 30, 2000. The increase in product development expenses was primarily due to staff additions and increases in staff compensation. As a percentage of net revenues, product development expenses decreased from 18% to 17%.

General and Administrative. General and administrative expenses were $8,007,000 in the nine months ended September 30, 1999 and $6,656,000 in the nine months ended September 30, 2000, a decrease of 17%. The decrease was due to reduced costs by consolidating United States based accounting functions offset by the addition of amortization expense related to Integral Solutions Limited intangibles. As a percentage of net revenues, general and administrative expenses decreased from 8% to 6%.

Net Interest Expense. Net interest expense was $483,000 in the nine months ended September 30, 1999 and $485,000 in the nine months ended September 30, 2000, primarily due to debt service on borrowings against SPSS' line-of-credit.

Other Income. Other income was $220,000 in the nine months ended September 30, 1999, consisting mainly of foreign currency transactions. Other income was $624,000 in the nine months ended September 30, 2000 and consisted of the gain on the sale of the QI Analyst quality product line to Wonderware Corporation of $1,398,000 offset partially by $774,000 of foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $5,735,000 in the nine months ended September 30, 1999 and $7,739,000 in the nine months ended September 30, 2000. During 1999, the provision for income taxes represented an effective tax rate of approximately 34.3%. In 2000, the effective tax rate has increased to approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt as of September 30, 2000 is a mortgage on property in the United Kingdom, and the balance of the purchase price due to DataStat, S.A. for the acquisition of the VerbaStat product. As of September 30, 2000, SPSS held approximately $8,712,000 of cash and cash equivalents.

Funds in the first nine months of 2000 were provided primarily by operations, as well as the exercise of stock options. Capital expenditures included, among other things, new computer systems for use in internal product development and sales, furniture and equipment related to the office expansions, and expenditures for implementing a new corporate-wide reporting system.

In June 2000, SPSS revised its loan agreement with American National Bank and Trust Company of Chicago. Under the new loan agreement, SPSS has an available $20,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of September 30, 2000, SPSS had $9,250,000 outstanding under this line of credit. The Company's agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to:

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

INTERNATIONAL OPERATIONS

Revenues from international operations were 46% of total net revenues in the three months ended September 30, 1999 and 44% in the three months ended September 30, 2000. The portion of revenues attributable to international operations were negatively affected by changes in foreign currency exchange rates. Net corporate revenues increased 14% in the three month period ended September 30, 2000, when compared to the three month period ended September 30, 1999. Net of the effects of changes in foreign currency rates, the increase would have been approximately 18% for the three months ended September 30, 2000 when compared to the three months ended September 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, is effective for financial statements beginning after July 1, 2000. The Company determined that options were granted to an individual deemed to be a non-employee under FIN 44. This resulted in compensation expense charges of $56,000 in the third quarter of fiscal 2000. These options will be accounted for using variable plan accounting and the amounts of future compensation expense will be determined based upon the Company's stock price at each reporting date.

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of the new standard to have a material effect on its financial position, liquidity, or results of operations.

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

  10.18      Software Distribution Agreement between the          xxxx 10.19
             Company and Banta Global Turnkey

  10.19      Lease for Chicago, Illinois in Sears Tower              # 10.20

  10.20      1997 Bonus Compensation                               ### 10.21

  10.21      Norman H. Nie Consulting L.L.C. Agreement             ### 10.22

  10.22      Second Amended and Restated 1995 Equity                      &A
             Incentive Plan

  10.23      1998 Bonus Compensation                                       $

  10.24      Third Amended and Restated 1995 Equity                 $$$ 10.1
             Incentive Plan

  10.25      Loan Agreement dated June 1, 1999 between             $$$$ 10.1
             SPSS and American National Bank and Trust
             Company of Chicago

  10.26      First Amendment to Loan Agreement dated               $$$$ 10.2
             June 1, 1999, between SPSS and American
             National Bank and Trust Company of Chicago

  10.27      1999 Bonus Compensation                                 % 10.27
                 -----------------------

  10.28      Amendment to Sears Tower Lease, Chicago, Illinois      %% 10.28

  10.29      Amended and Restated Loan Agreement dated              %$ 10.29
             June 1, 2000 Between SPSS and American
             National Bank and Trust Company of Chicago

  10.30      Asset Purchase Agreement by and between SPSS and       %$ 10.30
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

   $ Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

  $$ Previously filed with SPSS Inc. Report on Form 8-K, dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

 $$$ Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

$$$$ Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended September 30, 1999. (File No. 000-22194)

   % Previously filed with SPSS Inc. Form 10-K Annual Report for year ended December 31, 1999. (File No. 000-22194)

  %% Previously filed with SPSS Inc. Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000. (File No. 000-22194)

  %$ Previously filed with SPSS Inc. Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000. (File No. 000-22194)

        (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed by SPSS during the fiscal quarter ended September 30, 2000.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        SPSS INC.



DATE:           NOVEMBER 14, 2000       BY:  /s/ JACK NOONAN
                                        ---------------------------------------
                                        JACK NOONAN
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE:           NOVEMBER 14, 2000       BY:  /s/ EDWARD HAMBURG
                                        ---------------------------------------
                                        EDWARD HAMBURG
                                        EXECUTIVE VICE-PRESIDENT, CORPORATE
                                        OPERATIONS AND CHIEF FINANCIAL OFFICER

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