Form 10-Q
period 2001-03-31
SPSS INC
filed 2001-05-15
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

         AS OF MAY 10, 2001, THERE WERE 13,710,448 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.


================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE
                                                                                ----
         ITEM 1. FINANCIAL STATEMENTS

                       CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 (UNAUDITED)
                       AND MARCH 31, 2001 (UNAUDITED)                              3

                       CONSOLIDATED STATEMENTS OF OPERATIONS THE
                       FOR THREE MONTHS ENDED MARCH 31, 2000
                       (UNAUDITED) AND 2001 (UNAUDITED)                            4

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2000
                       (UNAUDITED) AND 2001 (UNAUDITED)                            5

                       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                       MONTHS ENDED MARCH 31, 2000 (UNAUDITED) AND
                       2001 (UNAUDITED)                                            6

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7

         ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATION                8

         ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                          12

PART II - OTHER INFORMATION

         ITEM 1.       LEGAL PROCEEDINGS                                          12

         ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS                                           13

         ITEM 5.       OTHER INFORMATION                                          14

         ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                           14

ITEM 1. FINANCIAL STATEMENTS

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                            DECEMBER 31,     MARCH 31,
                                                                                               2000           2001
                                                                                          --------------   ------------
                                            ASSETS
      CURRENT ASSETS:
           Cash and cash equivalents                                                     $        38,736  $     16,814
           Accounts receivable, net of allowances                                                 72,562        63,325
           Inventories                                                                             3,959         4,259
           Deferred income taxes                                                                  10,327        15,537
           Prepaid income taxes                                                                       --         5,906
           Prepaid expenses and other current assets                                               7,336         5,987
                                                                                           --------------  ------------
                Total current assets                                                             132,920       111,828
                                                                                           --------------  ------------

      PROPERTY AND EQUIPMENT, at cost:
           Land and building                                                                       1,551         1,473
           Furniture, fixtures, and office equipment                                               9,278         9,461
           Computer equipment and software                                                        38,361        39,351
           Leasehold improvements                                                                  8,849        10,227
                                                                                           --------------  ------------
                                                                                                  58,039        60,512
           Less accumulated depreciation and amortization                                         32,931        34,331
                                                                                           --------------  ------------
      Net property and equipment                                                                  25,108        26,181
                                                                                           --------------  ------------
      Capitalized software development costs, net of accumulated amortization                     16,225        16,074
      Goodwill, net of accumulated amortization                                                    8,095        10,559
      Other assets                                                                                 7,201         6,833
                                                                                           --------------  ------------
                                                                                         $       189,549  $    171,475
                                                                                           ==============  ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
           Notes payable                                                                 $        16,000  $      6,750
           Accounts payable                                                                        9,901         6,228
           Accrued royalties                                                                         986           292
           Accrued rent                                                                            1,443         1,319
           Other accrued liabilities                                                              13,383        12,075
           Income taxes and value added taxes payable                                              3,245         4,409
           Customer advances                                                                         442           748
           Deferred revenues                                                                      42,191        48,293
                                                                                           --------------  ------------

                Total current liabilities                                                         87,591        80,114
                                                                                           --------------  ------------

      Deferred income taxes                                                                          749           749
      Other non-current liabilities                                                                1,967         2,075
      STOCKHOLDERS'  EQUITY:
           Common Stock, $.01 par value; 50,000,000 shares authorized;
             13,628,847 and 13,656,349 shares issued and outstanding in 2000 and
             2001, respectively                                                                      136           137
           Additional paid-in capital                                                             86,617        86,944
           Accumulated other comprehensive loss                                                  (3,103)       (4,038)
           Retained earnings                                                                      15,592         5,494
                                                                                           --------------  ------------

                Total stockholders'  equity                                                       99,242        88,537
                                                                                           --------------  ------------
                                                                                         $       189,549  $    171,475
                                                                                           ==============  ============


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           -------------------------------

                                                                                2000             2001
                                                                           --------------   --------------
         Net revenues:
             Analytical solutions                                        $         7,074  $         4,258
             Market research                                                       7,435            3,339
             Statistics                                                           23,294           18,582
             ShowCase                                                             10,865           10,283
                                                                           --------------   --------------

         Total net revenues                                                       48,668           36,462

         Operating expenses:
             Cost of revenues                                                      4,191            3,294
             Sales, marketing and services                                        27,915           28,824
             Research and development                                              7,778            7,180
             General and administrative                                            3,709            3,302
             Special general and administrative charges                               -             1,967
             Merger-related                                                           -             7,781
                                                                           --------------   --------------

         Operating expenses                                                       43,593           52,348
                                                                           --------------   --------------

         Operating income (loss)                                                   5,075         (15,886)
                                                                           --------------   --------------

         Other income (expense):
             Net interest income (expense)                                           227             (60)
             Other expense                                                         (217)            (755)
                                                                           --------------   --------------

         Other income (expense)                                                       10            (815)
                                                                           --------------   --------------

         Income (loss) before income taxes                                         5,085         (16,701)
         Income tax expense (benefit)                                              2,144          (6,174)
                                                                           --------------   --------------

         Net income (loss)                                               $         2,941  $      (10,527)
                                                                           ==============   ==============

         Basic net income (loss) per share                               $          0.22  $        (0.77)
                                                                           ==============   ==============

         Shares used in computing basic
            net income (loss) per share                                       13,170,542       13,638,598
                                                                           ==============   ==============

         Diluted net income (loss) per share                             $          0.20  $        (0.77)
                                                                           ==============   ==============

         Shares used in computing diluted
            net income (loss) per share                                       14,392,395       13,638,598
                                                                           ==============   ==============

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                               -----------------------------

                                                                                                   2000           2001
                                                                                               -------------  --------------
           Net income (loss)                                                                 $        2,941  $      (10,527)

           Other comprehensive income (loss):
                Foreign currency translation adjustment                                                 208            (935)
                                                                                               -------------  --------------

           Comprehensive income (loss)                                                       $        3,149  $      (11,462)
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

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -------------------------
                                                                                 2000         2001
                                                                              -----------  ------------
          Cash flows from operating activities:
              Net income (loss)                                             $     2,941   $    (10,527)
              Adjustments to reconcile net income (loss) to net cash
                provided by  (used in) operating activities:
                    Depreciation and amortization                                 2,970           3,377
                    Deferred income taxes                                          (372)         (5,210)
                    Write-off of software development costs                       --                397
                    Write-off of purchased software                               --              1,047
                    Changes in assets and liabilities:
                       Accounts receivable                                        (265)           9,286
                       Inventories                                                (218)           (300)
                       Accounts payable                                           (103)         (3,673)
                       Accrued royalties                                           (50)           (694)
                       Accrued expenses                                            (12)         (1,432)
                       Accrued income taxes                                         622         (4,742)
                       Deferred revenues                                            684           6,482
                       Other                                                    (1,333)           2,003
                                                                             -----------   ------------

          Net cash provided by (used in) operating activities                     4,864         (3,986)
                                                                             -----------   ------------

          Cash flows from investing activities:
               Capital expenditures, net                                        (3,128)         (2,944)
               Capitalized software development costs                           (1,400)         (2,308)
               Acquisition earn-out payments                                    (3,882)         (2,827)
               Proceeds on sale of software product                              --              2,000
               Investment in nonconsolidated company                             --             (2,000)
                                                                             -----------   ------------
          Net cash used in investing activities                                 (8,410)         (8,079)
                                                                             -----------   ------------

          Cash flows from financing activities:
               Net (repayments) borrowings under line-of-credit agreements      (1,000)         (9,250)
               Proceeds from issuance of common stock                             1,074             328
               Principal repayment under capital lease obligations                 (31)          --
                                                                             -----------   ------------

          Net cash provided by (used in) financing activities                        43         (8,922)
                                                                             -----------   ------------

          Effect of exchange rate on cash                                           208           (935)

          Net change in cash and cash equivalents                               (3,295)        (21,922)
          Cash and cash equivalents at beginning of period                       47,010          38,736
                                                                             -----------   ------------
          Cash and cash equivalents at end of period                        $    43,715   $      16,814
                                                                             ===========   ============

          Supplemental disclosures of cash flow information:
               Interest paid                                                $       266   $         460
               Income taxes paid                                                  1,893           2,238
                                                                             ===========   ============
          Supplemental disclosures of noncash investing activities -
               Common stock issued in merger with ShowCase - shares               --          3,725,000
                                                                             ===========   ============

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

These consolidated financial statements should be read in conjunction with SPSS' audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in SPSS' Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATIONS

Certain operating expenses of prior periods have been reclassified to conform to the current presentation.

NOTE 3 - SHOWCASE MERGER

On February 26, 2001, SPSS Inc. issued approximately 3,725,000 shares of its common stock in exchange for substantially all of the outstanding common stock of ShowCase Corporation (ShowCase). The merger was accounted for as a pooling of interests. The financial data for 2000 included in the financial statements reflects the presentation as if the transaction had been consummated as of the earliest period presented.

Previously reported revenue and net income of $37,803,000 and $3,779,000, respectively, differed from currently reported amounts due to the merger with ShowCase, as discussed above.

NOTE 4 - MERGER-RELATED EXPENSES

SPSS incurred merger-related costs of approximately $7,781,000 during the first quarter of 2001 related to the ShowCase acquisition discussed above. The costs are primarily related to professional fees, severance costs, write-off of duplicate capitalized software and inventory, and bonuses.

Severance costs for 28 employees totaled approximately $940,000 during the first quarter related to the merger, the majority of which relate to officers of ShowCase whose positions were eliminated. Additional severance costs are expected during the second quarter of 2001, when headcount plans are finalized.

NOTE 5 - SPECIAL GENERAL AND ADMINISTRATIVE CHARGES

Special general and administrative charges were $1,967,000 in the three months ended March 31, 2001 and primarily related to the write-off of duplicate capitalized software development costs, training, marketing and professional fees as a result of the acquisition of ShowCase accounted for as pooling-of-interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to net revenues. The percentages reflect the presentation as if the pooling transaction had been consummated as of the earliest period presented.

                                                                             PERCENTAGE OF NET REVENUES
                                                                           -------------------------------
                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           -------------------------------
                                                                               2000             2001
                                                                           --------------   --------------
         Statement of Operations Data:
         Net revenues:
             Analytical solutions                                                    15%              12%
             Market research                                                         15%               9%
             Statistics                                                              48%              51%
             ShowCase                                                                22%              28%
                                                                           --------------   --------------

         Total net revenues                                                         100%             100%

         Operating expenses:
             Cost of revenues                                                         9%               9%
             Sales, marketing and services                                           57%              79%
             Research and development                                                16%              20%
             General and administrative                                               8%               9%
             Special general and administrative charges                               -                5%
             Merger-related                                                           -               22%
                                                                           --------------   --------------

         Operating expenses                                                          90%             144%
                                                                           --------------   --------------

         Operating income (loss)                                                     10%            (44%)
                                                                           --------------   --------------

         Other income (expense):
             Net interest income (expense)                                            -                -
             Other expense                                                            -              (2%)
                                                                           --------------   --------------

         Other income (expense)                                                       -              (2%)
                                                                           --------------   --------------

         Income (loss) before income taxes                                           10%            (46%)
         Income tax expense (benefit)                                                 4%            (17%)
                                                                           --------------   --------------

         Net income (loss)                                                            6%            (29%)
                                                                           ==============   ==============

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 2001.

Net Revenues. Net revenues were $48,668,000 in the three months ended March 31, 2000 and $36,462,000 in the three months ended March 31, 2001, a decrease of 25%. This decrease was primarily due to implementation of recent accounting interpretations. During 2000, the AICPA staff released several Technical Practice Aids ("TPA") for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, Software Revenue Recognition. As a result of the issuance of these TPA's, SPSS performed a comprehensive review of their revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards set forth in TPA 5100.53 - Fair value of PCS in a short-term time-based license and software revenue recognition and TPA 5100.68 - Fair value of PCS in a perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPAs, SPSS began to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratable over the term of the contract. Analytical solutions revenues declined 40% and market research revenues declined 55% due to currency effects and the deferral of more revenues from time-based licenses. Statistics revenues declined 20% due to foreign currency exchange rates, the deferral of more revenues from time-based licenses and the absence of two product lines divested in 2000. ShowCase revenues decreased 5% from the March 2000 quarter due primarily to foreign currency rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $4,191,000 in the three months ended March 31, 2000 and $3,294,000 in the three months ended March 31, 2001, a decrease of 21%. Such costs decreased due to reduced cost of goods sold resulting from lower revenues and lower royalty expense on third party products resulting from a decline in the growth rate in the market for general-purpose statistical products. As a percentage of net revenues, cost of revenues remained constant at 9%.

Sales, Marketing and Services Expenses. Sales, marketing and services expenses were $27,915,000 in the three months ended March 31, 2000 and $28,824,000 in the three months ended March 31, 2001, an increase of 3%. This increase reflects the expansion in sales management and expenses related to hiring additional professional services personnel. This increase was partially offset by changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 57% to 79%.

Research and Development. Research and development expenses were $7,778,000 (net of capitalized software development costs of $871,000) in the three months ended March 31, 2000 and $7,180,000 (net of capitalized software development costs of $1,540,000) in the three months ended March 31, 2001, a decrease of 8%, but flat on a yearly comparison when excluding exchange effects and capitalized software development costs. SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $944,000 in the three months ended March 31, 2000 and $1,015,000 in the three months ended March 31, 2001. As a percentage of net revenues, product development expenses increased from 16% to 20% from March 31, 2000 to March 31, 2001.

General and Administrative. General and administrative expenses were $3,709,000 in the three months ended March 31, 2000 and $3,302,000 in the three months ended March 31, 2001, a decrease of 11%. The dollar decrease was due to reduced costs realized by eliminating certain redundant positions, partially offset by expenses related to the merger with ShowCase. As a percentage of net revenues, general and administrative expenses increased from 8% to 9%.

Special General and Administrative Charges. Special general and administrative charges were $1,967,000 in the three months ended March 31, 2001 and primarily related to the write-off of duplicate capitalized software development costs, training, marketing and professional fees as a result of the acquisition of ShowCase accounted for as pooling-of-interests.

Merger-related. SPSS incurred merger-related costs of approximately $7,781,000 during the first quarter of 2001 related to the ShowCase acquisition discussed above. The costs are primarily related to professional fees, severance costs, write-off of duplicate capitalized software and inventory, and bonuses.

Severance costs for 28 employees totaled approximately $940,000 during the first quarter related to the merger, the majority of which relate to officers of ShowCase whose positions were eliminated. Additional severance costs are expected during the second quarter of 2001, when headcount plans are finalized.

Net Interest Income (Expense). Net interest income was $227,000 in the three months ended March 31, 2000 due to interest income earned on cash and marketable securities held by ShowCase, partially offset by interest expense on borrowings against SPSS' line of credit. Net interest expense was $60,000 in the three months ended March 31, 2001, primarily due to debt service on borrowings against SPSS' line-of-credit offset partially by ShowCase interest and investment income.

Other Expense. Other expense was $217,000 in the three months ended March 31, 2000 and $755,000 in the three months ended March 31, 2001, primarily due to gains and losses on foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $2,144,000 in the three months ended March 31, 2000 and a ($6,174,000) benefit in the three months ended March 31, 2001. During the quarter ended March 31, 2000 the provision for income taxes represented an effective tax rate of approximately 42%. In the three months ended March 31, 2001, the effective tax rate is approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt as of March 31, 2001 is a mortgage on property in the United Kingdom and the balance of the purchase price due to DataStat, S.A. for the acquisition of the VerbaStat product. As of March 31, 2001, SPSS had approximately $16,814,000 of cash.

Funds were used in operations in the first three months of 2001. Cash received as part of the merger with ShowCase was used to pay down the line-of-credit, accrued income taxes, the final installment to the former Integral Solutions shareholders, merger-related costs and capital expenditures.

In May 2000, SPSS revised its loan agreement with American National Bank and Trust Company of Chicago. Under the new loan agreement, SPSS has an available $20,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of March 31, 2001, SPSS had $6,750,000 outstanding under this line of credit. The Company's agreement with American

National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to:

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

INTERNATIONAL OPERATIONS

Revenues from international operations were 47% of total net revenues in both the three months ended March 31, 2000 and March 31, 2001. The portion of revenues attributable to international operations were negatively affected by changes in foreign currency exchange rates. Net corporate revenues decreased 25% in the three month period ended March 31, 2001, when compared to the three month period ended March 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS 133, as amended, effective January 1, 2001. SFAS 133 did not have a material impact on our financial position or results of operations.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time the Company utilizes option contracts to minimize the impact of currency movements on receivables from its foreign subsidiaries. The terms of these contracts are generally less than one year.

Gains and losses related to changes in the fair value of these instruments are included in the carrying value of those assets and are recognized in income with each financial reporting period. Realized gains and losses related to the agreements are recorded when the related transaction occurs.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of SPSS Inc. and its subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production, and acceptance of new products and services, market conditions, competition, the flow of products into third-party distribution channels, currency fluctuations and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "will," and similar expressions, as they relate to SPSS or its management, may identify forward-looking statements. Such statements reflect the current views of SPSS with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. SPSS does not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from fluctuations in interest rates on borrowings under our unsecured line of credit that bears interest at either the prime rate or the Eurodollar rate. As of March 31, 2001, the Company had $6,750,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $68,000 of annual interest expense, assuming the same level of borrowing.

The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly impacted by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations to currency exchange rates, the Company enters into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at March 31, 2001, management expects this would have a materially adverse effect on the Company's financial results.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Marija J. Norusis v. SPSS, Inc., Case No. 98 C 3344, Circuit Court of Cook County, Illinois. Plaintiff and SPSS entered into a series of publishing agreements pursuant to which Plaintiff agreed to author portions of certain software manuals and statistical guides. Plaintiff alleges that SPSS has published and sold certain manuals which contain Plaintiff's work and/or which Plaintiff had the right to prepare under the terms of the parties' agreements, without paying Plaintiff royalties on such sales. Plaintiff filed a complaint, as amended, in which Plaintiff asserts claims for a declaratory judgment, an accounting, breach of contract, quantum meruit, and violation of the Illinois Deceptive Trade Practices Act. Plaintiff currently seeks unspecified damages in an amount in excess of $100,000 together with prejudgment interest and attorney's fees. On motion by SPSS, the court dismissed Plaintiff's declaratory judgment claim, but all of the other claims are pending.

SPSS filed an Answer to the Amended Complaint on May 28, 1999 denying material allegations of the Amended Complaint. Plaintiff has filed motions complaining that the records SPSS keeps and has produced are inadequate for her needs, seeking additional discovery and sanctions. In July 2000, the Court ordered the parties to retain an independent third party firm to analyze SPSS's records and to prepare a report of SPSS's sales of the software manuals and statistical guides for which Plaintiff claims a right to royalties. That report was completed in December 2000 and the parties recently engaged in settlement discussions through non-binding arbitration based on the report. With the exception of the additional discovery requested by the Plaintiff, fact discovery is closed, but expert discovery is not. No trial date has been set. SPSS intends to pursue settlement negotiations with Plaintiff, and, if those negotiations are unsuccessful, to vigorously contest Plaintiff's claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SPSS held a Special Meeting of Stockholders on February 26, 2001, in connection with the SPSS merger with ShowCase Corporation and the approval of certain stock option and stock purchase plans. All four proposals voted on at the Special Meeting were passed, in accordance with the following votes:

Proposal Number One: To consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of November 6, 2000, among SPSS, SPSS Acquisition Sub Corp., and ShowCase Corporation.

For                                 Against                           Abstain
---                                 -------                           -------
7,621,240                           11,840                            34,812

Proposal Number Two: To consider and vote upon a proposal to approve the issuance of up to 3,725,000 shares of SPSS common stock to the former shareholders of ShowCase Corporation as consideration for the shares of ShowCase common stock to be acquired by SPSS in the merger.

For                                 Against                           Abstain
---                                 -------                           -------
7,619,778                           13,302                            34,812

Proposal Number Three: To consider and vote upon a proposal to approve the 2000 Equity Incentive Plan.

For                                 Against                           Abstain
---                                 -------                           -------
4,589,843                           2,763,961                         313,288

Proposal Number Four: To consider and vote upon a proposal to approve the 2000 Qualified and Nonqualified Employee Stock Purchase Plan.

For                                 Against                           Abstain
---                                 -------                           -------
5,814,316                           1,539,697                         313,079

ITEM 5. OTHER INFORMATION

         On February 26, 2001, following the completion of the SPSS merger with ShowCase Corporation and pursuant to SPSS' bylaws, Promod Haque, William Binch and Kenneth Holec were elected to the SPSS Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are underlined in the following list.)

                                                                                        Incorporation
Exhibit                                                                                 by Reference
Number          Description of Document                                                (if applicable)
------          -----------------------                                                ---------------
     2.1         Agreement and Plan of Merger among SPSS Inc.,                         (1), Ex. 2.1
                 SPSS ACSUB, Inc., Clear Software, Inc. and the
                 shareholders named therein, dated September 23, 1996.

     2.2         Agreement and Plan of Merger among SPSS Inc.,                         (2), Annex A
                 SPSS Acquisition Inc. and Jandel Corporation,
                 dated October 30, 1996.

     2.3         Asset Purchase Agreement by and between SPSS Inc.                     (16), Ex. 2.3
                 and DeltaPoint, Inc., dated as of May 1, 1997.

     2.4         Stock Purchase Agreement among the Registrant,                        (3), Ex. 2.1
                 Edward Ross, Richard Kottler, Norman Grunbaum,
                 Louis Davidson and certain U.K.-Connected Shareholders
                 or warrant holders  of Quantime Limited named therein,
                 dated as of September 30, 1997, together with a list briefly identifying the contents of omitted schedules.

     2.5         Stock Purchase Agreement among the Registrant,                        (3), Ex. 2.2
                 Edward Ross, Richard Kottler, Norman Grunbaum,
                 Louis Davidson and certain Non-U.K. Shareholders or
                 warrant holders of Quantime Limited named therein, dated
                 as of September 30, 1997, together with a list briefly
                 identifying the contents of omitted schedules.

     2.6         Stock Purchase Agreement by and among SPSS Inc. and                   (4), Ex. 2.1

                 certain Shareholders of Quantime Limited listed on the signature pages thereto, dated November 21, 1997.

     2.7         Stock Purchase Agreement by and among Jens Nielsen,                   (4), Ex. 2.2
                 Henrik Rosendahl, Ole Stangegaard, Lars Thinggaard,
                 Edward O'Hara, Bjorn Haugland, 2M Invest and the
                 Shareholders listed on Exhibit A thereto, dated
                 November 21, 1997.

     2.8         Stock Purchase Agreement by and among SPSS Inc. and                   (18), Ex. 2.1
                 the Shareholders of Integral Solutions Limited listed
                 on the signature pages hereof, dated as of
                 December 31, 1998.

     2.9         Share Purchase Agreement by and among SPSS Inc.,                      (20), Ex.  2.9
                 Surveycraft Pty Ltd. and Jens Meinecke and
                 Microtab Systems Pty Ltd., dated as of
                 November 1, 1998.

     2.10        Stock Acquisition Agreement by and among SPSS Inc.                    (21), Ex. 2.1
                 Vento Software, Inc. and David Blyer, John Gomez and
                 John Pappajohn, dated as of November 29, 1999.

     2.11        Asset Purchase Agreement by and between SPSS Inc.                     (24), Ex. 2.11
                 and DataStat, S.A., dated as of December 23, 1999.

     2.12        Agreement and Plan of Merger dated as of November 6,                  (25), Ex. 2.1
                 2000, among SPSS, SPSS Acquisition Sub Corp., and
                 ShowCase.

     3.1         Certificate of Incorporation of SPSS.                                 (5), Ex. 3.2

     3.2         By-Laws of SPSS.                                                      (5), Ex. 3.4

    10.1         Employment Agreement with Jack Noonan.                                (8), Ex. 10.1
                 -------------------------------------

    10.2         Agreement with Valletta.                                              (6), Ex. 10.2
                 -----------------------

    10.3         Agreement between SPSS and                                            (6), Ex. 10.5
                 Prentice Hall.

    10.5         HOOPS Agreement.                                                      (6), Ex. 10.7

    10.6         Stockholders Agreement.                                               (5), Ex. 10.8

    10.7         Agreements with CSDC.                                                 (5), Ex. 10.9

    10.8         Amended 1991 Stock Option Plan.                                       (5), Ex. 10.10
                 ------------------------------

    10.9         SYSTAT Asset Purchase Agreement.                                      (9), Ex. 10.9

    10.10        1994 Bonus Compensation.                                              (10), Ex. 10.11
                 -----------------------

    10.11        Lease for Chicago, Illinois Office.                                   (10), Ex. 10.12

    10.12        Amendment to Lease for Chicago, Illinois Office.                      (10), Ex. 10.13

    10.13        1995 Equity Incentive Plan.                                           (11), Ex. 10.14
                 --------------------------

    10.14        1995 Bonus Compensation.                                              (12), Ex. 10.15
                 -----------------------

    10.15        Amended and Restated 1995 Equity Incentive Plan.                      (13), Ex. 10.17
                 -----------------------------------------------

    10.16        1996 Bonus Compensation.                                              (14), Ex. 10.18
                 -----------------------

    10.17        Software Distribution Agreement between the                           (14), Ex. 10.19
                 Company and Banta Global Turnkey.

    10.18        Lease for Chicago, Illinois in Sears Tower.                           (15), Ex. 10.20

    10.19        1997 Bonus Compensation.                                              (17), Ex. 10.21
                 -----------------------

    10.20        Norman H. Nie Consulting L.L.C. Agreement with                        (17), Ex. 10.22
                 SPSS.

    10.21        Second Amended and Restated 1995 Equity
                 ---------------------------------------
                 Incentive Plan.                                                       (19), Ex. A
                 --------------

    10.22        1998 Bonus Compensation.
                 -----------------------

    10.23        Third Amended and Restated 1995 Equity                                (22), Ex. 10.1
                 --------------------------------------
                 Incentive Plan.
                 --------------

    10.24        Loan Agreement dated June 1, 1999 between                             (23), Ex. 10.1
                 SPSS and American National Bank and Trust
                 Company of Chicago.

    10.25        First Amendment to Loan Agreement dated                               (23), Ex. 10.2
                 June 1, 1999, between SPSS and American
                 National Bank and Trust Company of Chicago.

    10.26        1999 Bonus Compensation.                                              (24), Ex. 10.27
                 -----------------------

    10.27        2000 Equity Incentive Plan.                                           (26), Ex. 10.45
                 --------------------------

    10.28        SPSS Qualified Employee Stock Purchase Plan                           (26), Ex. 10.46
                 -------------------------------------------

    10.29        SPSS Nonqualified Employee Stock Purchase Plan                        (26), Ex. 10.47
                 ----------------------------------------------

    10.30        2000 Bonus Compensation                                               (27), Ex. 10.30
                 -----------------------

-------------------------------

(1) Previously filed with SPSS Inc.'s Report on Form 8-K, dated September 26, 1996, filed on October 11, 1996, as amended on Form 8-K/A-1, filed November 1, 1996. (File No. 000-22194)

(2) Previously filed with Amendment No. 1 to Form S-4 Registration Statement of SPSS Inc. filed on November 7, 1996. (File No. 333-15427)

(3) Previously filed with SPSS Inc.'s Report on Form 8-K, dated September 30, 1997, filed on October 15, 1997. (File No. 000-22194)

(4) Previously filed with the Form S-3 Registration Statement of SPSS Inc. filed on November 26, 1997. (File No. 333-41207)

(5) Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993. (File No. 33-64732)

(6) Previously filed with Amendment No. 1 to Form S-1 Registration Statement of SPSS Inc. filed on July 23, 1993. (File No. 33-64732)

(7) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the Quarterly period ended September 30, 1993. (File No. 000-22194)

(8) Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on June 22, 1993. (File No. 33-64732)

(9) Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on December 5, 1994. (File No. 33-86858)

(10) Previously cited with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1994. (File No. 000-22194)

(11)     Previously filed with SPSS Inc.'s 1995 Proxy Statement. (File No.
         000-22194)

(12) Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1995. (File No. 000-22194)

(13)     Previously filed with SPSS Inc.'s 1996 Proxy Statement. (File No.
         000-22194)

(14) Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1996. (File No. 000-22194)

(15) Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended March 31, 1997. (File No. 000-22194)

(16) Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1997. (File No. 000-22194)

(17) Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1997. (File No. 000-22194)

(18) Previously filed with SPSS Inc.'s Report on Form 8-K, dated December 31, 1998, filed on January 15, 1999, as amended on Form 8-K/A filed March 12, 1999. (File No. 000-22194)

(19)     Previously filed with SPSS Inc.'s 1998 Proxy Statement. (File No.
         000-22194)

(20) Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

(21) Previously filed with SPSS Inc. Report on Form 8-K, dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

(22) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

(23) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended September 30, 1999. (File No. 000-22194)

(24) Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1999. (File No. 000-22194).

(25) Previously filed with SPSS Inc.'s Form 8-K, filed November 15, 2000. (File No. 000-22194).

(26)     Previously filed with SPSS Inc.'s Form S-4, filed December 19, 2000.

(27) Previously filed with SPSS Inc.'s Form 10-K Annual Report for the year ended December 31, 2000 (File No. 000-22194).

         (b) SPSS filed no reports on Form 8-K during the first quarter of fiscal year 2001.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                          SPSS INC.



DATE:       MAY 15, 2001                  BY:  /S/ JACK NOONAN
                                          --------------------------------------
                                          JACK NOONAN
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE:       MAY 15, 2001                  BY:  /S/ EDWARD HAMBURG
                                          --------------------------------------
                                          EDWARD HAMBURG
                                          EXECUTIVE VICE-PRESIDENT, CORPORATE
                                          OPERATIONS AND CHIEF FINANCIAL OFFICER