Form 10-Q
period 2001-06-30
SPSS INC
filed 2001-08-14
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

         AS OF AUGUST 3, 2001, THERE WERE 13,785,640 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

     ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2000 (UNAUDITED)
                 AND JUNE 30, 2001 (UNAUDITED)                               3

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                 (UNAUDITED) AND 2001 (UNAUDITED)                            4

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                 2000 (UNAUDITED) AND 2001 (UNAUDITED)                       5

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                 MONTHS ENDED JUNE 30, 2000 (UNAUDITED) AND
                 2001 (UNAUDITED)                                            6

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                          14

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                              15

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS                                           15

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               16

ITEM 1.  FINANCIAL STATEMENTS

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              DECEMBER 31,     JUNE 30,
                                                                                  2000           2001
                                                                              ------------    ---------
                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $  38,736      $  12,482
     Accounts receivable, net of allowances                                       72,562         60,371
     Inventories                                                                   3,959          4,002
     Deferred income taxes                                                        10,327         19,054
     Prepaid income taxes                                                             --          4,043
     Prepaid expenses and other current assets                                     7,336          7,587
                                                                               ---------      ---------
          Total current assets                                                   132,920        107,539
                                                                               ---------      ---------

PROPERTY AND EQUIPMENT, at cost:
     Land and building                                                             1,551          2,536
     Furniture, fixtures, and office equipment                                     9,278          9,722
     Computer equipment and software                                              38,361         44,607
     Leasehold improvements                                                        8,849         10,395
                                                                               ---------      ---------
                                                                                  58,039         67,260
     Less accumulated depreciation and amortization                               32,931         35,868
                                                                               ---------      ---------
Net property and equipment                                                        25,108         31,392
                                                                               ---------      ---------
Capitalized software development costs, net of accumulated amortization           16,225         17,119
Goodwill, net of accumulated amortization                                          8,095         10,196
Other assets                                                                       7,201          7,681
                                                                               ---------      ---------
                                                                               $ 189,549      $ 173,927
                                                                               =========      =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                             $  16,000      $   8,000
     Accounts payable                                                              9,901         10,980
     Accrued royalties                                                               986            813
     Accrued rent                                                                  1,443          1,353
     Other accrued liabilities                                                    13,383         12,411
     Income taxes and value added taxes payable                                    3,245          3,437
     Customer advances                                                               442            987
     Deferred revenues                                                            42,191         48,832
                                                                               ---------      ---------

          Total current liabilities                                               87,591         86,813
                                                                               ---------      ---------

Deferred income taxes                                                                749            749
Other non-current liabilities                                                      1,967          1,223
STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares authorized;
       13,628,847 and 13,745,671 shares issued and outstanding in 2000 and
       2001, respectively                                                            136            137
     Additional paid-in capital                                                   86,617         87,760
     Accumulated other comprehensive loss                                         (3,103)        (5,073)
     Retained earnings                                                            15,592          2,318
                                                                               ---------      ---------

          Total stockholders'  equity                                             99,242         85,142
                                                                               ---------      ---------
                                                                               $ 189,549      $ 173,927
                                                                               =========      =========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                ------------------------------      ------------------------------

                                                    2000              2001              2000              2001
                                                ------------      ------------      ------------      ------------
Net revenues:
 Analytical solutions                           $      7,799      $      6,993      $     14,873      $     11,251
 Market research                                       8,429             7,552            15,864            10,891
 Statistics                                           20,927            18,626            44,221            37,208
 ShowCase                                             10,928            10,847            21,793            21,130
                                                ------------      ------------      ------------      ------------

Total net revenues                                    48,083            44,018            96,751            80,480

Operating expenses:
 Cost of revenues                                      3,634             3,508             7,825             6,802
 Sales, marketing and services                        27,663            29,480            55,578            58,304
 Research and development                              8,276             8,837            16,054            16,017
 General and administrative                            3,642             3,879             7,351             7,181
 Special general and administrative charges             --               1,806              --               3,773
 Merger-related                                         --                --                --               7,781
                                                ------------      ------------      ------------      ------------

Operating expenses                                    43,215            47,510            86,808            99,858
Operating income (loss)                                4,868            (3,492)            9,943           (19,378)
                                                ------------      ------------      ------------      ------------
Other income (expense):
 Net interest (expense)                                  303              (121)              530              (181)
 Other income (expense)                                  954              (426)              737            (1,181)
                                                ------------      ------------      ------------      ------------
Other income (expense)                                 1,257              (547)            1,267            (1,362)
                                                ------------      ------------      ------------      ------------

Income (loss) before income taxes                      6,125            (4,039)           11,210           (20,740)
Income tax expense (benefit)                           2,798            (1,292)            5,314            (7,466)
                                                ------------      ------------      ------------      ------------

Net income (loss)                               $      3,327      $     (2,747)     $      5,896      $    (13,274)
                                                ============      ============      ============      ============

Basic net income (loss) per share               $       0.25      $      (0.20)     $       0.43      $      (0.97)
                                                ============      ============      ============      ============

Shares used in computing basic
   net income (loss) per share                    13,260,516        13,720,689        13,620,716        13,688,734
                                                ============      ============      ============      ============

Diluted net income (loss) per share             $       0.23      $      (0.20)     $       0.41      $      (0.97)
                                                ============      ============      ============      ============

Shares used in computing diluted
   net income (loss) per share                    14,459,861        13,720,689        14,475,064        13,688,734
                                                ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                 ----------------------      ----------------------

                                                   2000          2001          2000          2001
                                                 --------      --------      --------      --------
Net income (loss)                                $  3,327      $ (2,747)     $  5,896      $(13,274)

Other comprehensive loss:
     Foreign currency translation adjustment       (3,208)       (1,036)       (3,000)       (1,970)
                                                 --------      --------      --------      --------

Comprehensive income (loss)                      $    119      $ (3,783)     $  2,896      $(15,244)
                                                 ========      ========      ========      ========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ----------------------------
                                                                         2000            2001
                                                                     -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                               $     5,896      $   (13,274)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                    5,834            7,072
          Stock Compensation Expense                                        --                399
          Deferred income taxes                                               34           (8,727)
          Gain on sale of product line                                    (1,397)            --
          Write-off of software development costs                           --                397
          Write-off of purchased software                                   --              1,047
          Income tax benefit from stock option exercise                      366             --
          Changes in assets and liabilities:
             Accounts receivable                                          (2,061)          12,191
             Inventories                                                    (758)             (43)
             Accounts payable                                              1,959            1,079
             Accrued royalties                                                31             (173)
             Accrued expenses                                               (571)          (1,062)
             Accrued income taxes                                           (104)          (3,851)
             Deferred revenues                                               234            6,641
             Other                                                        (2,577)          (2,055)
                                                                     -----------      -----------

Net cash provided by (used in) operating activities                        6,886             (359)
                                                                     -----------      -----------

Cash flows from investing activities:
     Capital expenditures, net                                            (7,252)         (10,355)
     Capitalized software development costs                               (1,934)          (4,270)
     Purchase of cost based investment                                    (1,000)            --
     Write down of cost based investment                                    --                782
     Divesture of product line                                             1,700             --
     Acquisition earn-out payments                                        (3,882)          (2,827)
                                                                     -----------      -----------

Net cash used in investing activities                                    (12,368)         (16,670)
                                                                     -----------      -----------

Cash flows from financing activities:
     Net (repayments) borrowings under line-of-credit agreements            --             (8,000)
     Proceeds from issuance of common stock                                1,719              745
     Principal repayment under capital lease obligations                     (71)            --
                                                                     -----------      -----------

Net cash provided by (used in) financing activities                        1,648           (7,255)
                                                                     -----------      -----------

Effect of exchange rate on cash                                           (2,999)          (1,970)

Net change in cash and cash equivalents                                   (6,833)         (26,254)
Cash and cash equivalents at beginning of period                          47,010           38,736
                                                                     -----------      -----------
Cash and cash equivalents at end of period                           $    40,177      $    12,482
                                                                     ===========      ===========

Supplemental disclosures of cash flow information:
     Interest paid                                                   $       516      $       617
     Income taxes paid                                                     3,909            2,588
                                                                     ===========      ===========

Supplemental disclosures of noncash investing activities -
     Common stock issued in merger with ShowCase - shares                   --              3,725
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

Previously reported revenue and net income of $37,155,000 and $4,402,000 for the three months ended June 30, 2000 and $74,958,000 and $8,181,000, respectively, for the six months ended June 30, 2000, differed from currently reported amounts due to the merger with ShowCase, as discussed above.

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

NOTE 5 - SPECIAL GENERAL AND ADMINISTRATIVE CHARGES

Special general and administrative charges were $1,806,000 for the three months ended June 30, 2001 and $3,773,000 for the six months ended June 30, 2001 and primarily related to the write-off of obsolete capitalized software development costs, training, marketing and professional fees associated with combining ShowCase that did not meet the definition of accruable merger costs under established guidelines, and additional reduction in workforce and the issuance of restricted vested common stock to certain officers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to net revenues. The percentages reflect the presentation as if the ShowCase pooling transaction had been consummated as of the earliest period presented.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               PERCENTAGE OF NET REVENUES       PERCENTAGE OF NET REVENUES
                                               --------------------------       --------------------------
                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                               --------------------------       --------------------------
                                                  2000            2001             2000            2001
                                               ----------      ----------       ----------      ----------
Statements of Operations Data:
Net revenues:
 Analytical solutions                                16%             16%              15%             14%
 Market research                                     18%             17%              16%             14%
 Statistics                                          43%             42%              46%             46%
 ShowCase                                            23%             25%              23%             26%
                                               ----------      ----------       ----------      ----------

Net revenues                                        100%            100%             100%            100%

Operating expenses:
 Cost of revenues                                     8%              8%               8%              8%
 Sales, marketing and services                       57%             67%              57%             72%
 Research and development                            17%             20%              17%             20%
 General and administrative                           8%              9%               8%              9%
 Special general and administrative charges          --               4%              --               4%
 Merger-related                                      --              --               --              11%
                                               ----------      ----------       ----------      ----------

Operating expenses                                   90%            108%              90%            125%
                                               ----------      ----------       ----------      ----------

Operating income (loss)                              10%             (8%)             10%            (25%)
                                               ----------      ----------       ----------      ----------
Other income (expense):
 Net interest income (expense)                        1%             --                1%             --
 Other income (expense)                               2%             (1%)              1%             (1%)
                                               ----------      ----------       ----------      ----------

Other income (expense)                                3%             (1%)              2%             (1%)
                                               ----------      ----------       ----------      ----------

Income (loss) before income taxes                    13%             (9%)             12%            (26%)
Income tax expense (benefit)                          6%             (3%)              6%            (10%)
                                               ----------      ----------       ----------      ----------

Net income (loss)                                     7%             (6%)              6%            (16%)
                                               ==========      ==========       ==========      ==========

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30, 2001.

Net Revenues. Net revenues were $48,083,000 in the three months ended June 30, 2000 and $44,018,000 in the three months ended June 30, 2001, a decrease of 8%. This decrease was primarily due to implementation of recent accounting interpretations as well as an overall decline in software sales and services. During 2000, the AICPA staff released several Technical Practice Aids ("TPA") for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, Software Revenue Recognition. As a result of the issuance of these TPA's, SPSS performed a comprehensive review of their revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards set forth in TPA 5100.53 - Fair value of PCS in a short-term time-based license and software revenue recognition and TPA 5100.68 - Fair value of PCS in a perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPAs, SPSS began to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratable over the term of the contract. Analytical solutions revenues declined 10% and market research revenues declined 10% due to currency effects and the deferral of more revenues from time-based licenses. Statistics revenues declined 11% due to foreign currency exchange rates, the deferral of more revenues from time-based licenses and the absence of two product lines divested in 2000. ShowCase revenues decreased 1% from the June 2000 quarter due primarily to foreign currency rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $3,634,000 in the three months ended June 30, 2000 and $3,508,000 in the three months ended June 30, 2001, a decrease of 3%. Such costs decreased due to reduced cost of goods sold resulting from lower revenues and lower royalty expense on third party products resulting from a decline in the growth rate in the market for general-purpose statistical products. As a percentage of net revenues, cost of revenues remained constant at 8%.

Sales, Marketing and Services Expenses. Sales, marketing and services expenses were $27,663,000 in the three months ended June 30, 2000 and $29,480,000 in the three months ended June 30, 2001, an increase of 7%. This increase reflects the expansion in sales management and expenses related to hiring additional professional services personnel in 2000. This increase was partially offset by the reduction in force implemented in April 2001 and changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 57% to 67%.

Research and Development. Research and development expenses were $8,276,000 (net of capitalized software development costs of $998,000) in the three months ended June 30, 2000 and $8,837,000 (net of capitalized software development costs of $1,399,000) in the three months ended June 30, 2001, an increase of 7%, due to salary increases and the transfer of personnel to the research and development organization. SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $943,000 in the three months ended June 30, 2000 and $917,000 in the three months ended June 30, 2001. As a percentage of net revenues, product development expenses increased from 17% to 20% from June 30, 2000 to June 30, 2001.

General and Administrative. General and administrative expenses were $3,642,000 in the three months ended June 30, 2000 and $3,879,000 in the three months ended June 30, 2001, an increase of 7%. The increase was due to charges for bad debts of $1,200,000 reduced by cost reductions realized as the merger of ShowCase eliminated certain redundant positions and expenses. As a percentage of net revenues, general and administrative expenses increased from 8% to 9%.

Special General and Administrative Charges. Special general and administrative charges were $1,806,000 in the three months ended June 30, 2001 and primarily related to the expenses associated with the April 2001 reduction in workforce, additional integration costs from the ShowCase acquisition, and issuance of restricted vested common stock to certain officers.

Net Interest Income (Expense). Net interest income was $303,000 in the three months ended June 30, 2000 due to interest income earned on cash and marketable securities held by ShowCase, partially offset by interest expense on borrowings against SPSS' line of credit. Net interest expense was ($121,000) in the three months ended June 30, 2001, primarily due to debt service on borrowings against SPSS' line-of-credit offset partially by ShowCase interest and investment income.

Other Income (Expense). Other income was $954,000 in the three months ended June 30, 2000 due primarily to the $1,398,000 gain from the sale of the QI Analyst product line to Wonderware Corporation, offset by losses on foreign currency translations. Other expense was ($426,000) in the three months ended June 30, 2001 due to the revaluation of the Company's investment in e-Intelligence offset by gains on foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $2,798,000 in the three months ended June 30, 2000 and a ($1,292,000) benefit in the three months ended June 30, 2001. During the quarter ended June 30, 2000 the provision for income taxes represented an effective tax rate of approximately 46%. In the three months ended June 30, 2001, the effective tax rate is approximately 32%. The difference in the effective tax rates is the result of the ShowCase merger and foreign tax credits in 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 2001.

Net Revenues. Net revenues were $96,751,000 in the six months ended June 30, 2000 and $80,480,000 in the six months ended June 30, 2001, a decrease of 17%. This decrease was primarily due to implementation of recent accounting interpretations as well as an overall decline in software sales and services. During 2000, the AICPA staff released several Technical Practice Aids ("TPA") for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, Software Revenue Recognition. As a result of the issuance of these TPA's, SPSS performed a comprehensive review of their revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards set forth in TPA 5100.53 - Fair value of PCS in a short-term time-based license and software revenue recognition and TPA 5100.68 - Fair value of PCS in a perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPAs, SPSS began to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratable over the term of the contract. Analytical solutions revenues declined 24% and market research revenues declined 31% due to currency effects and the deferral of more revenues from time-based licenses. Statistics revenues declined 16% due to foreign currency exchange rates, the deferral of more revenues from time-based licenses and the absence of two product lines divested in 2000. ShowCase revenues decreased 3% from the June 2000 six month period due primarily to foreign currency rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $7,825,000 in the six months ended June 30, 2000 and $6,802,000 in the six months ended June 30, 2001, a decrease of 13%. Such costs decreased due to reduced cost of goods sold resulting from lower revenues and lower royalty expense on third party products resulting from a decline in the growth rate in the market for general-purpose statistical products. As a percentage of net revenues, cost of revenues remained constant at 8%.

Sales, Marketing and Services Expenses. Sales, marketing and services expenses were $55,578,000 in the six months ended June 30, 2000 and $58,304,000 in the six months ended June 30, 2001, an increase of 5%. This increase reflects the expansion in sales management and expenses related to hiring additional professional services personnel in 2000. This increase was partially offset by the reduction in force implemented in April 2001 and changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 57% to 72%.

Research and Development. Research and development expenses were $16,054,000 (net of capitalized software development costs of $1,869,000) in the six months ended June 30, 2000 and $16,017,000 (net of capitalized software development costs of $2,939,000) in the six months ended June 30, 2001, remaining relatively flat on a year-to-year comparison. SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,887,000 in the six months ended June 30, 2000 and $1,932,000 in the six months ended June 30, 2001. As a percentage of net revenues, product development expenses increased from 17% to 20% from June 30, 2000 to June 30, 2001.

General and Administrative. General and administrative expenses were $7,351,000 in the six months ended June 30, 2000 and $7,181,000 in the six months ended June 30, 2001, a decrease of 2%. The decrease was due to cost savings realized by eliminating certain redundant positions with the merger of ShowCase, offset partially by charges for bad debts. As a percentage of net revenues, general and administrative expenses increased from 8% to 9%.

Special General and Administrative Charges. Special general and administrative charges were $3,773,000 in the six months ended June 30, 2001 and primarily related to the expenses associated with the April 2001 reduction in workforce, additional integration costs from the ShowCase acquisition, and issuance of restricted vested common stock to certain officers.

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

Net Interest Income (Expense). Net interest income was $530,000 in the six months ended June 30, 2000 due to interest income earned on cash and marketable securities held by ShowCase, partially offset by interest expense on borrowings against SPSS' line of credit. Net interest expense was ($181,000) in the six months ended June 30, 2001, primarily due to debt service on borrowings against SPSS' line-of-credit offset partially by ShowCase interest and investment income.

Other Income (Expense). Other income was $737,000 in the six months ended June 30, 2000 due primarily to the $1,398,000 gain from the sale of the QI Analyst product line to Wonderware Corporation, offset by losses on foreign currency translations. Other expense was ($1,181,000) in the six months ended June 30, 2001, due to the revaluation of the Company's investment in e-Intelligence and losses on foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $5,314,000 in the six months ended June 30, 2000 and a ($7,466,000) benefit in the six months ended June 30, 2001. During the six months ended June 30, 2000 the provision for income taxes represented an effective tax rate of approximately 47%. In the six months ended June 30, 2001, the effective tax rate is approximately 36%. The difference in the effective tax rates is the result of the ShowCase merger and foreign tax credits in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt as of June 30, 2001 is a mortgage on property in the United Kingdom and the balance of the purchase price due to DataStat, S.A. for the acquisition of the VerbaStat product. As of June 30, 2001, SPSS had approximately $12,482,000 of cash.

Funds were used in investing and financing activities in the first six months of 2001. Cash received as part of the merger with ShowCase was used to pay down the line-of-credit, accrued income taxes, the final installment to the former Integral Solutions shareholders, merger-related costs and capital expenditures.

In May 2000, SPSS revised its loan agreement with American National Bank and Trust Company of Chicago. Under the new loan agreement, SPSS has an available $20,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of June 30, 2001, SPSS had $8,000,000 outstanding under this line of credit. The Company's agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to:

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

INTERNATIONAL OPERATIONS

Revenues from international operations were 44% and 56% of total net revenues in the three months ended June 30, 2000 and June 30, 2001, respectively. Revenues from international operations were 46% and 52% of total net revenues in the six months ended June 30, 2000 and June 30, 2001, respectively. The percentage difference is the result of revenues increasing in Europe and Japan, but down in North America compared to 2000. The portion of revenues attributable to international operations was negatively affected by changes in foreign currency exchange rates.

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

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time the Company utilizes option contracts to minimize the impact of currency movements on receivables from its foreign subsidiaries. The terms of these contracts are generally less than one year. At June 30, 2001, the Company had no outstanding option contracts.

Gains and losses related to changes in the fair value of these instruments are included in the carrying value of those assets and are recognized in income with each financial reporting period. Realized gains and losses related to the agreements are recorded when the related transaction occurs.

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from fluctuations in interest rates on borrowings under our unsecured line of credit that bears interest at either the prime rate or the Eurodollar rate. As of June 30, 2001, the Company had $8,000,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $80,000 of annual interest expense, assuming the same level of borrowing.

The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly impacted by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations to currency exchange rates, the Company may enter into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at June 30, 2001, management expects this would have a materially adverse effect on the Company's financial results.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Marija J. Norusis v. SPSS Inc., Case No. 98 C 3344, Circuit Court of Cook County, Illinois. Plaintiff and SPSS entered into a series of publishing agreements pursuant to which Plaintiff agreed to author portions of certain software manuals and statistical guides. Plaintiff alleges that SPSS has published and sold certain manuals which contain Plaintiff's work and/or which Plaintiff had the right to prepare under the terms of the parties' agreements, without paying Plaintiff royalties on such sales. Plaintiff filed a complaint, as amended, in which Plaintiff asserts claims for a declaratory judgment, an accounting, breach of contract, quantum meruit, and violation of the Illinois Deceptive Trade Practices Act. Plaintiff currently seeks unspecified damages in an amount in excess of $100,000 together with prejudgment interest and attorney's fees. On motion by SPSS, the court dismissed Plaintiff's declaratory judgment claim, but all of the other claims are pending.

SPSS filed an Answer to the Amended Complaint on May 28, 1999 denying material allegations of the Amended Complaint. Plaintiff has filed motions complaining that the records SPSS keeps and has produced are inadequate for her needs, seeking additional discovery and sanctions. In July 2000, the Court ordered the parties to retain an independent third party firm to analyze SPSS's records and to prepare a report of SPSS's sales of the software manuals and statistical guides for which Plaintiff claims a right to royalties. That report was completed in December 2000, and the parties recently engaged in settlement discussions through non-binding arbitration based on the report. With the exception of the additional discovery requested by the Plaintiff, fact discovery is closed, but expert discovery is not. No trial date has been set. SPSS intends to pursue settlement negotiations with Plaintiff, and, if those negotiations are unsuccessful, to vigorously contest Plaintiff's claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 20, 2001. The following persons were nominated and elected to serve as Directors of the Company for a term of three years or until their successors have been duly elected and qualified:

NOMINEE                      FOR                         WITHHELD
-------                      ---                         --------

Kenneth Holec                11,390,315                  79,128
Merritt Lutz                 11,390,315                  79,128

In addition, Jack Noonan, Michael Blair, Bernard Goldstein, Norman Nie, Promod Haque and William Binch remained as Directors of the Company after the meeting.

Furthermore, the Company's appointment of KPMG LLP to serve as its independent auditor for fiscal year 2001 was ratified, at the Meeting, in accordance with the following votes:

For                          Against                     Abstain
---                          -------                     -------

11,381,663                   -0-                         87,780

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

                                                                 Incorporation
Exhibit                                                          by Reference
Number    Description of Document                                (if applicable)
------    -----------------------                                ---------------

  2.1     Agreement and Plan of Merger among SPSS Inc., SPSS      (1), Ex. 2.1
          ACSUB, Inc., Clear Software, Inc. and the shareholders named therein, dated September 23, 1996.

  2.2     Agreement and Plan of Merger among SPSS Inc., SPSS      (2), Annex A
          Acquisition Inc. and Jandel Corporation, dated
          October 30, 1996.

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

  2.6     Stock Purchase Agreement by and among SPSS Inc.         (4), Ex. 2.1
          and certain Shareholders of Quantime Limited listed on the signature pages thereto, dated
          November 21, 1997.

  2.7     Stock Purchase Agreement by and among Jens              (4), Ex. 2.2
          Nielsen, Henrik Rosendahl, Ole Stangegaard, Lars
          Thinggaard, Edward O'Hara, Bjorn Haugland, 2M
          Invest and the Shareholders listed on Exhibit A thereto, dated November 21, 1997.

  2.8     Stock Purchase Agreement by and among SPSS Inc.        (18), Ex. 2.1
          and the Shareholders of Integral Solutions Limited listed on the signature pages hereof, dated as of December 31, 1998.

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

  2.11    Asset Purchase Agreement by and between SPSS Inc.      (24), Ex. 2.11
          and DataStat, S.A., dated as of December 23, 1999.

  2.12    Agreement and Plan of Merger dated as of November      (25), Ex. 2.1
          6, 2000, among SPSS, SPSS Acquisition Sub Corp., and ShowCase.

  3.1     Certificate of Incorporation of SPSS.                   (5), Ex. 3.2

  3.2     By-Laws of SPSS.                                        (5), Ex. 3.4

 10.1     Employment Agreement with Jack Noonan.                  (8), Ex. 10.1

 10.2     Agreement with Valletta.                                (6), Ex. 10.2

 10.3     Agreement between SPSS and Prentice Hall.               (6), Ex. 10.5

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

 10.10    1994 Bonus Compensation.                               (10), Ex. 10.11

 10.11    Lease for Chicago, Illinois Office.                    (10), Ex. 10.12

 10.12    Amendment to Lease for Chicago, Illinois Office.       (10), Ex. 10.13

 10.13    1995 Equity Incentive Plan.                            (11), Ex. 10.14

 10.14    1995 Bonus Compensation.                               (12), Ex. 10.15

 10.15    Amended and Restated 1995 Equity Incentive Plan.       (13), Ex. 10.17

 10.16    1996 Bonus Compensation.                               (14), Ex. 10.18

 10.17    Software Distribution Agreement between the            (14), Ex. 10.19
          Company and Banta Global Turnkey.

 10.18    Lease for Chicago, Illinois in Sears Tower.            (15), Ex. 10.20

 10.19    1997 Bonus Compensation.                               (17), Ex. 10.21

 10.20    Norman H. Nie Consulting L.L.C. Agreement with         (17), Ex. 10.22
          SPSS.

 10.21    Second Amended and Restated 1995 Equity Incentive      (19), Ex. A
          Plan.

 10.22    1998 Bonus Compensation.

 10.23    Third Amended and Restated 1995 Equity Incentive       (22), Ex. 10.1
          Plan.

 10.24    Loan Agreement dated June 1, 1999 between SPSS and     (23), Ex. 10.1
          American National Bank and Trust Company of
          Chicago.

 10.25    First Amendment to Loan Agreement dated June 1,        (23), Ex. 10.2
          1999, between SPSS and American National Bank and
          Trust Company of Chicago.

 10.26    1999 Bonus Compensation.                               (24), Ex. 10.27

 10.27    2000 Equity Incentive Plan.                            (26), Ex. 10.45

 10.28    SPSS Qualified Employee Stock Purchase Plan            (26), Ex. 10.46

 10.29    SPSS Nonqualified Employee Stock Purchase Plan         (26), Ex. 10.47

 10.30    2000 Bonus Compensation                                (27), Ex. 10.30

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

     (b) SPSS filed no reports on Form 8-K during the second quarter of fiscal year 2001.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    SPSS INC.



DATE:     AUGUST 14, 2001           BY:  /s/ JACK NOONAN
                                    ----------------------------------------
                                    JACK NOONAN
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE:     AUGUST 14, 2001           BY:  /s/ EDWARD HAMBURG
                                    ----------------------------------------
                                    EDWARD HAMBURG
                                    EXECUTIVE VICE-PRESIDENT, CORPORATE
                                    OPERATIONS AND CHIEF FINANCIAL OFFICER