Form 10-Q
period 2001-09-30
SPSS INC
filed 2001-11-14
CIK 869570

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         As of November 5, 2001, there were 14,313,330 shares of common stock outstanding, par value $.01, of the registrant.


===============================================================================

                                    SPSS INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----

     ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2000 (UNAUDITED)
                 AND SEPTEMBER 30, 2001 (UNAUDITED)                        3

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                 2000 (UNAUDITED) AND 2001 (UNAUDITED)                     4

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER
                 30, 2000 (UNAUDITED) AND 2001 (UNAUDITED)                 5

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                 MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) AND
                 2001 (UNAUDITED)                                          6

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS       9

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                  15

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           16

     ITEM 2.  CHANGES IN SECURITIES                                       16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            16

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                                                 DECEMBER 31,   SEPTEMBER 30,
                                                     2000           2001
                                                -------------   -------------
                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                  $      38,736   $      22,051
     Accounts receivable, net of allowances            72,611          55,032
     Inventories                                        3,936           3,909
     Deferred income taxes                             10,334          16,854
     Prepaid income taxes                                  --           7,203
     Prepaid expenses and other current assets          7,336           6,447
                                                -------------   -------------
          Total current assets                        132,953         111,496
                                                -------------   -------------

PROPERTY AND EQUIPMENT, at cost:
     Land and building                                  1,551           2,831
     Furniture, fixtures, and office equipment          9,141          11,039
     Computer equipment and software                   38,431          46,832
     Leasehold improvements                             8,916          10,786
                                                -------------   -------------
                                                       58,039          71,488
     Less accumulated depreciation and
       amortization                                    32,931          38,211
                                                -------------   -------------
Net property and equipment                             25,108          33,277
                                                -------------   -------------
Capitalized software development costs,
  net of accumulated amortization                      16,142          20,059
Goodwill, net of accumulated amortization               8,106           9,833
Other assets                                            7,190           8,380
                                                -------------   -------------
                                                $     189,499   $     183,045
                                                =============   =============


        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                              $      16,000   $      14,600
     Accounts payable                                   9,901           8,022
     Accrued royalties                                    986             721
     Accrued rent                                       1,438           1,384
     Other accrued liabilities                         13,388          12,058
     Income taxes and value added taxes payable         3,245           3,559
     Customer advances                                    442           1,450
     Deferred revenues                                 42,183          46,625
                                                -------------   -------------

          Total current liabilities                    87,583          88,419
                                                -------------   -------------

Deferred income taxes                                     749             749
Other non-current liabilities                           1,967           1,770
STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000
       shares authorized; 13,632,445 and
       14,114,233 shares issued and
       outstanding in 2000 and 2001,
       respectively                                       136             141
     Additional paid-in capital                        86,960          92,993
     Accumulated other comprehensive income            (3,108)         (5,985)
     Deferred compensation                               (338)             --
     Retained earnings                                 15,550           4,958
                                                -------------   -------------

          Total stockholders'  equity                  99,200          92,107
                                                -------------   -------------
                                                $     189,499   $     183,045
                                                =============   =============

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                    -------------------------       -------------------------
                                        2000          2001              2000         2001
                                    -----------   -----------       -----------   -----------
Net revenues:
 Analytical solutions               $     6,447   $    11,025       $    21,320   $    22,276
 Market research                          9,927         8,303            25,791        19,194
 Statistics                              21,730        18,694            65,951        55,902
 ShowCase                                12,522         9,891            34,315        31,021
                                    -----------   -----------       -----------   -----------

Total net revenues                       50,626        47,913           147,377       128,393

Operating expenses:
 Cost of revenues                         3,939         3,895            11,764        10,697
 Sales, marketing and services           29,295        27,322            84,873        85,626
 Research and development                 8,264         8,204            24,318        24,221
 General and administrative               2,998         3,374            10,349        10,555
 Special general and administrative
   charges                                   --           924                --         4,697
 Merger-related                              --            --                --         7,781
                                    -----------   -----------       -----------   -----------
Operating expenses                       44,496        43,719           131,304       143,577

Operating income (loss)                   6,130         4,194            16,073       (15,184)
                                    -----------   -----------       -----------   -----------
Other income (expense):
 Net interest income (expense)              281           (75)              811          (256)
 Other income (expense)                       3           400               740          (781)
                                    -----------   -----------       -----------   -----------
Other income (expense)                      284           325             1,551        (1,037)
                                    -----------   -----------       -----------   -----------
Income (loss) before income taxes         6,414         4,519            17,624       (16,221)
Income tax expense (benefit)              2,925         1,879             8,239        (5,587)
                                    -----------   -----------       -----------   -----------
Net income (loss)                   $     3,489   $     2,640       $     9,385   $   (10,634)
                                    ===========   ===========       ===========   ===========

Basic net income (loss) per share   $      0.26   $      0.19       $      0.71   $     (0.77)
                                    ===========   ===========       ===========   ===========

Shares used in computing basic
   net income (loss) per share       13,445,936    13,781,975        13,297,048    13,727,536
                                    ===========   ===========       ===========   ===========

Diluted net income (loss) per share $      0.24   $      0.19       $      0.66   $     (0.77)
                                    ===========   ===========       ===========   ===========

Shares used in computing diluted
   net income (loss) per share       14,418,710    14,141,536        14,129,081    13,727,536
                                    ===========   ===========       ===========   ===========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                    -------------------------       -------------------------
                                       2000           2001              2000         2001
                                    -----------   -----------       -----------   -----------
Net income (loss)                   $     3,489   $     2,640       $     9,385   $   (10,634)

Other comprehensive loss:
  Foreign currency translation
    adjustment                           (1,829)         (907)           (4,828)       (2,877)
                                    -----------   -----------       -----------   -----------

Comprehensive income (loss)         $     1,660   $     1,733       $     4,557   $   (13,511)
                                    ===========   ===========       ===========   ===========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  ---------------------------
                                                      2000            2001
                                                  -----------     -----------

Cash flows from operating activities:
    Net income (loss)                             $     9,385     $   (10,634)
    Adjustments to reconcile net
      income (loss) to net cash provided
      by operating activities:
          Depreciation and amortization                 8,774           9,603
          Stock compensation expense                       --             399
          Deferred income taxes                         3,044          (6,520)
          Gain on sale of product line                 (1,397)             --
          Write-off of software development costs          --             397
          Write-off of purchased software                  --           1,047
          Income tax benefit from stock
            option exercise                             1,705              --
          Changes in assets and liabilities:
             Accounts receivable                       (8,906)         17,579
             Inventories                               (1,319)             27
             Accounts payable                           1,627          (1,879)
             Accrued royalties                           (583)           (265)
             Accrued expenses                           2,023          (1,384)
             Income taxes                                 742          (6,889)
             Deferred revenues                         (1,336)          4,442
             Other                                     (2,578)           (407)
                                                  -----------     -----------
Net cash provided by operating activities              11,181           5,516
                                                  -----------     -----------

Cash flows from investing activities:
    Capital expenditures, net                         (10,606)        (13,534)
    Capitalized software development costs             (4,480)         (7,985)
    Purchase of cost based investment                  (1,450)             --
    Write down of cost based investment                    --             783
    Divesture of product line                           1,700              --
    Acquisition earn-out payments                      (3,882)         (2,827)
                                                  -----------     -----------
Net cash used in investing activities                 (18,718)        (23,563)
                                                  -----------     -----------
Cash flows from financing activities:
    Net borrowings (repayments) under
      line-of-credit agreements                           250          (1,400)
    Proceeds from issuance of common stock              2,193           5,639
    Principal repayment under capital
      lease obligations                                  (195)             --
                                                  -----------     -----------
Net cash provided by financing activities               2,248           4,239
                                                  -----------     -----------
Effect of exchange rate on cash                        (4,828)         (2,877)

Net change in cash and cash equivalents               (10,117)        (16,685)
Cash and cash equivalents at beginning of period       46,834          38,736
                                                  -----------     -----------
Cash and cash equivalents at end of period        $    36,717     $    22,051
                                                  ===========     ===========

Supplemental disclosures of cash flow information:
    Interest paid                                 $       263     $       800
    Income taxes paid                                   5,087           4,293
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

These consolidated financial statements should be read in conjunction with SPSS' audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in SPSS' Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2001.

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

Previously reported revenue and net income of $39,571,000 and $4,445,000 for the three months ended September 30, 2000 and $114,529,000 and $12,626,000, respectively, for the nine months ended September 30, 2000, differed from currently reported amounts due to the merger with ShowCase, as discussed above.

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

NOTE 5 - SPECIAL GENERAL AND ADMINISTRATIVE CHARGES

Special general and administrative charges were $924,000 for the three months ended September 30, 2001 and $4,697,000 for the nine months ended September 30, 2001 and were primarily related to the write-off of obsolete capitalized software development costs, training, marketing and professional fees associated with combining ShowCase that did not meet the definition accruable of merger costs under established guidelines, and additional reduction in workforce and the issuance of restricted vested common stock to certain officers.

NOTE 6 - RECENT DEVELOPMENTS

SPSS settled its dispute with Ms. Norusis without significant liability. Under the terms of the settlement, SPSS received ownership rights to materials produced by Ms. Norusis prior to the settlement for approximately $1.7 million and Ms. Norusis received exclusive rights to draft three statistical manuals for SPSS software for a 10-year term, with a 10-year renewal right.

On September 28, 2001, Siebel Systems, Inc. made a $5 million equity investment in SPSS under the terms of a stock purchase agreement, dated as of September 28, 2001, by and between the parties. Before Siebel's investment in SPSS, SPSS joined the Siebel Alliance Program as a Strategic Software Partner in July 2001. As part of the alliance, SPSS is pursuing further integration and validation of its analytical solutions and products with Siebel eBusiness Applications to support enhanced customer segmentation and more effective targeting in marketing campaigns, either offline or in real-time environments like call centers and Web sites.

NOTE 7 - SUBSEQUENT EVENTS

On October 23, 2001, the Company announced that it had entered into an agreement with America Online to purchase certain operating assets and maintain a strategic relationship for a four year period. Payments for assets and ongoing sample access fees will aggregate $42 million of cash and stock, and will be paid over the four year period. The acquired assets will be accounted for as a purchase by the Company.

On October 28, 2001, the Company entered into an agreement and plan of merger to acquire all of the outstanding shares of NetGenesis Corp., a leading provider of E-Metrics solutions for global 2000 companies. The Company plans to issue approximately 2.4 million shares of common stock to NetGenesis approximating $44 million and will treat the transaction as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to net revenues. The percentages reflect the presentation as if the ShowCase pooling transaction had been consummated as of the earliest period presented.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             PERCENTAGE OF NET REVENUES     PERCENTAGE OF NET REVENUES
                                             --------------------------     --------------------------
                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                             --------------------------     --------------------------
                                                 2000           2001            2000          2001
                                             -----------    -----------     -----------    -----------
Statements of Operations Data:
Net revenues:
 Analytical solutions                                 13%            23%             14%            17%
 Market research                                      19%            17%             18%            15%
 Statistics                                           43%            39%             45%            44%
 ShowCase                                             25%            21%             23%            24%
                                             -----------    -----------     -----------    -----------
Net revenues                                         100%           100%            100%           100%

Operating expenses:
 Cost of revenues                                      8%             8%              8%             8%
 Sales, marketing and services                        58%            57%             58%            67%
 Research and development                             16%            17%             16%            19%
 General and administrative                            6%             7%              7%             8%
 Special general and administrative charges            0%             2%              0%             4%
 Merger-related                                        0%             0%              0%             6%
                                             -----------    -----------     -----------    -----------
Operating expenses                                    88%            91%             89%           112%
                                             -----------    -----------     -----------    -----------
Operating income (loss)                               12%             9%             11%           (12%)
                                             -----------    -----------     -----------    -----------
Other income (expense):
 Net interest income (expense)                         1%             0%              1%             0%
 Other income (expense)                                0%             1%              0%             0%
                                             -----------    -----------     -----------    -----------
Other income (expense)                                 1%             1%              1%             0%
                                             -----------    -----------     -----------    -----------
Income (loss) before income taxes                     13%            10%             12%           (12%)
Income tax expense (benefit)                           6%             4%              6%            (4%)
                                             -----------    -----------     -----------    -----------
Net income (loss)                                      7%             6%              6%            (8%)
                                             ===========    ===========     ===========    ===========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

Net Revenues. Net revenues were $50,626,000 in the three months ended September 30, 2000 and $47,913,000 in the three months ended September 30, 2001, a decrease of 5%. This decrease was primarily due to implementation of recent accounting interpretations as well as an overall decline in software sales and services.

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

Analytical solutions revenues increased 71% due to increased demand for the Clementine data mining product and higher sales of server versions and other enterprise deployments of SPSS products. Market research revenues declined 16% due to currency effects, the deferral of more revenues from time-based licenses and a decline in high-ticket sales to information technology departments in market research firms. Statistics revenues declined 14% due to foreign currency exchange rates, the deferral of more revenues from time-based licenses and the absence of two product lines divested in 2000. ShowCase revenues decreased 21% from the September 2000 quarter due to the general decline in software sales and services, as well as foreign currency rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $3,939,000 in the three months ended September 30, 2000 and $3,895,000 in the three months ended September 30, 2001, a decrease of 1%. Such costs decreased due to reduced cost of goods sold resulting from lower revenues and lower royalty expense on third party products resulting from a decline in the growth rate in the market for general-purpose statistical products. As a percentage of net revenues, cost of revenues remained constant at 8%.

Sales, Marketing and Services Expenses. Sales, marketing and services expenses were $29,295,000 in the three months ended September 30, 2000 and $27,322,000 in the three months ended September 30, 2001, a decrease of 7%. This decrease reflects the expense controls implemented during the first three quarters of 2001, including reductions in the number of sales and professional services personnel resulting from the reductions in force implemented in April and July 2001, cuts in marketing expenses and changes in foreign currency exchange rates. As a percentage of net revenues, such expenses decreased from 58% to 57%.

Research and Development. Research and development expenses were $8,264,000 (net of capitalized software development costs of $1,264,000) in the three months ended September 30, 2000 and $8,204,000 (net of capitalized software development costs of $1,563,000) in the three months ended September 30, 2001, a decrease of 1%, due to expense controls implemented during the first three quarters of 2001. SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $957,000 in the three months ended September 30, 2000 and $775,000 in the three months ended September 30, 2001. As a percentage of net revenues, product development expenses increased from 16% to 17% from September 30, 2000 to September 30, 2001.

General and Administrative. General and administrative expenses were $2,998,000 in the three months ended September 30, 2000 and $3,374,000 in the three months ended September 30, 2001, an increase of 13%. The increase was due primarily to additional bad debt expense. As a percentage of net revenues, general and administrative expenses increased from 6% to 7%.

Special General and Administrative Charges. Special general and administrative charges were $924,000 in the three months ended September 30, 2001 and primarily related to the July 2001 reduction in force.

Net Interest Income (Expense). Net interest income was $281,000 in the three months ended September 30, 2000 due to interest income earned on cash and marketable securities held by ShowCase, partially offset by interest expense on borrowings against SPSS' line of credit. Net interest expense was $75,000 in the three months ended September 30, 2001, primarily due to debt service on borrowings against SPSS' line-of-credit offset partially by interest and investment income.

Other Income (Expense). Other income was $3,000 in the three months ended September 30, 2000 and $400,000 in the three months ended September 30, 2001 due to gains on foreign currency transactions.

Provision for Income Taxes. The provision for income taxes was $2,925,000 in the three months ended September 30, 2000 and $1,879,000 in the three months ended September 30, 2001. During the quarter ended September 30, 2000 the provision for income taxes represented an effective tax rate of approximately 46%. In the three months ended September 30, 2001, the effective tax rate is approximately 42%. The difference in the effective tax rates is the result of the ShowCase merger and foreign tax credits in 2001.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

Net Revenues. Net revenues were $147,377,000 in the nine months ended September 30, 2000 and $128,393,000 in the nine months ended September 30, 2001, a decrease of 13%. This decrease was primarily due to implementation of recent accounting interpretations as well as an overall decline in software sales and services.

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

Analytical solutions revenues increased 4% due to increased demand for the Clementine data mining product and higher sales of server versions and other enterprise deployments of SPSS products. Market research revenues declined 26% due to currency effects and the deferral of more revenues from time-based licenses. Statistics revenues declined 15% due to foreign currency exchange rates, the deferral of more revenues from time-based licenses and the absence of two product lines divested in 2000. ShowCase revenues decreased 10% from the September 2000 nine month period due to a general decline in software sales and services, as well as foreign currency rates.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues was $11,764,000 in the nine months ended September 30, 2000 and $10,697,000 in the nine months ended September 30, 2001, a decrease of 9%. Such costs decreased due to reduced cost of goods sold resulting from lower revenues and lower royalty expense on third party products resulting from a decline in the growth rate in the market for general-purpose statistical products. As a percentage of net revenues, cost of revenues remained constant at 8%.

Sales, Marketing and Services Expenses. Sales, marketing and services expenses were $84,873,000 in the nine months ended September 30, 2000 and $85,626,000 in the nine months ended September 30, 2001, an increase of 1%. This increase reflects the expansion in sales management and expenses related to hiring additional professional services personnel in 2000. This increase was partially offset by the reduction in force implemented in April and July 2001 and changes in foreign currency exchange rates. As a percentage of net revenues, such expenses increased from 58% to 67%.

Research and Development. Research and development expenses were $24,318,000 (net of capitalized software development costs of $3,133,000) in the nine months ended September 30, 2000 and $24,221,000 (net of capitalized software development costs of $4,502,000) in the nine months ended September 30, 2001, remaining relatively flat on a year-to-year comparison. SPSS' expense for amortization of capitalized software and product translations, included in cost of revenues, was $2,844,000 in the nine months ended September 30, 2000 and $2,707,000 in the nine months ended September 30, 2001. As a percentage of net revenues, product development expenses increased from 16% to 19% from September 30, 2000 to September 30, 2001.

General and Administrative. General and administrative expenses were $10,349,000 in the nine months ended September 30, 2000 and $10,555,000 in the nine months ended September 30, 2001, an increase of 2%. The increase was due to increased bad debt expense. As a percentage of net revenues, general and administrative expenses increased from 7% to 8%.

Special General and Administrative Charges. Special general and administrative charges were $4,697,000 in the nine months ended September 30, 2001 and primarily related to the expenses associated with the April and July 2001 reduction in workforce, additional integration costs from the ShowCase acquisition, and issuance of restricted vested common stock to certain officers.

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

Net Interest Income (Expense). Net interest income was $811,000 in the nine months ended September 30, 2000 due to interest income earned on cash and marketable securities held by ShowCase, partially offset by interest expense on borrowings against SPSS' line of credit. Net interest expense was $256,000 in the nine months ended September 30, 2001, primarily due to debt service on borrowings against SPSS' line-of-credit offset partially by interest and investment income.

Other Income (Expense). Other income was $740,000 in the nine months ended September 30, 2000 due primarily to the $1,398,000 gain from the sale of the QI Analyst product line to Wonderware Corporation, offset by losses on foreign currency translations. Other expense was $781,000 in the nine months ended September 30, 2001, due primarily to the revaluation of the Company's investment in e-Intelligence.

Provision for Income Taxes. The provision for income taxes was $8,239,000 in the nine months ended September 30, 2000 and a $5,587,000 benefit in the nine months ended September 30, 2001. During the nine months ended September 30, 2000 the provision for income taxes represented an effective tax rate of approximately 47%. In the nine months ended September 30, 2001, the effective tax rate is approximately 34%. The difference in the effective tax rates is the result of the ShowCase merger and foreign tax credits in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt as of September 30, 2001 is a mortgage on property in the United Kingdom and the balance of the purchase price due to DataStat, S.A. for the acquisition of the VerbaStat product. As of September 30, 2001, SPSS had approximately $22,051,000 of cash.

Funds were used in investing activities and provided by financing activities in the first nine months of 2001. Cash received as part of the merger with ShowCase was used to pay down the line-of-credit, accrued income taxes, the final installment to the former Integral Solutions shareholders, merger-related costs and capital expenditures. Proceeds of approximately $5 million were received from the issuance of common stock to Siebel Systems, Inc.

In May 2000, SPSS revised its loan agreement with American National Bank and Trust Company of Chicago. Under the new loan agreement, SPSS has an available $20,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of September 30, 2001, SPSS had $14,600,000 outstanding under this line of credit. The Company's agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to:

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

INTERNATIONAL OPERATIONS

Revenues from international operations were 47% and 46% of total net revenues in the three months ended September 30, 2000 and September 30, 2001, respectively. Revenues from international operations were 47% and 50% of total net revenues in the nine months ended September 30, 2000 and September 30, 2001, respectively. The percentage difference is the result of revenues increasing in Europe and Japan, but decreasing in North America compared to 2000. The portion of revenues attributable to international operations was negatively affected by changes in foreign currency exchange rates.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of SFAS 142 on its financial reporting.

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of a long-lived asset. Statement No. 143 also requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long lived asset. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company has not yet determined the impact of the new accounting standard on its financial reporting.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment of Long-Lived

Assets. The new standard supercedes FASB Statement No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify as asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB 30), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB 30. The provisions of SFAS 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The provisions of SFAS 144 generally are to be applied prospectively, therefore, the adoption of this standard will not affect previously reported financial information. The Company has not yet determined the impact of the new accounting standard on its financial reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from fluctuations in interest rates on borrowings under our unsecured line of credit that bears interest at either the prime rate or the Eurodollar rate. As of September 30, 2001, the Company had $14,600,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $146,000 of annual interest expense, assuming the same level of borrowing.

The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly impacted by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations to currency exchange rates, the Company may enter into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at September 30, 2001, management expects this would have a materially adverse effect on the Company's financial results.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time the Company utilizes option contracts to minimize the impact of currency movements on receivables from its foreign subsidiaries. The terms of these contracts are generally less than one year. At September 30, 2001, the Company had no outstanding option contracts.

Gains and losses related to changes in the fair value of these instruments are included in the carrying value of those assets and are recognized in income with each financial reporting period. Realized gains and losses related to the agreements are recorded when the related transaction occurs.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SPSS is not a party to any material legal proceedings. SPSS may become a party to various claims and legal actions arising in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES

On September 28, 2001, the Company issued 300,300 shares of common stock, $.01 per value per share, to Siebel Systems, Inc. in a previously reported transaction not registered under the Securities Act of 1933. The aggregate purchase price of the 300,300 shares of common stock was $5 million. The Company has relied upon an exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933. The Company has agreed to register the resale of such 300,300 shares of common stock by Siebel Systems.

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

   2.11     Asset Purchase Agreement by and between SPSS Inc.                   (24), Ex. 2.11
            and DataStat, S.A., dated as of December 23, 1999.

   2.12     Agreement and Plan of Merger dated as of November 6,                (25), Ex. 2.1
             2000, among SPSS, SPSS Acquisition Sub Corp., and
            ShowCase.

   2.13     Agreement and Plan of Merger dated as of                            (29), Ex. 99.1
            October 28, 2001, among SPSS, Red Sox Acquisition Corp.
            and NetGenesis Corp.

   3.1      Certificate of Incorporation of SPSS.                                (5), Ex. 3.2

   3.2      By-Laws of SPSS.                                                     (5), Ex. 3.4

  10.1      Employment Agreement with Jack Noonan.                               (8), Ex. 10.1

  10.2      Agreement with Valletta.                                             (6), Ex. 10.2

  10.3      Agreement between SPSS and                                           (6), Ex. 10.5
            Prentice Hall.

  10.4      Software Distribution Agreement between SPSS and IBM.                (6), Ex. 10.6

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

  10.17     Software Distribution Agreement between the                         (14), Ex. 10.19
            Company and Banta Global Turnkey.

  10.18     Lease for Chicago, Illinois in Sears Tower.                         (15), Ex. 10.20

  10.19     1997 Bonus Compensation.                                            (17), Ex. 10.21

  10.20     Norman H. Nie Consulting L.L.C. Agreement with                      (17), Ex. 10.22
            SPSS.

  10.21     Second Amended and Restated 1995 Equity                             (19), Ex. A
            Incentive Plan.
  10.22     1998 Bonus Compensation.                                            (20), Ex. 10.23

  10.23     Third Amended and Restated 1995 Equity                              (22), Ex. 10.1
            Incentive Plan.

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

  10.27     2000 Equity Incentive Plan.                                         (26), Ex. 10.45

  10.28     SPSS Qualified Employee Stock Purchase Plan                         (26), Ex. 10.46

  10.29     SPSS Nonqualified Employee Stock Purchase Plan                      (26), Ex. 10.47

  10.30     2000 Bonus Compensation                                             (27), Ex. 10.30

  10.31     Stock Purchase Agreement by and between                             (28), Ex. 10.31
            SPSS and Siebel Systems, Inc.

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

(20) Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

(21) Previously filed with SPSS Inc. Report on Form 8-K, dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

(22) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

(23) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended September 30, 1999. (File No. 000-22194)

(24) Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1999. (File No. 000-22194)

(25) Previously filed with SPSS Inc.'s Form 8-K , filed November 15, 2000. (File No. 000-22194)

(26) Previously filed with SPSS Inc.'s Form S-4, filed December 19, 2000. (File No. 333-52216)

(27) Previously filed with SPSS Inc.'s Form 10-K Annual Report for the year ended December 31, 2000 (File No. 000-22194)

(28) Previously field with the Form S-3 Registration Statement of SPSS Inc. filed on October 9, 2001. (File No. 333-71236)

(29) Previously filed with SPSS Inc. Report on Form 8-K, dated October 28, 2001, filed October 29, 2001. (File No. 000-22194)

     (b) SPSS filed the following report on Form 8-K during the third quarter of fiscal year 2001:

     Current Report on Form 8-K, dated September 28, 2001, filed October 12, 2001 (File No. 000-22194), reporting that Siebel Systems, Inc. had made a $5 million equity investment in the Company under the terms of a Stock Purchase Agreement.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    SPSS INC.



DATE: NOVEMBER 14, 2001         BY: /s/ JACK NOONAN
                                   --------------------------------------------
                                   JACK NOONAN
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE: NOVEMBER 14, 2001         BY: /s/ EDWARD HAMBURG
                                   --------------------------------------------
                                   EDWARD HAMBURG
                                   EXECUTIVE VICE-PRESIDENT, CORPORATE
                                   OPERATIONS AND CHIEF FINANCIAL OFFICER