Form 10-K/A
period 2000-12-31
SPSS INC
filed 2002-03-12
CIK 869570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS
FOR THE PAST 90 DAYS. YES  X   NO
                          ----    ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED UPON THE PER SHARE CLOSING SALE PRICE OF $17.875 ON MARCH 16, 2001, AND FOR THE PURPOSE OF THIS CALCULATION ONLY, THE ASSUMPTION THAT ALL REGISTRANT'S DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES) WAS APPROXIMATELY $137 MILLION.

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01, AS OF MARCH 16, 2001, WAS 10,037,584.


================================================================================

                                EXPLANATORY NOTE


         SPSS Inc. ("SPSS") is filing this Amendment No. 1 on Form 10-K/A in response to comments and questions received from the Securities and Exchange Commission (the "SEC") regarding SPSS's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 that was originally filed on April 2, 2001 (the "Original Filing").

         This report contains (a) a revised Management's Discussion and Analysis of Financial Condition and Results of Operations and (b) restated financial statements and notes related thereto, which were included in the current report on Form 8-K filed with the SEC on November 13, 2001 to account for the pooling-of-interests business combination with ShowCase Corporation.

         This report continues to speak as of the date of the Original Filing, and SPSS has not updated the disclosure in this report to speak as of a later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in SPSS's periodic reports filed with the SEC.
         As requested by the SEC, SPSS has made the following additional disclosures in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources:

- SPSS has provided additional disclosure regarding why SPSS's accounts receivable increased at the same time
         SPSS's revenues decreased (see page 7).
- SPSS has provided additional disclosure regarding why SPSS's inventory balance increased at the same time SPSS's revenues decreased (see page
         7).

         SPSS has corrected the amounts allocated to domestic income and foreign income set forth in the first table to footnote 9 of the consolidated financial statements (see page 25).

         Any items in the Original Filing that are not expressly changed hereby shall be as set forth in the Original Filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW

     The original Statistical Package for the Social Sciences was introduced in 1969, and SPSS was incorporated in 1975. The first SPSS products were almost exclusively used by academic researchers working on mainframe computing systems. SPSS subsequently transformed and enhanced its core product technology, broadened its customer base into the corporate and government sectors, significantly expanded its sales and marketing capabilities, acquired twelve corporate entities and product offerings, and adapted its products to changing hardware and software technologies. Approximately 64% of 2000 revenues came from sales to customers in corporate settings, with another 22% in academic institutions and 14% in government agencies.

     In recent years, SPSS has experienced a significant shift in the sources of its revenues. Between 1996 and 2000, revenues from its analytical solutions increased from 3% to almost 17% of total net revenues and market research revenues rose from 15% to 16%. In contrast, revenue from SPSS statistical products and services declined from 67% to 42% of net revenues. Management expects these trends to continue in 2001.

     The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included elsewhere in this proxy statement/prospectus.

RESULTS OF OPERATIONS

     The following table shows select statements of income data as a percentage of net revenues for the years indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                     1996     1997     1998     1999     2000
                                                     -----    -----    -----    -----    -----
                                    Net revenues:
  Analytical solutions...........................      2.8%     3.0%     5.6%     9.6%    16.8%
  Market research................................     15.4%    16.1%    16.1%    18.0%    16.0%
  Statistics.....................................     66.7%    63.3%    56.0%    50.6%    42.3%
  ShowCase.......................................     15.1%    17.6%    22.3%    21.8%    24.9%
                                                     -----    -----    -----    -----    -----
     Net revenues................................    100.0%   100.0%   100.0%   100.0%   100.0%
                              Operating expenses:
  Cost of revenues...............................      9.3%     9.3%     8.7%     9.1%     8.7%
  Sales and marketing............................     51.2%    54.5%    53.5%    54.4%    61.8%
  Product development............................     15.7%    15.7%    15.9%    16.8%    17.7%
  General and administrative.....................     11.8%    11.0%     8.0%     7.9%     7.6%
  Special general and administrative charges.....     --        4.2%      .3%    --       --
  Merger-related.................................      3.1%     3.2%     1.2%      .9%    --
  Acquired in-process technology.................     --         .3%     2.2%      .1%    --
                                                     -----    -----    -----    -----    -----
     Operating expenses..........................     91.1%    98.2%    89.8%    89.2%    95.8%
                                                     -----    -----    -----    -----    -----
Operating income.................................      8.9%     1.8%    10.2%    10.8%     4.2%
Net interest and investment income...............      0.2%      .2%     0.3%     .4%      .6%
Other income (expense)...........................     (0.1)%    .1%     (0.1)%     .2%      .7%
                                                     -----    -----    -----    -----    -----
Income before income taxes.......................      9.0%     2.1%    10.4%    11.4%     5.5%
Provision for income taxes.......................      3.2%     1.9%     5.0%     4.1%     2.3%
                                                     -----    -----    -----    -----    -----
Net income.......................................      5.8%    0.2%      5.4%     7.3%     3.2%
                                                     =====    =====    =====    =====    =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000.

     Net Revenues. Net revenues increased from $158,991,000 in 1998 to $181,453,000 in 1999, an increase of 14% from 1998, and increased to $186,114,000 in 2000, an increase of 3% from 1999. The 1999 increase was primarily due to growth in analytical solutions revenues of 99%, resulting from additional new data mining products and sales of the newly acquired Clementine products; increases in market research revenues of 28%, primarily due to the introduction of a new web data collection product, revenues from the newly acquired Surveycraft products, an increased number of large transactions with major customers and increases in ShowCase revenues of 11%, primarily due to increases in maintenance and support and professional service fee revenues. Offsetting this revenue growth was an increase in statistics revenue of only 3% in 1999, primarily due to shifts in sales and marketing resources toward developing the higher-growth markets for analytical solutions, as well as reflecting the lower overall growth rate in the market for general-purpose statistical products. The 2000 increase was due primarily to growth in analytical solutions revenues of 78%, due to increases in data mining products and sales, and increases in ShowCase revenues of 17%, primarily due to increases in new license revenues largely attributable to the expansion of the direct sales force and increases in maintenance and support revenues, offset by the negative effects of deferring revenues as required by AICPA Technical Practice Aids regarding software revenue recognition. This application resulted in a $16,975,000 reduction in net revenues. Market research revenues declined 9% in 2000 primarily due to the negative effects of the deferred revenue adjustment previously mentioned. Statistics revenue decreased 14% in 2000 due to the deferred revenue adjustment and a lower overall growth rate in the market for general-purpose statistical products. Revenues were adversely affected by foreign currency exchange rates for the three years described.

     During 2000, the AICPA staff released several Technical Practice Aids ("TPA") for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, Software Revenue Recognition. As a result of the issuance of these TPA's, SPSS performed a comprehensive review of their revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards in TPA 5100.53 -- Fair value of PCS in a short-term time-based license and software revenue recognition and TPA 5100.68 -- Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPA's, SPSS began to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratable over the term of the contract. SPSS recorded a one-time adjustment of approximately $16,975,000 to defer revenue for contracts entered into during the fourth quarter of 2000.

     Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues increased from $13,857,000 in 1998 to $16,500,000 in 1999, and decreased to $16,268,000 in 2000. These costs increased 19% in 1999 due to higher sales levels and higher amounts of capitalized software amortized. Cost of revenues decreased 1% in 2000 due to a decrease in shipping costs and royalties paid to third party software providers. As a percentage of net revenues, cost of revenues were steady at 9% in 1998, 1999 and 2000.

     Sales and Marketing. Sales and marketing expenses increased from $85,099,000 in 1998 to $98,824,000 in 1999 and to $115,074,000 in 2000, an
increase of 16% in 1999 and 2000. These increases reflect the Company's strategy of expanding sales management, recruiting additional, more senior sales representatives, and hiring more professional services personnel. Sales and marketing expense increases were partially offset by the effects of changes in foreign currency exchange rates in 1999 and 2000. As a percentage of net revenues, sales and marketing expenses increased from 54% in 1998 and 1999, to 62% in 2000.

     Product Development. Product development expenses increased from $25,233,000 in 1998 to $30,465,000 in 1999 and to $32,896,000 in 2000 (net of
the effect of capitalized software development costs of $1,933,000 in 1998, $2,593,000 in 1999 and $4,930,000 in 2000) an increase of 21% in 1999 and an increase of 8% in 2000. In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,892,000 in 1998, $3,182,000 in 1999 and $4,161,000 in 2000.
The increases in product development expenses were primarily due to staff increases, salary increases and recruiting fees. As a percentage of net revenues, product development expenses were 16% in 1998, 17% in 1999 and 18% in 2000.

     General and Administrative. General and administrative expenses increased from $12,639,000 in 1998 to $14,239,000 in 1999 and decreased to $14,045,000 in
2000, an increase of 13% in 1999 and a decrease of 1% in 2000. The increase in 1999 was due to additional administrative staff, primarily information systems personnel. The decrease in 2000 was due to reduced costs by consolidating the United States accounting functions and lower bad debt expense. This expense was steady as a percentage of net revenues at 8% in 1998, 1999 and 2000.

     Special General and Administrative Charges. Special general and administrative charges were $445,000 in 1998 and represented the write-off of duplicate capitalized software development costs of platforms like UNIX and Open VMS products as a result of the acquisitions of Surveycraft and Integral Solutions.

     Merger-related. SPSS incurred merger-related costs of $1,948,000 in 1998 and $1,611,000 in 1999 related to acquisitions accounted for as pooling-of-interests, which costs include employee sign-on bonuses, employee severance, facility costs, and various other expenses. During 1997, the Company recorded a charge for the consolidation of the Company's United Kingdom facilities of $1,307,000 and during 1998, recorded a recovery of $280,000 when the plan was revised based on the acquisition of Integral Solutions. The United Kingdom facility consolidation plan was established to achieve cost efficiencies through the elimination of redundant facilities and includes accruals of $526,000 for estimated lease charges, $286,000 for estimated property tax charges, $207,000 for the write-off of leasehold improvements and $8,000 for dilapidation charges. The United Kingdom facility consolidation plan was revised in 1999 when SPSS was unable to secure suitable facilities in a competitive London real estate market. This led to a recovery of $803,000 in 1999. Included in 1999 merger-related costs were expenses related to management and sales force restructuring, employee sign-on bonuses, professional fees, and various other expenses.

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

     In December 1998, SPSS acquired all of the outstanding capital stock of Integral Solutions, a leading provider of data mining software. A portion of the purchase price was attributable to acquired in-process technology, as the development work associated with several projects had not reached technological feasibility and were believed to have no alternative future use other than as data mining tools. SPSS carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using discount rates ranging from 34% to 37% depending on the project and the market risks associated with each of the research and development projects and resulting products. Specific consideration was given to the stage of development of each research and development effort, which ranged from 23% to 82% complete, both in terms of costs invested as of the acquisition date relative to completion costs and technical achievements. In projecting the future revenue streams from the projects, SPSS considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage that SPSS could provide to the Integral Solutions products.

     In December 1999, SPSS acquired the VerbaStat software program, a software tool for computer aided coding of open-ended survey questions, from DataStat. A portion of the purchase price was attributable to acquired in-process technology, as the development work associated with the program had not reached technological feasibility and were believed to have no alternative future use. SPSS carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using a discount rate of 20% based on the project and the market risks associated with the research and development project and resulting product. Specific consideration was given to the stage of development of the research and development effort, which was 75% complete, both in terms of costs invested as of the acquisition date relative to completion costs and technical achievements. In projecting future revenue streams from the project, SPSS considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage that SPSS could provide to the VerbaStat product.

     Net Interest and Investment Income. Net interest and investment income was $446,000 in 1998, $739,000 in 1999 and $1,096,000 in 2000 primarily due to interest earned on short-term investments, partially offset by interest expense incurred on line-of-credit borrowings.

     Other Income (Expense). Other income (expense) was ($98,000) in 1998 and $304,000 in 1999 and consists mainly of foreign exchange transactions. Other income was $1,222,000 in 2000, due primarily to the $1,397,000 gain on the divestiture of the statistical quality control product line, offset partially by foreign exchange transactions.

     Provision for Income Taxes. The provision for income taxes consisted of $7,926,000 in 1998, $7,492,000 in 1999 and $4,234,000 in 2000. During 1998, the
provision for income taxes represented a tax rate of approximately 48%, primarily due to nondeductible expenses related to the Surveycraft Limited and Integral Solutions Limited acquisitions. During 1999, the provision for income taxes represented a tax rate of approximately 36%, due primarily to the reduction of the deferred tax valuation allowance. During 2000, the provision for income taxes represented a tax rate of approximately 42%, due to higher foreign taxes, but partially offset by the reduction of the deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its business primarily through cash provided by operations, the sale of equity securities and bank borrowings.

     SPSS's long-term debt as of December 31, 2000 consists of a mortgage on property in The United Kingdom and the balance of the purchase price due DataStat, S.A. for the acquisition of the VerbaStat product. As of December 31, 2000, SPSS held approximately $27,887,000 of cash and cash equivalents. Funds in 1999 were used primarily for payments related to SPSS's acquisitions, as well as new computer systems for use in internal product development and expenditures made for an office move in Sweden. Funds in 2000 were used primarily for payments related to office space expansions, new sales force automation and accounting system, upgrades of computing systems, integration of previous acquisitions, strategic investments, and the hiring of sales and professional services personnel in advance of revenues.

     In June 1999, the former ShowCase Corporation completed an initial public offering of common stock which resulted in net proceeds to ShowCase of approximately $24,400,000. As of December 31, 2000, the ShowCase cash balance adds approximately $17,605,000 to SPSS cash and cash equivalents.

     In May 2000, the Company renewed its loan agreement with American National Bank and Trust Company of Chicago. Under the loan agreement, SPSS has an available $20,000,000 unsecured line of credit, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of December 31, 2000, SPSS had $16,000,000 outstanding under this line of credit. The

Company's agreement with American National requires SPSS to comply with specified financial ratios and tests, and, among other things, restricts the Company's ability to:

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

     The relationship of the over 37% increase in accounts receivable to the revenue decrease of 1% was caused by a combination of factors. The first factor was the deferring of revenues in accordance with AICPA Technical Practices Aids regarding software revenue recognition. This application resulted in a $16,975,000 reduction in net revenues with no parallel reduction in accounts receivable. The second factor was the timing of sales at the end of 2000. In the last month of 2000, $28 million was billed, compared to $21 million in the same period of 1999. The combination of these factors caused the incongruous relationship between accounts receivable and revenues, when compared to the prior period. As our billing and payment terms were not impacted by the deferral of revenue, we do not expect the change to impact our future liquidity.

     The increase in inventory is due to bulk purchases of third party software in June ($504,000) and September ($800,000), which accounted for $1.3 million of the $1.5 million increase. SPSS is confident in its ability to sell these third party products and does not believe any addition to the reserve is necessary at this time. However, the movement of the inventory will be monitored and adjustments to the reserve will be made as considered necessary. The relationship to the revenue decrease is related to the deferred revenue discussed in the preceding paragraph.

     The Company's capital expenditures, primarily for computer systems, leasehold improvements and office furniture totaled approximately $13,500,000 in 2000 and are projected to total approximately $8,000,000 in 2001 and $7,000,000 in 2002. SPSS intends capital expenditures during 2001 to include new computers, primarily for use in internal product development, replacement of its systems for accounting and order entry, as well as furnishings and other equipment related to the move of the Company's facilities in Kilburn, UK, and expansion of facilities in Chicago, Miami, Woking, UK, Denmark, and Australia. SPSS does not believe that the implementation of its business strategy will require substantial additional capital expenditures in comparison with historical levels of product development costs and other expenses.

INTERNATIONAL OPERATIONS

     Significant growth in the Company's international operations also occurred from 1996 to 2000. Revenues from international operations comprised approximately 43% to 50% of total net revenues between 1996 and 2000. They were approximately 43% of total net revenues in 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

     The Company is exposed to market risk from fluctuations in interest rates on borrowings under our unsecured line of credit that bears interest at either the prime rate or the Eurodollar rate. As of December 31, 2000, the Company had $16,000,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $160,000 of annual interest expense, assuming the same level of borrowing.

     The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly impacted by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations to currency exchange rates, the Company enters into various financial instruments. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at December 31, 2000, management expects this would have a materially adverse effect on the Company's financial results.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           SPSS INC. AND SUBSIDIARIES


                                      INDEX


                                                                           PAGE
                                                                           ----

Independent Auditors' Report..............................................   10

Consolidated Balance Sheets as of December 31, 1999 and 2000..............   11

Consolidated Statements of Income for the years ended
    December 31, 1998, 1999 and 2000......................................   12

Consolidated Statements of Comprehensive Income for the years ended
     December 31, 1998, 1999 and 2000.....................................   13

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1998, 1999 and 2000......................................   14

Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1999 and 2000......................................   15

Notes to Consolidated Financial Statements................................   16

Financial Statement Schedule:

Schedule II    Valuation and qualifying accounts..........................   34


Schedules not filed
All schedules other than that indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
SPSS Inc.:

We have audited the consolidated financial statements of SPSS Inc. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPSS Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/KPMG LLP

Chicago, Illinois
November 2, 2001

                           SPSS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 28,447       $ 27,887
  Marketable securities.....................................      18,387         10,849
  Accounts receivable, net of allowances of $3,240 in 1999
     and $3,542 in 2000.....................................      51,749         72,611
  Inventories...............................................       2,895          3,936
  Deferred income taxes.....................................       6,349         10,334
  Prepaid expenses and other current assets.................       4,564          7,336
                                                                --------       --------
     Total current assets...................................     112,391        132,953
                                                                --------       --------
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
  Land and building.........................................       1,671          1,551
  Furniture, fixtures, and office equipment.................       8,395          9,141
  Computer equipment and software...........................      29,810         38,431
  Leasehold improvements....................................       6,795          8,916
                                                                --------       --------
                                                                  46,671         58,039
  Less accumulated depreciation and amortization............      28,472         32,931
                                                                --------       --------
Net property, equipment and leasehold improvements..........      18,199         25,108
                                                                --------       --------
Capitalized software development costs, net of accumulated
  amortization..............................................      13,078         16,142
Goodwill, net of accumulated amortization...................       5,395          8,106
Other assets................................................       3,746          7,190
                                                                --------       --------
                                                                $152,809       $189,499
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable.............................................    $  9,000       $ 16,000
  Accounts payable..........................................       6,993          9,901
  Accrued royalties.........................................       1,030            986
  Accrued rent..............................................       1,050          1,438
  Other accrued liabilities.................................      12,141         13,388
  Income taxes and value added taxes payable................       3,664          3,245
  Customer advances.........................................         529            442
  Deferred revenues.........................................      23,876         42,183
                                                                --------       --------
     Total current liabilities..............................      58,283         87,583
                                                                --------       --------
Deferred income taxes.......................................       3,886            749
Other non-current liabilities...............................       2,432          1,967
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 50,000,000 shares
     authorized; 13,160,036 and 13,632,445 shares issued and
     outstanding in 1999 and 2000, respectively.............         132            136
  Additional paid-in capital................................      80,081         86,960
  Accumulated other comprehensive loss......................          (5)        (3,108)
  Deferred compensation.....................................        (426)          (338)
  Retained earnings.........................................       8,426         15,550
                                                                --------       --------
     Total stockholders' equity.............................      88,208         99,200
                                                                --------       --------
                                                                $152,809       $189,499
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                        -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Net revenues:
  Analytical solutions................................  $     8,836   $    17,540   $    31,246
  Market research.....................................       25,551        32,674        29,688
  Statistics..........................................       89,085        91,716        78,846
  ShowCase............................................       35,519        39,523        46,334
                                                        -----------   -----------   -----------
Net revenues..........................................      158,991       181,453       186,114
                                                        -----------   -----------   -----------
Operating expenses:
  Cost of revenues....................................       13,857        16,500        16,268
  Sales and marketing.................................       85,099        98,824       115,074
  Product development.................................       25,233        30,465        32,896
  General and administrative..........................       12,639        14,239        14,045
  Special general and administrative charges..........          445            --            --
  Merger-related......................................        1,948         1,611            --
  Acquired in-process technology......................        3,552           128            --
                                                        -----------   -----------   -----------
Operating expenses....................................      142,773       161,767       178,283
                                                        -----------   -----------   -----------
Operating income......................................       16,218        19,686         7,831
                                                        -----------   -----------   -----------
Other income (expense):
     Net interest and investment income...............          446           739         1,096
     Other............................................          (98)          304         1,222
                                                        -----------   -----------   -----------
Other income..........................................          348         1,043         2,318
                                                        -----------   -----------   -----------
Income before income taxes............................       16,566        20,729        10,149
Income tax expense....................................        7,926         7,492         4,234
                                                        -----------   -----------   -----------
Net income............................................  $     8,640   $    13,237   $     5,915
                                                        ===========   ===========   ===========
Basic net income per share............................  $      0.79   $      1.05   $      0.44
                                                        ===========   ===========   ===========
Shares used in computing basic net income per share...   10,976,524    12,562,316    13,372,917
                                                        ===========   ===========   ===========
Diluted net income per share..........................  $      0.73   $      0.98   $      0.41
                                                        ===========   ===========   ===========
Shares used in computing diluted net income per
  share...............................................   11,796,683    13,503,848    14,326,552
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998     1999      2000
                                                              ------   -------   -------
                                                                    (IN THOUSANDS)
Net income..................................................  $8,640   $13,237   $ 5,915
Other comprehensive income (loss):
  Foreign currency translation adjustment...................     128       834    (3,107)
  Unrealized holding gain (loss) on marketable securities...    (304)      172         4
                                                              ------   -------   -------
Comprehensive income........................................  $8,464   $14,243   $ 2,812
                                                              ======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1998        1999        2000
                                                              ----------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Common stock, $.01 par value:
  Balance at beginning of period............................   $    116     $   120     $   132
  Sale of 18,663, 30,131 and 30,038 shares of common stock
     to the Employee Stock Purchase Plans in 1998, 1999 and
     2000, respectively.....................................         --          --          --
  Stock issued pursuant to public offering..................         --          10          --
  Exercise of stock options and other.......................          4           2           4
                                                               --------     -------     -------
  Balance at end of period..................................   $    120     $   132     $   136
                                                               --------     -------     -------
Additional paid-in capital:
  Balance at beginning of period............................   $ 50,395     $54,091     $80,081
  Sale of 18,663, 30,131 and 30,038 shares of common stock
     to the Employee Stock Purchase Plans in 1998, 1999 and
     2000, respectively.....................................        522         762         725
  Sale of 54,606 shares of common stock in 1998.............        488          --          --
  Stock issued pursuant to public offering..................         --      24,340          --
  Exercise of stock options and other.......................      1,323         325       4,091
  Stock-based compensation..................................        355         152         304
  Stock options issued to consultant........................         --          60          --
  Income tax benefit related to stock options...............      1,008         351       1,759
                                                               --------     -------     -------
  Balance at end of period..................................   $ 54,091     $80,081     $86,960
                                                               --------     -------     -------
Accumulated other comprehensive income (loss):
  Balance at beginning of period............................   $   (835)    $(1,011)    $    (5)
  Foreign currency translation adjustment...................        128         834      (3,107)
  Unrealized holding gain (loss) on marketable securities...       (304)        172           4
                                                               --------     -------     -------
  Balance at end of period..................................   $ (1,011)    $    (5)    $(3,108)
                                                               --------     -------     -------
Deferred compensation:
  Balance at beginning of period............................   $     --     $  (322)    $  (426)
  Deferred compensation.....................................       (355)       (152)         --
  Stock options issued to consultant........................         --         (60)         --
  Amortization of deferred compensation.....................         33         108          88
                                                               --------     -------     -------
  Balance at end of period..................................   $   (322)    $  (426)    $  (338)
                                                               --------     -------     -------
Retained earnings (accumulated deficit):
  Balance at beginning of period............................   $(13,451)    $(4,811)    $ 8,426
  Net income................................................      8,640      13,237       5,915
  Adjustment to conform fiscal years of pooled business.....         --          --       1,209
                                                               --------     -------     -------
  Balance at end of period..................................   $ (4,811)    $ 8,426     $15,550
                                                               --------     -------     -------
Total stockholders' equity..................................   $ 48,067     $88,208     $99,200
                                                               ========     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998       1999        2000
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  8,640   $  13,237   $   5,915
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     7,732       9,660      11,957
    Provision for returns and doubtful accounts, net of
     returns and write-offs.................................       305         (90)         --
    Compensation expense related to options.................        33         108         392
    Deferred income taxes...................................    (2,234)        431      (7,122)
    Gain on sale of product line............................        --          --      (1,397)
    Income tax benefit from stock options exercised.........     1,008         351       1,759
    Write-off of acquired in-process technology.............     3,552         128          --
    Changes in assets and liabilities, net of effects of
     acquisitions:
      Accounts receivable...................................    (6,985)     (9,774)    (20,862)
      Inventories...........................................      (164)        (24)     (1,541)
      Prepaid expenses and other current assets.............       224        (672)     (1,638)
      Accounts payable......................................       960        (642)      2,907
      Income taxes payable..................................       295        (295)        293
      Accrued royalties.....................................        89         (83)         44
      Accrued expenses......................................      (258)     (1,996)     (1,160)
      Accrued income taxes..................................     4,423      (2,213)        419
      Deferred revenue......................................     3,896        (628)     18,307
      Other.................................................     1,462      (1,445)     (1,299)
                                                              --------   ---------   ---------
Net cash provided by operating activities...................    22,978       6,053       6,974
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures, net.................................   (11,056)     (5,162)    (12,684)
  Purchase of marketable securities.........................        --    (133,496)   (152,138)
  Proceeds from maturities and sale of marketable
    securities..............................................        32     115,571     159,680
  Divesture of product line/affiliate, net..................       218          --       1,700
  Purchase of cost-basis investment.........................        --          --      (1,450)
  Purchase of software license..............................        --          --      (1,000)
  Capitalized software development costs....................    (4,070)     (5,597)     (7,602)
  Acquisition earn-out payments.............................        --          --      (3,882)
  Net payments related to acquisitions......................    (8,404)        (83)         --
                                                              --------   ---------   ---------
Net cash used in investing activities.......................   (23,280)    (28,767)    (17,376)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Net (repayments) borrowings under line-of-credit
    agreements..............................................     7,638         (48)      7,000
  Proceeds from issuance of common stock....................     2,337       1,089       4,820
  Proceeds from initial public offering, net of expenses....        --      24,350          --
  Payments under capital lease obligations..................      (136)       (134)        (80)
                                                              --------   ---------   ---------
Net cash provided by financing activities...................     9,839      25,257      11,740
                                                              --------   ---------   ---------
Effect of exchange rate on cash.............................       189         707      (3,107)
Adjustment to conform fiscal years of pooled businesses.....        --          --       1,209
                                                              --------   ---------   ---------
Net change in cash and cash equivalents.....................     9,726       3,250        (560)
Cash and cash equivalents at beginning of period............    15,471      25,197      28,447
                                                              --------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 25,197   $  28,447   $  27,887
                                                              ========   =========   =========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $    363   $     959   $   1,063
  Income taxes paid.........................................     6,464      12,093       9,363
  Cash received for income tax refunds......................       395          26         234
                                                              ========   =========   =========

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

     In connection with the merger with ShowCase Corporation ("ShowCase") in 2001, the Company introduced a Windows-based query tool for the IBM AS/400, ShowCase Vista. ShowCase has subsequently introduced additional products and services to support an end-to-end business intelligence solution for IBM AS/400 customers. ShowCase's product suite is sold under the name ShowCase Strategy.

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

  (b) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of SPSS Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (c) USE OF ESTIMATES

     Management of SPSS has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  (d) SOFTWARE REVENUE RECOGNITION

     The Company applies AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition and related interpretations, which specifies the criteria that must be met prior to SPSS recognizing revenues from software sales.

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

     Revenues from fixed-price contracts are recognized using the percentage-of-completion method of contract accounting as services are performed to develop, customize and install the Company's software products. The percentage completed is measured by the percentage of labor hours incurred to date in relation

                           SPSS INC. AND SUBSIDIARIES
to estimated total labor hours for each contract. Management considers labor hours to be the best available measure of progress on these contracts.

     During 2000, the AICPA staff released several Technical Practice Aids ("TPA") for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, Software Revenue Recognition. As a result of the issuance of these TPA's, SPSS performed a comprehensive review of their revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis beginning in the fourth quarter of 2000, SPSS applied the standards set forth in TPA 5100.53 -- Fair value of PCS in a short-term time-based license and software revenue recognition and TPA 5100.68 -- Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPA's, SPSS recognized the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratable over the term of the contract. The Company recorded a one-time adjustment of approximately $16,975,000 to defer revenue for contracts entered into during the fourth quarter of 2000.

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

  (f) EARNINGS PER SHARE

     Basic earnings per share ("EPS") is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted EPS is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents.

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1998          1999          2000
                                                -----------   -----------   -----------
BASIC EPS
Net income....................................  $ 8,640,000   $13,237,000   $ 5,915,000
Weighted-average number of common shares
  outstanding.................................   10,976,524    12,562,316    13,372,917
Basic EPS.....................................  $      0.79   $      1.05   $      0.44
                                                ===========   ===========   ===========
DILUTED EPS
Net income....................................  $ 8,640,000   $13,237,000   $ 5,915,000
Weighted-average number of common shares
  outstanding.................................   10,976,524    12,562,316    13,372,917
Effect of dilutive securities-stock options...      820,159       941,532       953,635
                                                -----------   -----------   -----------
Weighted-average number of common shares and
  common share equivalents that would be
  issued upon exercise........................   11,796,683    13,503,848    14,326,552
                                                -----------   -----------   -----------
Diluted EPS...................................  $      0.73   $      0.98   $      0.41
                                                ===========   ===========   ===========
Anti-dilutive shares not included in diluted
  EPS calculation.............................      208,694       157,753        85,357
                                                ===========   ===========   ===========

                           SPSS INC. AND SUBSIDIARIES

  (g) DEPRECIATION AND AMORTIZATION

     Depreciation of buildings is provided over thirty years on a straight-line method. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized on the straight-line method over the remaining terms of the respective leases. Capitalized software costs are amortized on a straight-line method over three to five years based upon the expected life of each product. This method results in greater amortization than the method based upon the ratio of current year gross product revenue to current and anticipated future gross product revenue.

     As of January 1, 1998, SPSS adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During 1998, 1999 and 2000 SPSS capitalized $873,000, $739,000 and $1,229,000 and amortized $6,000, $23,000 and $40,000 of internal-use computer software.

  (h) INCOME TAXES

     SPSS applies the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (i) STOCK OPTION PLANS

     The Company accounts for its stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. Under APB No. 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosures required by SFAS No. 123.

  (j) INVENTORIES

     Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  (k) GOODWILL

     The excess of the cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 5 to 15 years. Accumulated amortization was $1,575,000 and $2,718,000 as of December 31, 1999 and 2000, respectively. When goodwill exceeds associated expected operating cash flows, it is considered to be impaired and is written down to fair value, which is determined based on discounted cash flows.

                           SPSS INC. AND SUBSIDIARIES

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

  (n) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of three months or less.

  (o) MARKETABLE SECURITIES

     All marketable securities are classified as available-for-sale and available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair values based upon market quotes with unrealized holding gains or losses reported as a separate component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion is included in net interest and investment income (expense).

  (p) LONG-LIVED ASSETS

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated. Factors leading to impairment include a combination of historical losses, anticipated future losses and inadequate cash flow. The assessment of recoverability is based on management's estimate. Impairment is assessed by comparing the carrying value to the estimated and undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. Impairment is measured based on discounted cash flows. SPSS has determined that as of December 31, 2000, there has been no impairment in the carrying values of long-lived assets.

  (q) ADVERTISING EXPENSES

     Advertising expenses are charged to operations during the year in which they are incurred. The total amount of advertising expenses charged to operations was $4,291,000, $3,557,000 and $2,852,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

  (r) RECLASSIFICATIONS

     Where appropriate, some items relating to the prior years have been reclassified to conform to the presentation in the current year.

                           SPSS INC. AND SUBSIDIARIES

(2)  DOMESTIC AND FOREIGN OPERATIONS

     The net assets, net revenues and net income of international subsidiaries as of and for the years ended December 31, 1998, 1999 and 2000 included in the consolidated financial statements are summarized as follows:

                                                             DECEMBER 31,
                                                ---------------------------------------
                                                   1998          1999          2000
                                                -----------   -----------   -----------
Working capital...............................  $ 8,431,000   $18,703,000   $26,616,000
                                                ===========   ===========   ===========
Excess of noncurrent assets over noncurrent
  liabilities.................................  $ 3,522,000   $ 4,391,000   $ 5,939,000
                                                ===========   ===========   ===========
Net revenues..................................  $69,227,000   $83,382,000   $80,143,000
                                                ===========   ===========   ===========
Net income....................................  $ 7,082,000   $ 4,639,000   $ 6,874,000
                                                ===========   ===========   ===========

     Net revenues(1) per geographic region are summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1998           1999           2000
                                             ------------   ------------   ------------
United States..............................  $ 89,764,000   $ 98,071,000   $105,971,000
United Kingdom.............................    26,194,000     27,096,000     25,113,000
The Netherlands............................    11,978,000     13,505,000      9,989,000
Japan......................................     9,750,000     11,900,000     13,346,000
Germany....................................     9,428,000     11,573,000      9,727,000
France.....................................     3,166,000      3,528,000      3,927,000
Other......................................     8,711,000     15,780,000     18,041,000
                                             ------------   ------------   ------------
                                             $158,991,000   $181,453,000   $186,114,000
                                             ============   ============   ============

---------------

(1) Revenues are attributed to countries based on point-of-sale.

     Long-lived assets per geographic region are summarized as follows:

                                                             DECEMBER 31,
                                                ---------------------------------------
                                                   1998          1999          2000
                                                -----------   -----------   -----------
United States.................................  $33,191,000   $35,661,000   $50,696,000
United Kingdom................................    2,122,000     1,968,000     2,782,000
The Netherlands...............................      318,000       224,000       240,000
Japan.........................................    1,049,000     1,066,000       936,000
Germany.......................................      269,000       211,000       319,000
Other.........................................      912,000     1,288,000     1,573,000
                                                -----------   -----------   -----------
                                                $37,861,000   $40,418,000   $56,546,000
                                                ===========   ===========   ===========

                           SPSS INC. AND SUBSIDIARIES

(3)  SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

     Activity in capitalized software is summarized as follows:

                                                             DECEMBER 31,
                                                ---------------------------------------
                                                   1998          1999          2000
                                                -----------   -----------   -----------
Balance, net -- beginning of year.............  $ 6,703,000   $10,658,000   $13,078,000
Additions.....................................    5,500,000     3,961,000     7,018,000
Product translations..........................      792,000     1,641,000       501,000
Write-down to net realizable value............     (445,000)           --            --
Sale of assets................................           --            --      (294,000)
Amortization expense charged to cost of
  revenues....................................   (1,892,000)   (3,182,000)   (4,161,000)
                                                -----------   -----------   -----------
Balance, net -- end of year...................  $10,658,000   $13,078,000   $16,142,000
                                                ===========   ===========   ===========

     The components of net capitalized software are summarized as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          2000
                                                             -----------   -----------
Product translations.......................................  $ 2,798,000   $ 2,489,000
Acquired software technology...............................    4,720,000     5,477,000
Capitalized software development costs.....................    5,560,000     8,176,000
                                                             -----------   -----------
Balance, net -- end of year................................  $13,078,000   $16,142,000
                                                             ===========   ===========

     Total software development costs, including amounts expensed as incurred, amounted to approximately $29,303,000, $36,062,000 and $40,498,000, for the
years ended December 31, 1998, 1999 and 2000, respectively.

     Included in acquired software technology at December 31, 1999 and 2000 is $1,782,000 and $1,337,000 of technology resulting from the purchase of Surveycraft Party Ltd., Integral Solutions Ltd. and the VerbaStat product. (See
Note 4)

(4)  ACQUISITIONS AND DIVESTITURES

  ACQUISITIONS

     In November 1998, SPSS acquired all of the outstanding shares of capital stock of Surveycraft Pty. Ltd. ("Surveycraft") for an aggregate purchase price of approximately $1,700,000. The Surveycraft acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. In the fourth quarter of 1998, SPSS recorded charges of approximately $863,000 representing a one-time write-off of acquired in-process technology and other merger-related costs. Surveycraft is a computer software company specializing in market research software. In 1999, SPSS consolidated the Surveycraft business into its Australia and Cincinnati offices. Also in 1999, some assumed liabilities were revalued, and goodwill was decreased by $371,000.

     On December 31, 1998, SPSS acquired all of the outstanding shares of capital stock of Integral Solutions Limited ("Integral Solutions"), a corporation incorporated under the laws of England, from the shareholders of Integral Solutions (the "Shareholders"). The stock purchase occurred pursuant to the Stock Purchase Agreement between SPSS and the Shareholders in the United Kingdom (the "Agreement") dated as of December 31, 1998. SPSS acquired Integral Solutions from the Shareholders for approximately $7,000,000 plus contingent payments (as defined in the Agreement) of up to approximately $7,000,000 based on future results of the acquired business (the "Purchase Price"). Additional payments of approximately $3,900,000

                           SPSS INC. AND SUBSIDIARIES
and $2,900,000 were made in January 2000 and February 2001, respectively. Additional payments were recorded as an adjustment to purchase price in the periods in which such payments were determinable. The Integral Solutions acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. In the fourth quarter of 1998, SPSS recorded charges of approximately $5,082,000 representing a one-time write-off of acquired in-process technology and other merger-related costs. Integral Solutions is a leading full-service data mining company, supplying consultancy and training. In 1999, Integral Solution's office lease expired and personnel were moved to the existing SPSS UK Ltd. Offices in Woking, England. Also in 1999, some assumed liabilities were revalued, and goodwill was increased by $227,000.

     The following summary presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the year ended December 31, 1998.

                                                  ACQUIRED
                                    PURCHASED    IN-PROCESS                              PURCHASE
COMPANY NAME                         SOFTWARE    TECHNOLOGY    GOODWILL      OTHER       PRICE(1)
------------                        ----------   ----------   ----------   ----------   -----------
Surveycraft.......................  $  202,000   $  312,000   $1,974,000   $  533,000   $ 3,021,000
Integral Solutions................   2,020,000    3,240,000    2,239,000    1,741,000     9,240,000
                                    ----------   ----------   ----------   ----------   -----------
                                    $2,222,000   $3,552,000   $4,213,000   $2,274,000   $12,261,000
                                    ==========   ==========   ==========   ==========   ===========

---------------

(1) Purchase price includes costs associated with the acquisition and acquired deferred tax liabilities.

     SPSS incurred significant costs and expenses in connection with these acquisitions, including professional fees, employees' severance and various other expenses. Such expenses were recorded as part of the purchase price in connection with the Surveycraft and Integral Solutions acquisitions accounted for as purchases.

     On November 29, 1999, SPSS acquired all of the outstanding shares of capital stock of Vento Software, Inc. ("Vento"), a corporation incorporated under the laws of Florida, from the shareholders of Vento in exchange for 546,060 shares of common stock in a stock acquisition accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if SPSS and Vento had been combined for all periods presented. In the fourth quarter of 1999, SPSS recorded charges of approximately $1,611,000 representing merger-related costs for expenses relating to management and sales force restructuring, employee sign-on bonuses, professional fees and various other expenses. Vento is an analytical solutions company whose assets include the VentoMap product line, a series of industry-specific software products for business performance measurement, and a proprietary methodology for the delivery of related professional services.

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

                                              ACQUIRED
                                 PURCHASED   IN-PROCESS                          PURCHASE
COMPANY NAME                     SOFTWARE    TECHNOLOGY   GOODWILL    OTHER       PRICE
------------                     ---------   ----------   --------   --------   ----------
VerbaStat......................   $5,000      $128,000    $883,000   $138,000   $1,154,000

On February 26, 2001, the Company acquired all of the outstanding capital stock of ShowCase Corporation (ShowCase), in exchange for approximately 3,725,000 shares of common stock, which had a market value of approximately $63,958,000 at the time of the acquisition. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated as if the combining

                           SPSS INC. AND SUBSIDIARIES
companies had been combined for all periods presented. Merger costs relating to the acquisition amounted to approximately $10.5 million. These costs included investment banking fees, legal and other professional fees, employee severance payments and various other expenses.

     The following information reconciles total revenues and net income of SPSS as previously reported in the Company's Annual Report on Form 10-K for the years ended December 31, 1998, 1999 and 2000 to those included in the accompanying consolidated financial statements.

                                                 1998           1999           2000
                                             ------------   ------------   ------------
Net revenues:
  SPSS(1)..................................  $123,472,000   $141,930,000   $139,780,000
  ShowCase(2)..............................    35,519,000     39,523,000     46,334,000
                                             ------------   ------------   ------------
       Total...............................  $158,991,000   $181,453,000   $186,114,000
                                             ============   ============   ============
Net income (loss):
  SPSS(1)..................................  $  8,578,000   $ 15,502,000   $  7,536,000
  ShowCase(2)..............................        62,000     (2,265,000)    (1,621,000)
                                             ------------   ------------   ------------
       Total...............................  $  8,640,000   $ 13,237,000   $  5,915,000
                                             ============   ============   ============
Diluted net income per share...............  $       0.73   $       0.98   $       0.41
                                             ============   ============   ============

---------------

(1) Represents the historical results of SPSS without considering the effect of the pooling of interests consummated with ShowCase during 2001.

(2) Represents the historical results of ShowCase for the twelve months ended March 31, 1999, March 31, 2000 and December 31, 2000.

     The consolidated statement of income for the year ended December 31, 2000, reflects the impact of ShowCase operating results for the three months ended March 31, 2000, which are also included in the year ended December 31, 1999 consolidated statement of income due to differences in reporting periods reflective to SPSS. The revenues and net loss of ShowCase included more than once were $10,865,000 and ($1,209,000), respectively.

  DIVESTITURES

     On May 11, 2000, SPSS sold substantially all of the assets of its QI Analyst business to Wonderware Corporation for approximately $2,000,000, recording a gain in other income of $1,397,000.

(5)  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

                           SPSS INC. AND SUBSIDIARIES

     The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 2000:

YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                       -----------
2001........................................................   $ 6,128,000
2002........................................................     5,037,000
2003........................................................     4,590,000
2004........................................................     3,992,000
2005........................................................     3,271,000
Thereafter..................................................    15,262,000
                                                               -----------
                                                               $38,280,000
                                                               ===========

     Rent expense related to operating leases was approximately $7,068,000, $7,422,000 and $8,500,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

  LITIGATION

     SPSS is subject to certain legal proceedings and claims that have arisen in the ordinary course of business and have not been adjudicated. Marija J. Norusis ("Plaintiff") and SPSS entered into a series of publishing agreements pursuant to which Plaintiff agreed to author portions of certain software manuals and statistical guides. Plaintiff alleges that SPSS has published and sold certain manuals which contain Plaintiff's work and/or which Plaintiff had the right to prepare under the terms of the parties' agreements, without paying the Plaintiff royalties on such sales. Plaintiff filed a complaint, as amended, in which Plaintiff asserts claims for a declaratory judgment, an accounting, breach of contract, quantum meruit, and violation of the Illinois Deceptive Trade Practices Act. Plaintiff currently seeks unspecified damages in an amount in excess of $100,000 together with prejudgment interest and attorney's fees. On motion by SPSS, the court dismissed Plaintiff's declaratory claim, but all of the other claims are pending. In July 2000, the Court ordered the parties to retain an independent third party to analyze SPSS' records and to prepare a report of SPSS' sales of the software manuals and statistical guides for which Plaintiff claims a right to royalties. That report was completed in December 2000, and the parties are currently engaged in settlement discussions based on the report. SPSS intends to pursue settlement negotiations with Plaintiff, and, if those negotiations are unsuccessful, to vigorously contest Plaintiff's claims. See Note 13.

(6)  OTHER NON-CURRENT LIABILITIES

     SPSS has a mortgage on its freehold property, which houses the SPSS Limited Quantime offices in London, England. The mortgage is held by Norwich Union Investment Management of Norwich, England and is a fixed 12.04%, 30-year mortgage expiring in January 2010. The annual principal and interest payments total British Pounds Sterling (GBP) of 109,692 (approximately $166,000). The current portion of this debt is GBP 33,106 (approximately $50,000) and is included in "Other Accrued Liabilities" as of December 31, 2000. The non-current balance as of December 31, 2000 is GBP 553,510 (approximately $828,000).

     In December 1999, SPSS entered into an asset purchase agreement with DataStat, S.A. for the purchase of the VerbaStat product. Under the terms of the agreement, SPSS will pay DataStat twelve quarterly installment payments of $83,333. The current portion of this debt is approximately $250,000, and is included in "Other accrued liabilities" as of December 31, 2000. The non-current balance as of December 31, 2000 is $417,000.

                           SPSS INC. AND SUBSIDIARIES

(7)  FINANCING ARRANGEMENTS

     The Company has a loan agreement with American National Bank and Trust Company of Chicago. Under the agreement, SPSS has an available $20,000,000 unsecured line of credit. At December 31, 2000, SPSS had $16,000,000 in borrowings under this credit agreement. Borrowings against the line of credit bear interest at either the prime interest rate or the Eurodollar Rate (varying between 8.21% and 8.37% at December 31, 2000), depending on the circumstances. As of January 26, 2001, the Company amended its June 1, 2000 line of credit to make an additional $5,000,000 available until April 30, 2001.

     The Company has a $3,000,000 revolving line of credit agreement with a bank through August 30, 2001, bearing interest at the bank's base rate plus .25%. Borrowings are limited to 75% of eligible accounts receivable and are payable on demand. The revolving line of credit note is secured by substantially all of the Company's assets and contains certain restrictive financial covenants, including liquidity, profitability and the maintenance of prescribed tangible net worth and debt to tangible net worth ratios. No borrowings were outstanding under the line of credit at December 31, 2000.

(8)  OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     1998         1999         2000
                                                  ----------   ----------   -----------
Interest and investment income..................  $1,364,000   $1,482,000   $ 2,196,000
Interest expense................................    (918,000)    (743,000)   (1,100,000)
Exchange gain (loss) on foreign currency
  transactions..................................    (238,000)     119,000      (224,000)
Gain on sale of product line....................          --           --     1,397,000
Other...........................................     140,000      185,000        49,000
                                                  ----------   ----------   -----------
Total other income (expense)....................  $  348,000   $1,043,000   $ 2,318,000
                                                  ==========   ==========   ===========

(9)  INCOME TAXES

     Income (loss) before income tax consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1998          1999          2000
                                                -----------   -----------   -----------
Domestic......................................  $ 4,970,000   $ 4,029,000   $(6,974,000)
Foreign.......................................   11,596,000    16,700,000    17,093,000
                                                -----------   -----------   -----------
                                                $16,566,000   $20,729,000   $10,149,000
                                                ===========   ===========   ===========

                           SPSS INC. AND SUBSIDIARIES

     Income tax expense (benefit) consists of the following:

                                                  CURRENT      DEFERRED        TOTAL
                                                -----------   -----------   -----------
Year ended December 31, 1998
  U.S. Federal................................  $ 4,249,000   $(2,029,000)  $ 2,220,000
  State.......................................      919,000      (161,000)      758,000
  Foreign.....................................    4,192,000       756,000     4,948,000
                                                -----------   -----------   -----------
                                                $ 9,360,000   $(1,434,000)  $ 7,926,000
                                                ===========   ===========   ===========
Year ended December 31, 1999
  U.S. Federal................................  $ 2,479,000   $(1,101,000)  $ 1,378,000
  State.......................................      495,000        19,000       514,000
  Foreign.....................................    5,423,000       177,000     5,600,000
                                                -----------   -----------   -----------
                                                $ 8,397,000   $  (905,000)  $ 7,492,000
                                                ===========   ===========   ===========
Year ended December 31, 2000
  U.S. Federal................................  $ 2,856,000   $(7,142,000)  $(4,286,000)
  State.......................................      926,000      (845,000)       81,000
  Foreign.....................................    8,274,000       165,000     8,439,000
                                                -----------   -----------   -----------
                                                $12,056,000   $(7,822,000)  $ 4,234,000
                                                ===========   ===========   ===========

     For the years ended December 31, 1998, 1999 and 2000, the reconciliation of statutory to effective income taxes is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1998         1999         2000
                                                   ----------   ----------   ----------
Income taxes using the Federal statutory rate of
  34%............................................  $5,632,000   $7,048,000   $3,791,000
State income taxes, net of Federal tax benefit...     500,000      299,000     (226,000)
Foreign taxes at net rates different from U.S.
  Federal rates..................................     389,000      (78,000)   2,463,000
Foreign tax credit...............................    (642,000)          --     (703,000)
Nondeductible write-off of in-process research
  and development................................   1,208,000      128,000           --
Acquisition costs................................     785,000      404,000           --
Change in valuation allowance....................          --     (867,000)    (855,000)
Other, net.......................................      54,000      558,000     (236,000)
                                                   ----------   ----------   ----------
                                                   $7,926,000   $7,492,000   $4,234,000
                                                   ==========   ==========   ==========

                           SPSS INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 2000, are presented below:

                                                                1999          2000
                                                             -----------   -----------
Deferred tax assets:
  Accounts receivable principally due to allowance for
     doubtful accounts.....................................  $   639,000   $   559,000
  Inventories, principally due to additional costs
     inventoried for tax purposes pursuant to the Tax
     Reform Act of 1986....................................       51,000        55,000
  Compensated absences, principally due to accrual for
     financial reporting purposes..........................      365,000       506,000
  Foreign tax credit carryforwards.........................      220,000       356,000
  Research and experimentation credit carryforwards........      901,000     1,333,000
  Deferred rent............................................      550,000       626,000
  Plant and equipment, principally due to differences in
     depreciation and capitalized interest.................           --       850,000
  Deferred revenues........................................    5,100,000    11,831,000
  Foreign currency loss....................................       66,000       375,000
  Acquisition-related items................................    2,345,000     1,994,000
  U.S. net operating loss carryforwards....................      110,000       425,000
  Non-U.S. net operating loss carryforwards................    1,119,000       954,000
  Other....................................................      285,000     1,586,000
                                                             -----------   -----------
Total gross deferred tax assets............................   11,751,000    21,450,000
Less valuation allowance...................................   (3,470,000)   (2,615,000)
                                                             -----------   -----------
Net deferred tax assets....................................    8,281,000    18,835,000
                                                             -----------   -----------
Deferred tax liabilities:
  Capitalized software costs...............................    3,413,000     5,439,000
  Acquisition-related items................................    1,389,000     1,053,000
  Post-retirement benefits.................................      544,000     1,320,000
  Plant and equipment......................................      281,000        64,000
  Other....................................................      114,000       114,000
                                                             -----------   -----------
Net deferred tax asset.....................................  $ 2,540,000   $10,845,000
                                                             ===========   ===========

     The valuation allowance remained constant in 1998, decreased $867,000 in 1999, and decreased by $855,000 in 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     As of December 31, 2000, SPSS A/S, a Danish subsidiary, had a net operating loss carryforward of approximately $2,206,000, which begins to expire in 2001.

     As of December 31, 2000, SPSS had a Federal research and experimentation credit carryforward of approximately $1,330,000, which begins to expire in 2001.

                           SPSS INC. AND SUBSIDIARIES

(10)  EMPLOYEE BENEFIT PLANS

     Effective February 1, 1995, SPSS amended its 401(k) savings plan. Qualified employees may participate in the savings plan by contributing up to the lesser of 15% of eligible compensation or limits imposed by the U.S. Internal Revenue Code in a calendar year. Beginning in 1999, SPSS made a matching contribution of $500 for employees in the plan the entire year, which resulted in a $288,000 contribution by SPSS recorded as compensation expense. Also in 1999, the plan year was changed to begin on December 31 of each year and end on December 30.

     In 1993, SPSS implemented an employee stock purchase plan. The SPSS purchase plan provides that eligible employees may contribute up to 10% of their base salary per quarter towards the quarterly purchase of SPSS common stock. The employee's purchase price is 85% of the fair market value of the stock at the close of the first business day after the quarterly offering period. The total number of shares issuable under the purchase plan is 100,000. Effective October 2000, the plan was amended to calculate the share price as 85% of the lower of
i) the closing market price of the stock on the first trading day of the quarter, or ii) the closing market price for the stock on the last trading day after the end of the quarter. During 1998, 18,663 shares were issued under the purchase plan at market prices ranging from $19.25 to $23.75. During 1999, 18,249 shares were issued under the purchase plan at market prices ranging from $16.75 to $25.50. During 2000, 16,545 shares were issued under the purchase plan at market prices ranging from $22.06 to $31.00. SPSS recorded $54,000, $52,000 and $73,000 in compensation expense related to the purchase of these shares in 1998, 1999 and 2000, respectively.

     Under the ShowCase 1999 Employee Stock Purchase Plan, which became effective upon consummation of the ShowCase initial public offering, substantially all employees may purchase shares of common stock at the end of semiannual purchase periods at a price equal to the lower of 85% of the stock's fair market value on the first day or the last day of that period. Plan funding occurs throughout the purchase period by pre-elected payroll deductions of up to 15% of pay. No compensation expense results from the plan. During 1999, 11,882 shares were issued under the purchase plan at market prices averaging 4.91 per share. During 2000, 13,493 shares were issued under the purchase plan at market prices averaging 4.94 per share.

     During April 2001, the ShowCase profit sharing plan was merged into the SPSS 401(k) savings plan. This plan allowed ShowCase employees to defer a portion of their income through contributions to the plan. At the Company's board of director's discretion, the Company matched a percentage of employees' voluntary contributions, or made additional contributions. Employer contributions to the plan were $50,000, $193,000 and $216,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(11)  RESEARCH AND DEVELOPMENT LIMITED PARTNERSHIPS

     SPSS entered into agreements with limited partnerships in 1981, 1982 and 1985 for the partnerships to perform research and development for new and existing computer software. Certain of the general and limited partners of these partnerships are officers of SPSS and under these agreements, SPSS incurred royalty expense to the partnerships of $235,000, $237,000 and $252,000, for the years ended December 31, 1998, 1999 and 2000, respectively.

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

                           SPSS INC. AND SUBSIDIARIES

     At the 1996 meeting of SPSS shareholders, the shareholders ratified the Second Amended and Restated 1995 Equity Incentive Plan, which was amended, among other things, to increase the shares allowed to be granted under the Plan from 600,000 to 1,050,000. In May 1999, SPSS approved the Third Amended and Restated 1995 Equity Incentive Plan, which was amended to clarify the rules governing the treatment of attestation of shares given to SPSS for the exercise price of options.

     In May 1999, SPSS adopted the 1999 Employee Equity Incentive Plan, which authorizes the Board, under some conditions, to grant stock options and shares of restricted stock to non-executive officer employees and independent contractors of SPSS.

     In connection with the grant to employees of options to purchase 81,000 shares of common stock in 1999 and 527,900 shares of common stock in 1998, the Company recorded deferred compensation of $152,000 in 1999 and $355,000 in 1998. This represents the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options on the date of grant based upon the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Additionally the Company recorded approximately $60,000 of deferred compensation in 1999 related to stock options issued to a consultant. The Company recognized expense of approximately $116,000, $108,000 and $33,000 for the fiscal years ended December 31, 2000, 1999, and 1998, respectively, for these stock option grants and will recognize the remainder of the deferred compensation cost over the respective vesting periods (four to five years) of the options granted.

     The Company recognized general and administrative expense of $304,000 for compensation expense during 2000 related to accelerated vesting of options and change of employee status in accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25.

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

                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     1998         1999          2000
                                                  ----------   -----------   ----------
Net income:
  As reported...................................  $8,640,000   $13,237,000   $5,915,000
  Pro forma.....................................   5,598,000     9,735,000    3,262,000
Net earnings per share:
  Basic as reported.............................        0.79          1.05         0.44
  Basic pro forma...............................        0.51          0.78         0.24
  Diluted as reported...........................        0.73          0.98         0.41
  Diluted pro forma.............................        0.47          0.72         0.23

     Under the stock option plans, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1999 and 2000, respectively; no expected dividend yield; expected volatility of 25% in 1998, 39% in 1999 and 38% in 2000; risk free interest

                           SPSS INC. AND SUBSIDIARIES
rates of 5.30%-5.65%, 5.65%-6.43% and 4.90%-5.65%, respectively, and expected lives of 4-8 years. Additional information regarding options is as follows:

                                 1998                   1999                   2000
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
                          OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                         ---------   --------   ---------   --------   ---------   --------
Outstanding at
  beginning of year....  2,154,035    $11.45    2,376,362    $14.38    2,766,969    $15.72
     Granted...........    687,133     17.17      621,968     17.95      743,167     21.86
     Forfeited.........   (223,930)     6.65     (104,431)     9.72     (209,925)    13.09
     Exercised.........   (240,876)     6.08     (126,930)     5.81     (389,043)    11.05
                         ---------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year.................  2,376,362     14.38    2,766,969     15.72    2,911,168     17.93
Options exercisable at
  year end.............  1,282,430     13.35    1,550,741     15.97    1,530,329     16.65

     The weighted average fair value of options granted during 1998, 1999 and 2000 was $17.17, $17.95 and $21.86, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                  WEIGHTED
                                                   AVERAGE     WEIGHTED                 WEIGHTED
                                                  REMAINING    AVERAGE                  AVERAGE
                                     OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
    RANGE OF EXERCISE PRICES       OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
    ------------------------       -----------   -----------   --------   -----------   --------
$ 0.21 - 3.24....................     223,702       2.71        $ 1.57       196,256     $ 1.43
  4.26 - 4.50....................      87,272       7.14          4.42        28,813       4.41
  8.00 - 9.125...................     119,650       2.91          8.53       119,150       8.53
 11.625-15.375...................     493,044       5.64         13.65       403,227      14.00
 16.05 -17.0625..................      92,834       8.19         16.10        18,105      16.07
 17.5  -24.00....................   1,251,867       8.56         19.96       398,598      20.38
 25.125-29.00....................     642,799       7.60         26.73       366,180      27.29
                                    ---------       ----        ------     ---------     ------
                                    2,911,168       7.12        $17.93     1,530,329     $16.65

(13)  SUBSEQUENT EVENTS

     On October 23, 2001, the Company announced that it had entered into an agreement with America On-Line to purchase certain operating assets and maintain a strategic relationship for a four year period. Payments for assets and ongoing sample access fees will aggregate $42 million of cash and stock, and will be paid over the four year period. The acquired assets will be accounted for as a purchase by the Company.

     On October 29, 2001, the Company entered into an agreement and plan of merger to acquire all of the outstanding shares of NetGenesis Corporation, a leading provider of E-Metrics solutions for global 2000 companies. The Company plans to issue approximately 2.4 million shares of common stock to NetGenesis approximating $44 million and will treat the transaction as a purchase.

     The January 26, 2001 amendment to the line of credit with American National Bank and Trust Company discussed in Note 7 expired and was not renewed.

     SPSS settled its dispute with Ms. Norusis (as discussed in Note 5) without significant liability. Under the terms of settlement, SPSS received ownership rights to materials produced by Ms. Norusis prior to the settlement for approximately $1.7 million and Ms. Norusis received exclusive rights to draft three statistical manuals for SPSS software for a 10-year term, with a 10-year renewal right.

                           SPSS INC. AND SUBSIDIARIES

(14)  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of the unaudited interim results of operations for each of the quarters ended in 1999 and 2000.

                                                                            SPSS
                                   ---------------------------------------------------------------------------------------
                                   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                     1999       1999       1999        1999       2000       2000       2000        2000
                                   --------   --------   ---------   --------   --------   --------   ---------   --------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGE AND SHARE DATA)
Net revenues:
  Analytical solutions...........  $ 3,680    $ 3,597     $ 4,189    $ 6,074    $ 6,824      7,549     $ 7,664    $  8,209
  Market research................    7,030      7,199       7,667     10,778      7,435      8,429       9,927       3,897
  Statistics.....................   22,287     22,850      22,763     23,816     23,294     20,927      21,730      13,895
                                   -------    -------     -------    -------    -------    -------     -------    --------
    Net revenues.................   32,997     33,646      34,619     40,668     37,553     36,905      39,321      26,001
Operating expenses:
  Cost of revenues...............    2,683      3,126       3,253      3,601      3,174      2,804       2,960       3,296
  Sales and marketing............   16,904     16,357      16,109     18,907     19,341     18,994      20,335      22,511
  Product development............    5,709      6,215       6,581      6,478      6,162      6,692       6,609       7,150
  General and administrative.....    2,415      2,985       2,607      1,766      2,481      2,393       2,358       1,981
  Merger-related(a)..............       --         --          --      1,611         --         --          --          --
  Acquired in-process
    technology(b)................       --         --          --        128         --         --          --          --
                                   -------    -------     -------    -------    -------    -------     -------    --------
    Operating expenses...........   27,711     28,683      28,550     32,491     31,158     30,883      32,262      34,938
                                   -------    -------     -------    -------    -------    -------     -------    --------
Operating income.................    5,286      4,963       6,069      8,177      6,395      6,022       7,059      (8,937)
Net interest income (expense)....      (65)       (86)       (332)       (46)      (173)      (131)       (182)       (156)
Other income (expenses)..........     (115)      (204)        539        (63)      (377)       959          43         548
                                   -------    -------     -------    -------    -------    -------     -------    --------
Income before income taxes.......    5,106      4,673       6,276      8,068      5,845      6,850       6,920      (8,545)
Income tax expense (benefit).....    1,766      1,774       2,195      2,886      2,316      2,698       2,725      (4,205)
                                   -------    -------     -------    -------    -------    -------     -------    --------
Net income (loss)................  $ 3,340    $ 2,899     $ 4,081    $ 5,182    $ 3,529    $ 4,152     $ 4,195    $ (4,340)
                                   =======    =======     =======    =======    =======    =======     =======    ========
Basic net income (loss) per
  share..........................  $  0.35    $  0.30     $  0.42    $  0.54    $  0.37    $  0.43     $  0.43    $  (0.43)
                                   =======    =======     =======    =======    =======    =======     =======    ========
Shares used in basic per share...    9,581      9,656       9,606      9,621      9,679      9,740       9,863      10,012
                                   =======    =======     =======    =======    =======    =======     =======    ========
Diluted net income (loss) per
  share..........................  $  0.33    $  0.28     $  0.40    $  0.51    $  0.33    $  0.39     $  0.39    $  (0.43)
                                   =======    =======     =======    =======    =======    =======     =======    ========
Shares used in diluted per
  share..........................   10,091     10,145      10,283     10,227     10,582     10,548      10,638      10,012
                                   =======    =======     =======    =======    =======    =======     =======    ========

                                                                         SHOWCASE
                                  ---------------------------------------------------------------------------------------
                                  MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                    1999       1999       1999        1999       2000       2000       2000        2000
                                  --------   --------   ---------   --------   --------   --------   ---------   --------
Net revenues:
  ShowCase......................  $10,257    $10,505    $  8,506    $  9,647   $10,865    $ 10,665    $12,229    $12,573
                                  -------    -------    --------    --------   -------    --------    -------    -------
    Net revenues................   10,257     10,505       8,506       9,647    10,865      10,665     12,229     12,573
Operating expenses:
  Cost of revenues..............      915      1,068         766         985     1,017         830        988      1,200
  Sales and marketing...........    7,140      7,131       7,099       7,745     8,574       8,669      8,473      8,178
  Product development...........    1,135      1,163       1,247       1,457     1,616       1,584      1,565      1,517
  General and administrative....      873        941       1,136       1,160     1,228       1,249      1,217      1,139
                                  -------    -------    --------    --------   -------    --------    -------    -------
    Operating expenses..........   10,063     10,303      10,248      11,347    12,435      12,332     12,243     12,034
                                  -------    -------    --------    --------   -------    --------    -------    -------
Operating income................      194        202      (1,742)     (1,700)   (1,570)     (1,667)       (14)       539
Other income (expenses).........       89         98         362         395       560         429        424        376
                                  -------    -------    --------    --------   -------    --------    -------    -------
Income before income taxes......      283        300      (1,380)     (1,305)   (1,010)     (1,238)       410        915

                           SPSS INC. AND SUBSIDIARIES

                                                                         SHOWCASE
                                  ---------------------------------------------------------------------------------------
                                  MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                    1999       1999       1999        1999       2000       2000       2000        2000
                                  --------   --------   ---------   --------   --------   --------   ---------   --------
Income tax expense (benefit)....       65       (342)       (272)       (257)     (257)        252        352        352
                                  -------    -------    --------    --------   -------    --------    -------    -------
Net income (loss)...............  $   218    $   642    $ (1,108)   $ (1,048)  $  (753)   $ (1,490)   $    58    $   563
                                  =======    =======    ========    ========   =======    ========    =======    =======
Basic net income (loss) per
  share.........................  $  0.05    $  0.14    $  (0.11)   $  (0.10)  $ (0.07)   $  (0.14)   $  0.01    $  0.05
                                  =======    =======    ========    ========   =======    ========    =======    =======
Shares used in basic per
  share.........................    4,495      4,542      10,139      10,368    10,485      10,572     10,760     10,784
                                  =======    =======    ========    ========   =======    ========    =======    =======
Diluted net income (loss) per
  share.........................  $  0.03    $  0.08    $  (0.11)   $  (0.10)  $ (0.07)   $  (0.14)   $  0.01    $  0.05
                                  =======    =======    ========    ========   =======    ========    =======    =======
Shares used in diluted per
  share.........................    8,063      8,371      10,139      10,368    10,485      10,572     11,352     11,267
                                  =======    =======    ========    ========   =======    ========    =======    =======

                                   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                    1999*      1999*       1999*      1999*       2000       2000       2000        2000
                                   --------   --------   ---------   --------   --------   --------   ---------   --------
Net revenues:
  Analytical solutions...........  $ 3,680    $ 3,597     $ 4,189    $ 6,074    $ 6,824      7,549     $ 7,664    $ 8,209
  Market research................    7,030      7,199       7,667     10,778      7,435      8,429       9,927      3,897
  Statistics.....................   22,287     22,850      22,763     23,816     23,294     20,927      21,730     13,895
  ShowCase.......................   10,505      8,506       9,647     10,865     10,865     10,665      12,229     12,573
                                   -------    -------     -------    -------    -------    -------     -------    -------
    Net revenues.................   43,502     42,152      44,266     51,533     48,418     47,570      51,550     38,574
Operating expenses:
  Cost of revenues...............    3,751      3,892       4,238      4,618      4,191      3,634       3,948      4,496
  Sales and marketing............   24,035     23,456      23,854     27,481     27,915     27,663      28,807     30,688
  Product development............    6,872      7,462       8,038      8,094      7,778      8,276       8,174      8,667
  General and administrative.....    3,356      4,121       3,767      2,993      3,709      3,642       3,575      3,120
  Merger-related(a)..............       --         --          --      1,611         --         --          --         --
  Acquired in-process
    technology(b)................       --         --          --        128         --         --          --         --
                                   -------    -------     -------    -------    -------    -------     -------    -------
    Operating expenses...........   38,014     38,931      39,897     44,925     43,593     43,215      44,504     46,971
                                   -------    -------     -------    -------    -------    -------     -------    -------
Operating income.................    5,488      3,221       4,369      6,608      4,825      4,355       7,046     (8,397)
Other income (expenses)..........      (82)        72         602        451         10      1,257         285        768
                                   -------    -------     -------    -------    -------    -------     -------    -------
Income before income taxes.......    5,406      3,293       4,971      7,059      4,835      5,612       7,331     (7,629)
Income tax expense (benefit).....    1,424      1,502       1,938      2,628      2,059      2,950       3,077     (3,853)
                                   -------    -------     -------    -------    -------    -------     -------    -------
Net income (loss)................  $ 3,982    $ 1,791     $ 3,033    $ 4,431    $ 2,776    $ 2,662     $ 4,254    $(3,776)
                                   =======    =======     =======    =======    =======    =======     =======    =======
Basic net income (loss) per
  share..........................  $  0.36    $  0.14     $  0.23    $  0.34    $  0.21    $  0.20     $  0.32    $ (0.28)
                                   =======    =======     =======    =======    =======    =======     =======    =======
Shares used in basic per share...   11,095     13,036      13,062     13,116     13,174     13,264      13,450     13,607
                                   =======    =======     =======    =======    =======    =======     =======    =======
Diluted net income (loss) per
  share..........................  $  0.31    $  0.13     $  0.22    $  0.32    $  0.20    $  0.19     $  0.30    $ (0.27)
                                   =======    =======     =======    =======    =======    =======     =======    =======
Shares used in diluted per
  share..........................   12,881     13,525      13,739     13,722     14,077     14,072      14,422     13,768
                                   =======    =======     =======    =======    =======    =======     =======    =======

---------------

* Includes ShowCase quarterly financial information for three month period following reporting date due to varying year ends. As a result, information from the quarter ended March 31, 2000 is included in the December 31, 1999 and March 31, 2000 figures.

                           SPSS INC. AND SUBSIDIARIES

                                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1999       1999       1999        1999       2000       2000       2000        2000
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
Net revenues:
  Analytical solutions..................      9%         9%         10%        12%        14%        16%         15%        21%
  Market research.......................     16%        17%         17%        21%        15%        18%         19%        10%
  Statistics............................     51%        54%         51%        46%        48%        44%         42%        36%
  ShowCase..............................     24%        20%         22%        21%        23%        22%         24%        33%
                                            ---        ---         ---        ---        ---        ---         ---        ---
    Net revenues........................    100%       100%        100%       100%       100%       100%        100%       100%
Operating expenses:
  Cost of revenues......................      9%         9%         10%         9%         9%         8%          8%        12%
  Sales and marketing...................     55%        56%         54%        53%        58%        58%         56%        80%
  Product development...................     16%        18%         18%        16%        16%        17%         16%        22%
  General and administrative............      8%        10%          9%         6%         8%         8%          7%         8%
  Merger-related(a).....................     --         --          --          3%        --         --          --         --
  Acquired in-process technology(b).....     --         --          --         --         --         --          --         --
                                            ---        ---         ---        ---        ---        ---         ---        ---
    Operating expenses..................     88%        93%         91%        87%        91%        91%         87%       122%
                                            ---        ---         ---        ---        ---        ---         ---        ---
Operating income........................     12%         7%          9%        13%         9%         9%         13%       (22)%
Other income (expense)..................     --         --           1%         1%        --          3%          1%         2%
                                            ---        ---         ---        ---        ---        ---         ---        ---
Income before income taxes..............     12%         7%         10%        14%         9%        12%         14%       (20)%
Income tax expense (benefit)............      3%         4%          4%         5%         4%         6%          6%       (10)%
                                            ---        ---         ---        ---        ---        ---         ---        ---
Net income (loss).......................      9%         3%          6%         9%         5%         6%          8%       (10)%
                                            ===        ===         ===        ===        ===        ===         ===        ===

---------------

(a) Includes costs related to acquisitions accounted for as poolings-of-interests, such as investment banking and other professional fees, employee severance and costs of closing excess office facilities and certain expenses associated with the closing of other acquisitions.

(b) Includes costs related to acquired in-process technology in conjunction with business combinations accounted for as purchases.

                                                                     SCHEDULE II

                                   SPSS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                          ADDITIONS
                                                   -----------------------
                                     BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                    BEGINNING OF   COSTS AND      OTHER                     END OF
DESCRIPTION                            PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                         ------------   ----------   ----------   ----------   ----------
1998
Allowance for doubtful accounts,
  product returns, and
  cancellations...................   $2,214,000    $  887,000   $2,186,000   $2,376,000   $2,911,000
Inventory obsolescence reserve....       67,000        50,000           --      102,000       15,000
1999
Allowance for doubtful accounts,
  product returns, and
  cancellations...................   $2,911,000    $1,813,000   $1,596,000   $3,080,000   $3,240,000
Inventory obsolescence reserve....       15,000        25,000           --       23,000       17,000
2000
Allowance for doubtful accounts,
  product returns, and
  cancellations...................   $3,240,000    $  837,000   $3,067,000   $3,602,000   $3,542,000
Inventory obsolescence reserve....       17,000       108,000           --       99,000       26,000

See accompanying independent auditors' report.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      (1)      Financial statements commence on page 11:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1999 and 2000

                  Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1999 and 2000

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedule -- see page 34:

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


                                                                           Incorporation
Exhibit                                                                     by Reference
Number             Description of Document                                (if applicable)
------             -----------------------                                ---------------
  2.10    Stock Acquisition Agreement by and among SPSS Inc.              (21), Ex. 2.1
          Vento Software, Inc. and David Blyer, John Gomez and
          John Pappajohn, dated as of November 29, 1999.

  2.11    Asset Purchase Agreement by and between SPSS Inc.               (24), Ex. 2.11
          and DataStat, S.A., dated as of December 23, 1999.

  2.12    Agreement and Plan of Merger dated as of November 6,            (25), Ex. 2.1
  2.13    2000, among SPSS, SPSS Acquisition Sub Corp., and
  2.14    ShowCase.

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

 10.18    Lease for Chicago, Illinois in Sears Tower.                     (15), Ex. 10.20

 10.19    1997 Bonus Compensation.                                        (17), Ex. 10.21
          -----------------------

 10.20    Norman H. Nie Consulting L.L.C. Agreement with                  (17), Ex. 10.22
          SPSS.

 10.21    Second Amended and Restated 1995 Equity
          ---------------------------------------
          Incentive Plan.                                                 (19), Ex. A
          --------------

 10.22    1998 Bonus Compensation.                                        (27), Ex. 10.22
          -----------------------

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

 10.27    2000 Equity Incentive Plan.                                     (26), Ex. 10.45
          --------------------------

 10.28    SPSS Qualified Employee Stock Purchase Plan                     (26), Ex. 10.46
          -------------------------------------------

 10.29    SPSS Nonqualified Employee Stock Purchase Plan                  (26), Ex. 10.47
          ----------------------------------------------

 10.30    2000 Bonus Compensation                                         (27), Ex. 10.30
          -----------------------

 21.1     Subsidiaries of SPSS.                                           (27), Ex. 21.1

 23.1     Consent of Independent Certified Public Accountants.


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

(20) Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

(21) Previously filed with SPSS Inc. Report on Form 8-K, dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

(22) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

(23) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended September 30, 1999. (File No. 000-22194)

(24) Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 21, 1999. (File No. 000-22194).

(25) Previously filed with SPSS Inc.'s Form 8-K , filed November 15, 2000. (File No. 000-22194).

(26)     Previously filed with SPSS Inc.'s Form 5-4, filed December 19, 2000.

(27) Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 2000. (File No. 000-22194).

         (b) SPSS filed the following reports on Form 8-K during the fourth quarter of fiscal year 2000.

(i) Report on Form 8-K. Report on Form 8-K dated November 6, 2000, filed November 15, 2000. The Report on Form 8-K stated that on November 6, 2000, SPSS Inc., SPSS Acquisition Sub Corp., each a Delaware corporation, and ShowCase Corporation, a Minnesota corporation, entered in an Agreement and Plan of Merger pursuant to which ShowCase shareholders would receive .333 shares of SPSS common stock for each share of ShowCase common stock held by them. The closing of the merger occurred on February 26, 2001 with SPSS issuing approximately 3,725,000 Shares of Common Stock for substantially all the outstanding shares of ShowCase. The merger will be accounted for as a pooling of interests. ShowCase is a leading provider of enterprise intelligence services.

SIGNATURES


     Pursuant to requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2002.


                                    SPSS Inc.



                                    By:  /s/  Edward Hamburg
                                         -------------------------------
                                         Edward Hamburg
                                         Executive Vice President,
                                         Corporate Operations,
                                         Chief Financial Officer and
                                         Secretary

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DOCUMENT DESCRIPTION



23.1       Consent of Independent Public Accountants