Form 10-K
period 2001-12-31
SPSS INC
filed 2002-04-01
CIK 869570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER: 33-64732

                             ---------------------

                                   SPSS INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       36-2815480
       (State or other jurisdiction of                          (IRS Employer
       incorporation or organization)                        Identification No.)

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

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $16.85 on March 15, 2002, and for the purpose of this calculation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $157 million.

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of March 15, 2002, was 16,877,721.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SPSS INC.

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Consolidated Financial Data........................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   29
Item 8.   Financial Statements and Supplementary Data.................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   62

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   62
Item 11.  Executive Compensation......................................   65
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   74
Item 13.  Certain Relationships and Related Transactions..............   76

                                  PART IV
Item 14.  Exhibits, Consolidated Financial Statement Schedule, and
          Reports on Form 8-K.........................................   77

                                   SPSS INC.

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                     PART 1

ITEM 1.  BUSINESS

     SPSS Inc. was incorporated in Illinois in 1975 under the name SPSS, Inc. and was reincorporated in Delaware in May 1993 under the name "SPSS Inc." SPSS is a multinational computer software company providing technology that transforms data into insight through the use of predictive analytics and other data mining techniques. The company's solutions and products enable organizations to improve decision-making by learning from the past, understanding the present, as well as anticipating future problems and opportunities. Approximately two-thirds of the company's customers are commercial firms, many of which use SPSS technology to better target their marketing and sales programs, including:

     - Attracting new customers more efficiently;

     - Increasing sales to existing customers by improving cross-selling, up-selling, and retention;

     - Forecasting and monitoring results, like sales performance;

     - Facilitating more effective electronic commerce; and

     - Allocating scarce resources more efficiently across marketing programs.

     Among its customers in the public sector, SPSS's offerings are primarily used to improve interactions between government agencies and their constituents as well as detect fraud and other forms of non-compliance. SPSS products are often a standard at colleges and universities throughout the world as tools for academic research and the teaching of data analysis techniques.

     SPSS technology offers:

     - A wide array of data access and data management capabilities;

     - An extensive range of advanced data analytical techniques for use in what is known as "data mining" in many contemporary business settings; and

     - Various capabilities for the delivery of the results of analyses to executives and managers in organizations, the integration of these results into databases and operational systems like call-center software and sales force automation programs, as well as the use of these results by automated decision-making systems operating on the Web.

     SPSS's major offerings include:

     - CustomerCentric, the SPSS branded analytical solution specifically for customer relationship management (aCRM) applications, particularly in the retail, telecommunications and financial services industries. CustomerCentric now also includes NetGenesis, a suite of software applications that collects and stores web site and e-customer data, integrates offline customer information and enables businesses to analyze this information to improve their ability to market, sell support products, services and content online.

     - The SPSS and Clementine product lines for general data mining and data analysis across a range of industries;

     - The MR Dimensions solution and Quantime product line for use by professional market research firms;

     - The Strategy product line for a broad range of data analysis applications on IBM I-Series (AS/400) computing systems; and

     - SPSS MR Online, a unique one-stop shop where market researchers can get both the tools and the sample (online survey respondents) they need to conduct effective on-line customer market research.

     In its 27 years of operation, SPSS has become a widely recognized name in analytical technology. SPSS is continuing to leverage this leadership position to take advantage of the increased demand for software and services that enable organizations to systematically analyze and present data for use in decision-making. This increased demand is particularly apparent in decisions related to developing programs for attracting or retaining customers, as well as forecasting and monitoring the results of these programs. SPSS's management believes that growth in the availability of data about, and competition for, customers has substantially expanded the market for its analytical solutions and products. Further contributing to this increased market potential are new developments in SPSS technology that more effectively process large volumes of data as well as distribute analytical results in real-time to decision makers and web-based decision-making systems. SPSS also recently introduced offerings that enable its technology to be integrated into analytical applications developed and marketed by other independent software vendors, opening additional channels of distribution for SPSS.

     In August 1993, SPSS completed an initial public offering of common stock, $0.01 par value. The common stock is listed on the NASDAQ National Market under the symbol SPSS. In early 1995, SPSS and some stockholders sold 1,865,203 shares of common stock in a public offering.

FORWARD-LOOKING STATEMENTS

     THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING SPSS'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO SPSS ON THE DATE HEREOF, AND SPSS ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SPSS CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

RECENT DEVELOPMENTS AND BUSINESS COMBINATIONS

     In September 1997, SPSS acquired approximately 97% of the outstanding shares of capital stock of Quantime Limited, a corporation organized under the laws of England in exchange for 863,049 shares of common stock of SPSS. As a result of this transaction, Edward Sherman Ross, formerly a director of Quantime, beneficially acquired 441,635 shares of SPSS common stock. In November 1997, SPSS acquired the remaining shares of capital stock of Quantime in exchange for 28,175 shares of common stock of SPSS. Quantime was a developer of market research software products. Within SPSS, Quantime is a part of a business unit focused exclusively on market research companies worldwide.

     In November 1997, SPSS acquired all of the outstanding shares of capital stock of In2itive Technologies A/S, a corporation organized under the laws of Denmark, in exchange for 140,727 shares of common stock of SPSS. In2itive was a computer software company specializing in market research software. Within SPSS, In2itive joins Quantime as part of a business unit focused exclusively on market research companies worldwide.

     In November 1998, SPSS acquired all of the outstanding shares of capital stock of Surveycraft Pty Ltd., a corporation organized under the laws of Australia, for approximately $1,700,000. Surveycraft developed products for market research and was the first global research software to support Asian languages. Within

SPSS, Surveycraft joins In2itive and Quantime as part of a business unit focused exclusively on market research companies worldwide.

     On December 31, 1998, SPSS acquired all of the outstanding shares of capital stock of Integral Solutions Limited, a corporation organized under the laws of England, for an aggregate purchase price of approximately $7,000,000. SPSS was required to make additional payments up to approximately $7,000,000 in future years to the former owners of Integral Solutions based upon the attainment of specific operating results by Integral Solutions. Additional payments of approximately $3,900,000 and $2,900,000 were made in January 2000 and February 2001, respectively. The additional payments were recorded as adjustments to the purchase price paid by SPSS for the stock of Integral Solutions in the periods in which the payments were determinable. Integral Solutions was a developer of technology for data mining, including its flagship Clementine product. SPSS is further developing this Integral Solutions technology for continued distribution as analysis products as well as integrating it into more comprehensive analytical solutions.

     On November 29, 1999, SPSS acquired all of the outstanding shares of Vento Software, Inc. in exchange for 546,060 shares of common stock of SPSS. Vento's assets include the VentoMap product line, a series of industry-specific software products for business performance measurement, and a proprietary methodology for the delivery of related professional services. SPSS is further developing the Vento technology and using the Vento professional services methodology for supporting the implementation of its analytical solutions.

     On December 24, 1999, SPSS acquired the VerbaStat software program from DataStat, S.A., a corporation organized under the laws of Belgium, for approximately $1,000,000. VerbaStat is a software tool for computer aided coding of open-ended survey questions. SPSS is further developing this product and integrating its capabilities into its MR Dimensions solution for professional market research firms.

     On November 6, 2000, SPSS Inc. and SPSS Acquisition Sub Corp., each Delaware corporations, and ShowCase Corporation, a Minnesota corporation, entered into an Agreement and Plan of Merger under which ShowCase shareholders would receive 0.333 shares of SPSS common stock for each share of ShowCase common stock after the closing of the transaction. This share exchange ratio for the merger was established through negotiations between SPSS and ShowCase. The closing of the merger occurred on February 26, 2001 with SPSS issuing approximately 3,725,000 shares of common stock for substantially all the outstanding shares of ShowCase. The merger was accounted for as a pooling of interests. ShowCase was a leading provider of business intelligence software and services, and was the dominant supplier of these capabilities for IBM I-Series (AS/400) computing systems. SPSS is further developing the ShowCase technology and operating part of the ShowCase entity as a business unit focused exclusively on organizations with IBM I-series (AS/400) computing systems.

     On September 28, 2001, Siebel Systems, Inc. made a $5 million equity investment in SPSS under the terms of a Stock Purchase Agreement, dated as of September 28, 2001, by and between the parties. Before Siebel's investment in SPSS, SPSS joined the Siebel Alliance Program as a Strategic Software Partner in July 2001. As part of the alliance, SPSS is pursuing further integration and validation of its analytical solutions and products with Siebel eBusiness Applications to support enhanced customer segmentation and more effective targeting in marketing campaigns, either off-line or in real-time environments like call centers and web sites.

     On October 22, 2001, SPSS entered into a strategic alliance with America Online, Inc. (AOL) through its Digital Marketing Services (DMS) subsidiary, in which SPSS acquired certain operating assets and the exclusive rights to distribute survey sample data drawn from AOL members and users of AOL's other interactive properties. SPSS will pay AOL $42 million in consideration over four years and assume primary responsibility for servicing the current group of AOL market research partners. The consideration is comprised of cash of $30 million and common stock with a fair market value of $12 million. Through DMS, AOL will provide SPSS with online survey respondents who have been provided incentives to participate in online studies as well as transfer to SPSS the software and other assets essential to operating the business.

     On October 26, 2001, SPSS and Red Sox Acquisition Corp., each Delaware corporations, and NetGenesis Corp., a Delaware corporation, entered into an Agreement and Plan of Merger under which NetGenesis shareholders would receive
0.097 shares of SPSS common stock for each share of NetGenesis common stock upon the closing of the transaction. This share exchange ratio for the merger was established through negotiations between SPSS and NetGenesis. The closing of the merger occurred on December 21, 2001 with SPSS issuing approximately 2,294,065 shares of common stock for substantially all the outstanding shares of NetGenesis. The merger was accounted for as a purchase. Prior to the merger with SPSS, NetGenesis was the leading provider of E-Metrics solutions for Global 2000 companies. The combination of SPSS and NetGenesis technology and expertise expands SPSS's offerings to include a new, more powerful set of on-line analytical capabilities, combining on-line and off-line data analysis in one comprehensive offering, from one organization. SPSS plans to integrate NetGenesis into and operate it as part of its CustomerCentric Solutions organization.

INDUSTRY BACKGROUND

     The analysis of data using advanced analytical techniques, whether traditional statistical methods like factor analysis and regression, or other methods, like neural networks and decision trees, enables decision-makers to draw reliable conclusions from numerical information. The systematic analysis of numbers goes back to the seventeenth century, when political leaders used statistics to develop and implement more effective public policy. The fundamental purpose and power of this kind of data analysis remains the same today: to help decision makers understand and resolve problems by uncovering the causes underlying current conditions and predicting future events. These benefits are particularly apparent in contemporary data mining applications, which often involve the examination of extremely large amounts of data stored in specialized databases known as "data warehouses" or "data marts", as well as in analyzing data directly related to activities on the world wide web.

     SPSS has historically developed and marketed its software and services for a wide range of data analysis applications. Recently, SPSS began to focus more specifically upon the analysis of data related to customer attitudes and behavior. SPSS believes that demand for its analytical capabilities will continue to grow as decision-making becomes more complex, as the consequences of decisions (particularly those related to customer requirements) become more significant, and as more data is available for analysis. To meet this demand, colleges and universities are training increasing numbers of people in the use of appropriate analytical methods. In addition, new technology has made more usable and affordable the application of advanced analysis to extremely large data sets as well as the distribution of analytical results to wider audiences within an organization.

     Vendors providing spreadsheets, query and reporting tools, and what is known in the software industry as OLAP (On-Line Analytical Processing) capability serve the largest part of the general market for data analysis software. The widespread use of these tools is due to their effectiveness in providing basic summaries of historical data, such as what sales were by region, how many customers purchased a particular product, or what the default rate was on loans.

     A smaller yet sizable and growing part of the market uses more advanced analytical capabilities for dealing with issues of causality and prediction. These capabilities enable corporations to predict sales for the upcoming season, determine the best targets for a new product, or distinguish good and bad credit risks before extending credit terms. Spreadsheet, query and reporting, and OLAP software usually lack the advanced analytical capabilities to build the predictive models needed to address these types of questions.

     SPSS believes the demand for its analytical solutions and products will grow as:

     - Competition for customers accelerates dramatically due to the combination of increasingly global markets, deregulation in many industries, and the ubiquity of information on the web;

     - Organizations require more useful information from the increasing amount of data being collected, organized, and stored;

     - The number of people with a working knowledge of analytical methods continues to grow significantly; and

     - Easier-to-use software, increases in computing power, and additional options for delivering results to decision-makers eliminate many historical barriers to the use of advanced analytical capabilities.

MARKETS

     SPSS customers come from various industries and use SPSS software in a wide range of applications. SPSS focuses, however, on the following market areas:

     Customer Relationship Management. Firms in various industries use SPSS software and services to improve customer interactions, including:

     - Targeting promotional campaigns;

     - Test-marketing new products;

     - Identifying changing customer characteristics;

     - Measuring customer satisfaction;

     - Forecasting sales; and

     - Streamlining and personalizing web sites and other applications.

     Business Intelligence. Firms in various industries use SPSS software and services to analyze information in corporate databases, particularly data warehouses, for an extensive range of applications. SPSS technology extends the capabilities provided by other business intelligence tools like OLAP software, query and reporting programs, ETL (extraction-transformation-load) products, and database systems. Moreover, SPSS software for business performance measurement gives executives the ability to monitor critical day-to-day operations by viewing key performance indicators and drilling down for more information as needed.

     Market Research. Almost all of the top market research firms worldwide use SPSS's software and services to conduct the process of survey research, from designing questionnaires to collecting data through multiple sources (especially telephone and the web) to producing customized tabulations to developing advanced analytical models.

     Government. SPSS software and services are used in almost every country of the world, at all levels of government, in civilian as well as defense agencies. SPSS software, for example, is used as part of the efforts of the Internal Revenue Service of the United States to modernize their tracking systems, provides critical information used by many municipal public safety agencies, has become the standard marketing tools in the recruitment programs of the United States Armed Forces, and is employed by many national census programs.

     Education. SPSS software is used at virtually every major college and university. In addition to their use in teaching statistics at the undergraduate and graduate levels, SPSS software is used in academic research of all types. Academic administrators also use SPSS software to monitor similar aspects of their operations such as attrition rates, changes in the demographic profile of student populations, and the success of fund-raising activities.

     Scientific Research. SPSS products are used in a wide variety of research and development efforts across academic, government, and corporate institutions. SPSS software provides data analysis and presentation tools in applications like pharmacology, clinical trials, environmental monitoring, and experimental modeling.

SPSS ANALYTICAL SOLUTIONS AND SOFTWARE PRODUCTS

     SPSS's software enables its customers to analyze data, including the generation of reports, graphs, and models, on a wide variety of computing platforms. This technology can be used as stand-alone products or as part of integrated analytical solutions. SPSS also provides professional services along with its products and solutions, like developing plans to align analytical efforts with organizational goals, collecting and storing data, building predictive models, and deploying the results of analyses throughout an organization.

     In general, SPSS software is:

     - Comprehensive in function, spanning the process of analysis from data access to advanced predictive techniques;

     - Modular, allowing customers to purchase only the functionality they need;

     - Integrated, enabling the use of various parts of the SPSS technology in combination to tackle particularly complex problems;

     - Embeddable, facilitating the integration of SPSS analytical capabilities into other systems, including web sites;

     - Tailored to desktop operating environments for greater ease-of-use, including browser-based environments for the delivery of results;

     - Available on most popular computing platforms, and

     - For some products, localized for use in France, Germany, Italy, Poland, Japan, Taiwan, Korea, China, and Spanish-speaking countries.

     SPSS currently offers CustomerCentric, a comprehensive analytical CRM solution that applies data mining techniques in delivering customer intelligence to personnel throughout an organization. CustomerCentric uses automated scoring engines to integrate this information into web sites and various operational systems, like call-center software and sales force automation programs, driving personalized customer interactions. CustomerCentric also applies data mining techniques for improving the effectiveness of web sites not only measuring web site performance, but also detecting critical traffic patterns and identifying different visitor types.

     For clients with more limited requirements, SPSS also provides a variety of targeted analytical solutions, including those for:

     - Business performance measurement, giving executives the ability to monitor the effectiveness of their operations by viewing different key performance indicators and then drilling down for more detailed information.

     - Clickstream analysis, the analysis of activity data from a web site, typically to develop more personalized interactions or improve the overall organization of the site.

     - Scoring and deployment, offering application developers components to be plugged into other software applications that enable real-time or batch scoring of customers, like applicants for loans before extending credit or insurance claims before their evaluation by investigators.

     - Forecasting and scenarios, allowing managers as well as analysts to use their business knowledge in making better forecasts; and

     - Automated web surveys, a powerful solution for conducting surveys on the web and reporting the results of these surveys in real-time.

     There are three categories of SPSS analytical products:

          (1) Data mining and analysis products, for examining data in databases, data warehouses, and other file types. In customer relationship management applications, these products are primarily used to segment customers by various outcomes, like the purchase of a product or the renewal of a contract, as well as to predict their future behavior and the actions of prospects with similar profiles. SPSS offerings for data mining and analysis are in either the SPSS or Clementine product lines.

             The SPSS product line provides a broad range of statistical methods. Users create tables, graphs, OLAP reports, and predictive models in both desktop and distributed computing environments. While there are some variations according to the version and computing platform, a typical configuration in a customer relationship management application is an SPSS Base and related add-on and other optional products. The SPSS Base includes the user interface, data connectivity, data editing, reporting, graphing, and general statistical capabilities. Add-on products require the SPSS Base to operate and become seamlessly integrated with it upon installation. These offerings provide additional functionality specific to a particular type of analysis. Other optional products do not require the SPSS Base to operate and perform specific applications, like facilitating certain types of data entry or performing certain kinds of advanced analysis. Some of these other optional products in the SPSS product line are particularly notable because their capabilities provide value to organizations beyond what is typically realized with general-purpose statistical products. AnswerTree, for example, enables highly visual decision-trees to be used for developing customer profiles. DecisionTime creates time-series forecasts, which can then be distributed for review and scenario analysis by managers and executives with its companion product, WhatIf? SmartViewer Web Server distributes the results of analysis to decision-makers via the web. SmartScore deploys the results of analyses into operational systems, including call centers and web sites, as well as into databases or data warehouses.

             The Clementine product line offers advanced analytical capabilities for a variety of data mining applications in desktop and distributed computing environments. With its unique user interface, Clementine enables operating managers to easily incorporate their business knowledge with data to develop predictive models. Models built in Clementine can then be deployed for use in other software applications with the Clementine Solution Publisher. While the SPSS and Clementine product families are already usable together, SPSS plans to more tightly integrate their functionality in the future.

          (2) Market research products. The Quantime, In2itive, and Surveycraft product lines provide comprehensive solutions for professionals in the market research industry. These sets of offerings have their particular strengths. The Quantime products, for example, are distinguished by their extensive functionality, while the In2itive products feature more modern user interfaces and the Surveycraft products are more easily localized for use in Asian markets. SPSS is combining the strengths of these product lines, as well as improving their ability to communicate with other SPSS products, in the MR Dimensions solution for market research professionals.

          (3) Scientific products. Scientists and engineers in various technical applications use the SigmaPlot and SYSTAT product lines for data presentation and analysis.

SOFTWARE PRICING

     SPSS's licensing and pricing alternatives vary widely depending upon the analytical solution or product required as well as the computing platform involved and the number of users licensed.

     Initial implementations of CustomerCentric usually cost between $750,000 and $1.5 million, while those of more targeted analytical solutions usually vary between $100,000 and $300,000. All implementations carry additional maintenance fees providing for updates to the technologies included.

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

     Clementine is available under all license types listed above, with a typical sale of between $50,000 and $100,000.

     The market research products are licensed on an annual basis and perpetual basis, where the amount of the annual or perpetual fee depends on the number of modules involved in the customer's configuration and the number of users of each module. The license fees for market research products range from approximately $1,000 to over $1 million. The rate of renewal of these licenses has historically been very high (over 90%).

     Science products are usually sold as perpetual licenses for between $500 and $1,300, with discounts for volume purchases. Multi-user and site licenses are also available and require annual payments.

PUBLICATIONS AND STUDENT SOFTWARE

     SPSS authors and regularly updates a number of publications that include user manuals and instructional texts. SPSS also develops student versions of its SPSS Base and SYSTAT products, which are designed for classroom use with SPSS textbooks or other instructional materials. Since February 1993, the College Division of Prentice Hall, under the terms of a semi-exclusive, worldwide agreement, has arrangements with other publishers to include the SPSS Student Version in textbooks with data sets specific to the text.

TRAINING AND CONSULTING

     SPSS offers a comprehensive training program with courses covering product operations, data analytical concepts, and particular analytical applications. These courses are regularly scheduled in cities around the world. Organizations may also contract for on-site SPSS training tailored to their specific requirements.

     SPSS offers consulting and customization services, where an engagement may involve the development of plans to align analytical efforts with organizational goals, the collection and organization of data, the building of predictive models, and the deployment of the results of analyses throughout an organization.

SALES AND MARKETING

     The SPSS sales and marketing strategy emphasizes its ability to deliver high value products and analytical solutions, particularly for customer relationship management, business intelligence, and market research applications. SPSS's management believes its data mining and other advanced analysis capabilities are the key to differentiating SPSS from its competitors.

     SPSS markets and sells its solutions, products, and services primarily through worldwide field sales and telesales organizations. Historically, product sales have been made by the telesales organizations from leads driven by advertising, direct mail, tradeshow attendance, and customer references. Although varying widely, sales made by the telesales organization are typically completed within 30 days and average about $1,400. SPSS's database of existing customers provides an effective source for selling add-on products, upgrades, and training or consulting services.

     As SPSS increases its emphasis on the sale of higher-priced products and analytical solutions, SPSS is increasing the size of its field sales force along with its pre-sales support staff and consulting personnel. Most of this field sales force is now organized by industry to better understand the business issues facing executives in that industry and more effectively relate SPSS products and analytical solutions to their needs. For large sales opportunities, SPSS sales representatives and technical sales personnel visit prospects to make presentations, give product demonstrations, and provide pre-sales consulting. SPSS also has partner relationships with other leading companies, which represent additional channels for sales and leads for SPSS's higher-priced offerings.

     In addition to its headquarters in Chicago, SPSS has sales offices across the United States, including New York City, Cambridge, Massachusetts, the Washington D.C. area, Miami, Cincinnati, Dallas, Rochester and San Francisco. The SPSS international sales operation consists of fourteen sales offices in Europe and the Pacific Rim, as well as over 60 licensed distributors. Overall, SPSS is represented in over 50 countries. Transactions are customarily made in local currencies.

     Student versions of SPSS products are published by Prentice Hall and sold by more than 300 Prentice Hall sales representatives working directly with faculty on college campuses worldwide. The arrangement also permits Prentice Hall to bundle its various textbooks on statistics, market research, and quality improvement with student versions of SPSS products.

     Current users of SPSS products comprise a significant source of new sales leads. Also important are the expert reviews of SPSS software in trade and market-specific publications. SPSS's marketing communications program includes advertising in trade and market-specific publications, advertising on the Web, direct mail, exhibiting at trade shows, participating in and speaking at professional association meetings, sponsoring seminars for prospects and customers, and conducting user group meetings.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

     SPSS provides extensive customer service and technical support either on-site or by telephone, fax, mail and the Web, promoting customer satisfaction and obtaining feedback on new software. Technical support services provided to all licensees include assistance in software installation and operation, as well as limited consulting in the selection of different analytical methods and the interpretation of results. Additional technical support services are available on a fee basis.

RESEARCH AND DEVELOPMENT

     SPSS plans to continue expanding its software offerings through the development of new software technologies and products, the enhancement of existing software technologies and products, the acquisition of complementary technologies, and the formation of partnerships with value-added resellers or other third parties serving selected markets. SPSS's research and development strategy is primarily focused on:

     - Improving the scalability of its software to work with larger data sets;

     - Expanding the ability of its software to integrate with other applications and be tailored to customer-specific requirements;

     - Enhancing the ways results of analyses can be deployed throughout an organization, making them readily accessible to decision-makers as well as usable in various operational systems and web sites; and

     - Extending the analytical capacity already available in its software.

     SPSS specialists in user interface design, software engineering, quality assurance, product documentation, and the development of analytical algorithms are responsible for maintaining and enhancing the quality, usability, and statistical accuracy of all SPSS software. The research and development organization is also responsible for authoring and updating all user documentation and other publications. In addition, SPSS maintains ongoing relationships with third-party software developers for the development of specialized software products and the acquisition of technology that can be embedded in SPSS software.

     Most statistical algorithms used by SPSS in its software are published for the convenience of its customers. SPSS employs full-time statisticians who regularly research and evaluate new algorithms and statistical techniques for inclusion in its software. SPSS also employs statistically-trained professionals in its documentation, quality assurance, software design and software engineering groups.

     SPSS intends to continue to invest in research and development. In particular, SPSS's 2002 development plan includes the Scenario Manager System, a template-driven application-specific embeddable modeling solution accompanied by a real-time scoring engine. In the data mining area, the acquisition of LexiQuest and its integrated use with Clementine will permit analysis of textual information along with demographic and customer data. See Note 18, Subsequent Events, of the "Notes to Consolidated Financial Statements," for a more detailed discussion of the LexiQuest acquisition. SPSS's development plan also includes updates and new releases of Clementine and SPSS 12.0 and a new version of the recently acquired NetGenesis product. The JZEE-based SPSS Web Deployment Framework (SWDF) will expand support provided by integrated SPSS solutions and products including SPSS WebApp, KPI Viewer, Enterprise Reporting, new model visualizers and a Clementine equivalent to SPSS WebApp. A new SWDF graphing service will permit the rendering and editing of charts regardless of what SPSS applications originally generated them.

     In the past, SPSS has experienced delays in the introduction and enhancement of products and technologies primarily due to difficulties with particular operating environments and problems with technology provided by third parties. These delays have varied depending upon the size and scope of the project and the nature of the problems encountered. From time to time, SPSS discovers bugs in its products, which are resolved through maintenance releases or periodic updates, depending on the seriousness of the defect.

     The SPSS research and development staff currently includes approximately 365 professionals organized into groups for software design, algorithm development, software engineering, documentation, quality assurance, and product localization. SPSS's expenditures for research and development, including capitalized software, were approximately $33.1 million in 1999, $37.8 million in 2000, and $38.8 million in 2001.

     SPSS also uses independent contractors in its research and development efforts. Sometimes SPSS uses these contractors to obtain technical knowledge and capability that it lacks internally. SPSS has also outsourced maintenance, conversion, and new programming for some products to enable its internal development staff to focus on products that are of greater strategic significance. SPSS sometimes uses independent contractors to augment its development capacity at a lower cost.

MANUFACTURING AND ORDER FULFILLMENT

     To assure speed and efficiency in the manufacturing, order fulfillment, and delivery of its products, SPSS entered into an agreement with Banta Global Turnkey in January 1997. Banta performs all diskette and CD-ROM duplication, documentation printing, packaging, warehousing, fulfillment, and shipping of SPSS products worldwide. SPSS believes that, because of the capacity of these third-party distribution centers and their around-the-clock operation, SPSS can easily adapt to peak period demand, quickly manufacture new products for distribution, and effectively respond to anticipated sales volumes.

COMPETITION

     The historical market for SPSS statistical software is both highly competitive and fragmented. SPSS is among the largest companies in the statistical software market, and, based upon sales and comparative assessments in trade publications, SPSS believes that it competes effectively against its competitors, particularly on desktop computing platforms. SPSS considers its primary worldwide competitor to be the larger and better-financed SAS Institute, although SPSS believes that revenues of SAS are derived principally from products for purposes other than statistical analysis that operate primarily on large computing platforms. StatSoft Inc. and Minitab, Inc. are also competitors, although their annual revenues from statistical products are believed to be considerably less than the revenues of SPSS. In addition to competition from other statistical software companies, SPSS also faces competition from providers of software for specific statistical applications.

     In the data mining, customer relationship management and business performance measurement markets, SPSS faces competition from many larger and more well-funded companies. These include SAS, IBM, HNC Corporation, NCR, Oracle, and others, and recent entrants, like Broadbase, E.piphany and NetPerceptions, many of which specialize in customer relationship management in e-commerce settings. With the exception of SAS, these competitors do not currently offer the range of analytical capability SPSS offers, and as a result are both competitors and potential partners for SPSS technology.

     SPSS holds a dominant position in the market for solutions to the market research industry. SPSS believes that there are no competitors in this market who are larger and better financed; the annual revenues of vendors like Sawtooth Software, Computers for Marketing Corporation, and Pulse Train Technology are estimated to be considerably less than SPSS revenues from its market research products and services.

     In all markets, SPSS competes primarily on the basis of the usability, functionality, performance, reliability, and connectivity of its software. The significance of each of these factors varies depending upon the anticipated use of the software and the analytical training and expertise of the customer. To a lesser extent, SPSS competes on the basis of price and thus maintains pricing and licensing policies to meet market demand. SPSS believes it is able to compete successfully because of its highly usable interfaces, comprehensive analytical capabilities, efficient performance characteristics, local language versions, consistent quality, and connectivity features of its software, as well as its worldwide distribution capabilities and widely recognized name.

     In the future, SPSS may face competition from other new entrants into its markets. SPSS could also experience competition from companies in other sectors of the broader market for business intelligence software, like providers of OLAP and analytical application software, as well as from companies in other sectors of the broader market for customer relationship management applications, like providers of sales force automation and collaborative software, who could add enhanced analytical functionality to their existing products. Some of these potential competitors have significantly more capital resources, marketing experience, and research and development capabilities than SPSS. Competitive pressures from the introduction of new products by these companies or other companies could have a material adverse effect on SPSS.

INTELLECTUAL PROPERTY

     SPSS attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyrights and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. SPSS licenses its software only in the form of executable code, with contractual restrictions on copying, disclosures and transferability. Except for licenses of its products to users of large system products and annual licenses of its desktop products, SPSS licenses its products to end-users by use of a "shrink-wrap" license, as is customary in the industry. It is uncertain whether these license agreements are legally enforceable. The source code for all SPSS products is protected as a trade secret and as unpublished copyrighted work. In addition, SPSS has entered into confidentiality and nondisclosure agreements with its key employees. Despite these restrictions, the possibility exists for competitors or users to copy aspects of SPSS products or to obtain information which SPSS regards as a trade secret. SPSS has no patents, and judicial enforcement of copyright laws and trade secrets may be uncertain, particularly outside of North America. Preventing unauthorized use of computer software is difficult, and software piracy is expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets.

     SPSS uses a variety of trademarks with its products. Management believes the following are material to its business:

     - SPSS is a registered trademark used in connection with virtually all of SPSS's technology, solutions, and products;

     - CustomerCentric is a registered trademark and is used in connection with SPSS's comprehensive analytical CRM solution;

     - Clementine is a registered trademark and is used in connection with SPSS's acquired product line from Integral Solutions;

     - WhatIf? and DecisionTime are the subject of pending applications for registration;

     - AnswerTree is a registered trademark and is an add-on product to the SPSS product family;

     - SmartViewer is a registered trademark and is an add-on product to the SPSS product family;

     - Quantime is an unregistered trademark used in connection with SPSS's acquired Quantime products on all platforms;

     - Strategy is an unregistered trademark used with a product licensed by SPSS's ShowCase division;

     - SYSTAT is a registered trademark used in connection with SPSS's SYSTAT products on all platforms; and

     - SigmaPlot is a registered trademark used in connection with SPSS's acquired Jandel products on all platforms.

     Some of these trademarks comprise portions of other SPSS trademarks. SPSS has registered some of its trademarks in the United States and some of its trademarks in a number of other countries, including the Benelux countries, France, Germany, the United Kingdom, Japan, Singapore and Spain.

     Due to the rapid pace of technological change in the software industry, SPSS believes that patent, trade secret, and copyright protection are less significant to its competitive position than factors such as the knowledge, ability, and experience of SPSS's personnel, new research and development, frequent technology and product enhancements, name recognition and ongoing reliable technology maintenance and support.

     SPSS believes that its solutions, products, and trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

RELIANCE ON THIRD PARTIES

 HOOPS

     SPSS entered into a perpetual nonexclusive license agreement, the HOOPS agreement, with Autodesk, Inc. that permits SPSS to incorporate a graphics software program known as the HOOPS Graphics System into SPSS products. Under the terms of the HOOPS agreement, SPSS is required to pay royalties in a minimum amount of $100,000 to Autodesk based on the amount of revenues received by SPSS from products that incorporate the HOOPS Graphics System. SPSS may terminate the HOOPS agreement at any time. Autodesk may terminate the HOOPS agreement upon the occurrence of a material, uncured breach of the HOOPS agreement by SPSS.

     SPSS also licenses other software programs from third-party developers and incorporates them into SPSS's products. Many of these are exclusive worldwide licenses that terminate on various dates. SPSS believes that it will be able to renew non-perpetual licenses or obtain substitute products if needed.

 BANTA GLOBAL TURNKEY SOFTWARE DISTRIBUTION AGREEMENT

     In January 1997, SPSS entered into an agreement with Banta under which Banta manufactures, packages, and distributes SPSS software products to its customers worldwide. The Banta agreement had an initial three-year term, and automatically renews thereafter for successive periods of one year. The Banta agreement was renewed in January 2002. Either party may terminate this agreement with 180 days written notice. If Banta terminates the agreement for convenience or for any reason other than for cause, then during the 180-day notice period Banta will assist SPSS in finding a new vendor. If either party materially breaches its obligations, the other party may terminate the Banta agreement for cause by written notice. This termination notice for cause must specifically identify the breach or breaches, upon which the termination is based and will be effective 180 days after the notice is received by the other party, unless the breach(es) is (are) corrected during the 180 days.

 PRENTICE HALL AGREEMENT

     SPSS entered into an agreement with Prentice Hall in February 1993. Under this agreement, SPSS granted to Prentice Hall the exclusive, worldwide right to publish and distribute all SPSS publications, including student versions of SPSS for DOS and Windows. The initial agreement had a five-year term which ended in 1998.

     SPSS entered into a new five-year contract with Prentice Hall in April 1998. Prentice Hall has an option to renew this contract for five additional years if it pays SPSS $2,750,000 or more during the term of this agreement. The key differences in the new contract vis-a-vis the old contract are: (1) Prentice Hall may publish and distribute SPSS publications in agreed-upon geographic territories only, instead of worldwide; (2) Prentice Hall has rights only to specified books and SPSS may sell any book (rather than SPSS having to purchase the books from Prentice Hall); and (3) SPSS can, within specified guidelines, license other publishers to bundle versions of the SPSS Student Version with their textbooks.

 IBM

     Prior to ShowCase's merger with SPSS in February 2001, ShowCase maintained a strategic relationship with IBM in sales and marketing and research and development, which enabled ShowCase to quickly leverage new AS/400 capabilities and influence the future direction of the AS/400 for the benefit of its clients. That strategic relationship has resulted in ShowCase products being recognized as a standard business intelligence technology on the AS/400. ShowCase entered into an expanded agreement with IBM in December 1998, which was amended in February 2000, under which certain products will be marketed and sold as OEM products by IBM. This agreement has a term of seven years, and expanded the scope of the reseller relationship with IBM. Under this agreement, ShowCase has agreed to perform several development enhancements to the Essbase/400 software. SPSS has delivered several versions of these enhancements and continues to provide updates on an ongoing basis.

 HYPERION SOLUTIONS

     Through its strategic relationship with Hyperion Solutions, SPSS has the exclusive right to distribute the Essbase/400 software through its ShowCase division. Hyperion Solutions still maintains some limited distribution rights under the terms of the strategic relationship. The inclusion of the Essbase/400 software in ShowCase's product line enables SPSS to reach a broader customer base, including users of multidimensional analyses, and offers SPSS numerous partnering opportunities by extending the Essbase/400 software to the AS/400 platform.

     ShowCase's exclusive Essbase/400 distribution rights are conditioned upon payment of minimum royalties. Hyperion Solutions also has the right to buy-back the distribution rights so long as it gives SPSS 12 months prior written notice of its intent to exercise the buy-back right. If SPSS does not make the minimum royalty payments, SPSS has the option of paying the remaining balance of the royalty payments to retain exclusive distribution rights. Further, if SPSS does not retain its exclusive distribution rights, SPSS must pay Hyperion Solutions minimum royalty payments to retain non-exclusive distribution rights to the Essbase/400 software.

 MICROSTRATEGY SERVICE CORPORATION

     SPSS incorporates software products owned by Microstrategy Service Corporation into its NetGenesis product line. Under the terms of a Software License (OEM) Agreement with Microstrategy Service Corporation, SPSS has a non-exclusive, non-transferable right to use and incorporate these products and related documentation into its NetGenesis product line, and has the ability to create derivative works from those products.

     Under the terms of the Software License Agreement, SPSS is obligated to pay a royalty to Microstrategy Service Corporation in the amount of 5% of the revenue generated from the sale of products in the NetGenesis product line. SPSS is also obligated to pay additional fees for larger product installations, and those fees are calculated on a "per seat" basis. The Software License Agreement terminates on October 5, 2004, and renews automatically for successive five-year terms unless sooner terminated. Either party may terminate the agreement for convenience at the end of a term by giving notice of non-renewal at least 90 days prior to the expiration of the then-current term.

SEASONALITY

     SPSS quarterly operating results fluctuate due to several factors, including:

     - The number and timing of product updates and new product introductions;

     - Delays in product development and introduction of new technologies;

     - Purchasing schedules of its customers;

     - Changes in foreign currency exchange rates;

     - Research and development as well as market development expenditures;

     - The timing of product shipments and solution implementations;

     - Changes in mix of product and solutions revenues; and

     - Timing and cost of acquisitions and general economic conditions.

     If forecasts of future revenues fall below expectations, operating results may be adversely affected because SPSS's expense levels are to a large extent based on these forecasts. Accordingly, SPSS believes that quarter-to-quarter comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. SPSS has historically operated with very little backlog because its products are generally shipped as orders are received. As a result, revenues in any quarter are dependent on orders received and licenses renewed in that quarter. In addition, the timing and amount of SPSS's revenues are affected by a number of factors that make estimation of operating results before the end of a quarter uncertain. A significant portion of SPSS's operating expenses is relatively fixed, and planned expenditures are based primarily on revenue forecasts. If SPSS fails to achieve these revenue forecasts, then a material reduction in net income for the given quarter and fiscal year could result. SPSS cannot provide assurance that profitability will be achieved on a quarterly or annual basis in the future.

EMPLOYEES

     As of December 31, 2001, SPSS has approximately 1,385 employees, approximately 827 domestically and 558 internationally. Of the approximate 1,385 employees, there are approximately 808 in sales, marketing and professional services, 365 in research and development, and 212 in general and administrative. SPSS believes it has generally good relationships with its employees. None of SPSS's employees are members of labor unions.

FINANCIAL INFORMATION ABOUT SPSS's FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The following table sets forth financial information about foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       2000       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Sales to unaffiliated customers:
  United States......................................  $ 98,071   $105,971   $ 88,492
  Europe & India.....................................    64,202     58,747     65,305
  Pacific Rim........................................    19,180     21,396     22,759
                                                       --------   --------   --------
          Total......................................  $181,453   $186,114   $176,556
                                                       ========   ========   ========
Sales or transfers between geographic areas:
  United States......................................  $ 21,181   $ 20,286   $ 17,469
  Europe & India.....................................   (12,770)   (12,610)    (9,014)
  Pacific Rim........................................    (8,411)    (7,676)    (8,455)
                                                       --------   --------   --------
          Total......................................  $     --   $     --   $     --
                                                       ========   ========   ========
Operating income (loss):
  United States......................................  $  6,315   $  1,479   $(53,961)
  Europe & India.....................................     8,895      1,994     14,017
  Pacific Rim........................................     4,476      4,358     11,587
                                                       --------   --------   --------
          Total......................................  $ 19,686   $  7,831   $(28,357)
                                                       ========   ========   ========
Identifiable assets:
  United States......................................  $112,691   $133,653   $205,450
  Europe & India.....................................    32,445     46,181     35,570
  Pacific Rim........................................     7,673      9,665     10,990
                                                       --------   --------   --------
          Total......................................  $152,809   $189,499   $252,010
                                                       ========   ========   ========

     SPSS revenues from operations outside of North America accounted for approximately 46% in 1999, 43% in 2000 and 50% in 2001. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company further localizes the SPSS product line by translating its products into additional languages. Various risks impact international operations. Those risks include greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burdens of complying with a wide variety of foreign laws and regulatory requirements. SPSS also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded intellectual property in some foreign jurisdictions. As SPSS expands its international operations, the risks described above could increase and could have a material adverse effect on SPSS. See "Business -- Sales and Marketing," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, Domestic and Foreign Operations, of the "Notes to Consolidated Financial Statements."

ITEM 2. PROPERTIES

     The Company's principal administrative, marketing, training and product development and support facilities are located in Chicago, Illinois. In April 1997, SPSS entered into a 15-year sublease agreement to sublease approximately 100,000 square feet of office space in the Sears Tower in Chicago, Illinois. This space became the principal Chicago offices of SPSS in 1998. In April 2000, SPSS entered into a 6-year sublease for an additional 41,577 square feet of office space in the Sears Tower in Chicago, Illinois. The aggregate annual gross rental payments on these leases were approximately $2,672,000 for the year 2001.

     In addition, SPSS leases office space in California, Virginia, New York, Pennsylvania, Ohio, Massachusetts, Florida, Texas and Minnesota in the United States, and in the Netherlands, the United Kingdom, Germany, Sweden, France, Singapore, Australia, Japan, Malaysia, Denmark and Spain.

     The Company plans to expand its facilities in the United Kingdom, France, Germany and Malaysia on an as-needed basis. SPSS does not expect this expansion to materially affect its real estate holdings. Other than this expansion, SPSS believes its facilities are suitable and adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

     SPSS is not a party to any material legal proceedings. SPSS may become a party to various claims and legal actions arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the over-the-counter market on the NASDAQ National Market under the symbol "SPSS." The following table shows, for the periods indicated, the high and low closing sale price of the Company's Common Stock.

                                                               HIGH     LOW
                                                              ------   ------
YEAR END DECEMBER 31, 2000
First Quarter...............................................  $33.75   $23.50
Second Quarter..............................................   32.50    22.00
Third Quarter...............................................   31.50    23.25
Fourth Quarter..............................................   28.56    16.06
YEAR END DECEMBER 31, 2001
First Quarter...............................................   23.50    16.00
Second Quarter..............................................   17.89    12.00
Third Quarter...............................................   18.39    12.38
Fourth Quarter..............................................   20.04    14.84
YEAR END DECEMBER 31, 2002
First Quarter (through March 15, 2002)......................   19.75    16.31

     As of March 15, 2002, there were 720 holders of record of the Company's common stock.

     SPSS has never declared a dividend or paid any cash dividends on its capital stock. SPSS does not anticipate paying any dividends on SPSS common stock in the foreseeable future because SPSS expects to retain future earnings for use in the operation and expansion of its business. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

     On September 28, 2001, SPSS issued 300,300 shares of its common stock to Siebel Systems, Inc. under the terms of a stock purchase agreement. The aggregate purchase price for the 300,300 shares of SPSS common stock was $5 million. The purchase and sale of shares of SPSS common stock was exempt from securities registration under Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended, and/or Section 4(2) of the 1933 Act. SPSS subsequently filed a registration statement on Form S-3 registering Siebel's resale of the shares of SPSS common stock issued to it.

     On October 22, 2001, SPSS issued 173,724 shares of its common stock to America Online, Inc. (AOL) under the terms of a stock purchase agreement. Concurrent with the consummation of the stock purchase agreement, SPSS and AOL entered into a strategic online research services agreement. As part of the consideration to be paid by SPSS to AOL in exchange for SPSS's acquisition of certain operating assets and exclusive rights to distribute survey sample data drawn from AOL members under the research services agreement, SPSS is obligated to issue $3,000,000 of SPSS common stock to AOL each year from October 2001 through October 2004. Until issued, shares are accrued as merger consideration in the Company's consolidated balance sheet at December 31, 2001. The 173,724 shares of SPSS common stock issued to AOL in October 2001 represented the first $3,000,000 installment of shares of SPSS common stock. The purchase and sale of shares of SPSS common stock was exempt from securities registration under Rule 506 of Regulation D as promulgated by the SEC under the 1933 Act. SPSS subsequently filed a registration statement on Form S-3 registering AOL's resale of 158,228 shares of SPSS common stock issued to it. Under the terms of the stock purchase agreement, the number of shares of SPSS common stock was reduced from 173,724 to 158,228 to account for the then current market price of SPSS common stock as of the time of the effectiveness of the registration statement.

10B5-1 STOCK TRADING PLANS

     Jonathan Otterstatter, SPSS's Executive Vice President, Chief Technology Officer, and Kenneth Holec, a member of the SPSS Board of Directors, entered into and engaged in transactions pursuant to 10b5-1 Stock Trading Plans during 2001. These trading plans were adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. In accordance with Rule 10b5-1, both Mr. Otterstatter and Mr. Holec entered into their respective plans prior to becoming aware of any material nonpublic information about SPSS. An authorized independent broker effected the periodic sales of a pre-determined number of shares of SPSS common stock on behalf of each of Mr. Otterstatter and Mr. Holec solely in accordance with the terms of their respective plans.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 2001 are derived from the Consolidated Financial Statements of SPSS. The Consolidated Financial Statements as of December 31, 2000 and 2001, and for each of the years in the three-year period ended December 31, 2001, and the report thereon of KPMG LLP, are included elsewhere in this Form 10-K. All data has been restated to include the financial position and results of operations of ShowCase as a result of the consummation of the pooling-of-interest business combination with SPSS in 2001.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1997       1998       1999       2000       2001
                                         --------   --------   --------   --------   ---------
                                                            (IN THOUSANDS)
Net revenues:
  Analytical solutions(1)..............  $  3,982   $  8,836   $ 17,540   $ 31,246   $  30,426
  Market research(2)...................    21,687     25,551     32,674     29,688      30,350
  Statistics(3)........................    85,437     89,085     91,716     78,846      74,940
  ShowCase(4)..........................    23,755     35,519     39,523     46,334      40,840
                                         --------   --------   --------   --------   ---------
          Net revenues.................   134,861    158,991    181,453    186,114     176,556
Operating expenses:
  Cost of revenues.....................    12,480     13,857     16,500     16,268      19,835
  Sales and marketing..................    73,574     85,099     98,824    115,074     112,027
  Product development..................    21,132     25,233     30,465     32,896      32,305
  General and administrative...........    14,873     12,639     14,239     14,045      13,580
  Special general and administrative
     charges(5)........................     5,616        445         --         --      14,739
  Merger-related(6)....................     4,306      1,948      1,611         --      10,139
  Acquired in-process technology(7)....       421      3,552        128         --       2,288
                                         --------   --------   --------   --------   ---------
          Operating expenses...........   132,402    142,773    161,767    178,283     204,913
                                         --------   --------   --------   --------   ---------
Operating income (loss)................     2,459     16,218     19,686      7,831     (28,357)
Net interest and investment income
  (expense)............................        --         --        739      1,096        (400)
Other income (expense).................       415        348        304      1,222        (821)
                                         --------   --------   --------   --------   ---------
Income (loss) before income taxes and
  minority interest....................     2,874     16,566     20,729     10,149     (29,578)
Provision for income taxes.............     2,564      7,926      7,492      4,234      (7,986)
                                         --------   --------   --------   --------   ---------
Income (loss) before minority
  interest.............................       310      8,640     13,237      4,234     (21,592)
Minority interest......................        --         --         --         --         360
                                         --------   --------   --------   --------   ---------
Net income (loss)......................  $    310   $  8,640   $ 13,237   $  5,915   $ (21,232)
                                         ========   ========   ========   ========   =========

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1997       1998       1999       2000       2001
                                         --------   --------   --------   --------   ---------
                                                            (IN THOUSANDS)
Basic net income (loss) per share......  $   0.03   $   0.79   $   1.05   $   0.44   $   (1.52)
Shares used in basic EPS calculation...    10,642     10,976     12,562     13,373      13,927
                                         ========   ========   ========   ========   =========
Diluted net income (loss) per share....  $   0.03   $   0.75   $   0.98   $   0.41   $   (1.52)
Shares used in diluted EPS
  calculation..........................    10,642     11,565     13,504     14,327      13,927
                                         ========   ========   ========   ========   =========

---------------

(1) Analytical Solutions includes products and services, sold separately or in combination, for customer relationship management, business intelligence, and business performance measurement applications, except in the IBM AS/400 market.

(2) Market Research includes products and services, sold separately or in combination, for survey design, implementation, and analysis in the market research industry.

(3) Statistics includes products and services, sold separately or in combination, for general purpose statistical analysis.

(4) ShowCase includes products and services, sold separately or in combination, for customer relationship management, business intelligence, and business performance measurement applications in the IBM AS/400 market.

(5) Includes costs primarily related to professional fees associated with acquisitions that did not meet the definition of merger costs under established guidelines, costs associated with the reduction in workforce and the writedown of obsolete internal use software.

(6) Includes costs related to acquisitions accounted for as poolings-of-interests, such as investment banking and other professional fees, employee severance and costs of closing excess office facilities and certain expenses associated with the closing of other acquisitions.

(7) Includes costs related to acquired in-process technology in conjunction with business combinations accounted for as purchases.

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                            1997       1998       1999       2000       2001
                                           -------   --------   --------   --------   --------
Balance Sheet Data:
  Working capital........................  $15,048   $ 13,987   $ 28,823   $ 45,370   $ 25,618
  Total assets...........................   82,304    114,907    152,809    189,499    252,010
  Deferred revenue.......................   16,963     20,058     22,744     42,183     47,145
  Long term obligations, less current
     portion.............................    4,351      3,947      6,318      1,967     23,420
  Total stockholders' equity.............   36,226     47,267     88,208     99,200    133,273

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The original Statistical Package for the Social Sciences was introduced in 1969, and SPSS was incorporated in 1975. The first SPSS products were almost exclusively used by academic researchers working on mainframe computing systems. SPSS subsequently transformed and enhanced its core product technology, broadened its customer base into the corporate and government sectors, significantly expanded its sales and marketing capabilities and product offerings, and adapted its products to changing hardware and software technologies. SPSS has evolved in this manner through a combination of internal reorganization and acquisitions (see "Business -- Recent Developments and Business Combinations" for a description of each of SPSS's recent acquisitions). Approximately 72% of 2001 revenues came from sales to customers in corporate settings, with another 12% in academic institutions, 11% in government agencies and 5% from other sources.

     In recent years, SPSS has experienced a significant shift in the sources of its revenues. Between 1997 and 2001, revenues from its analytical solutions increased from 3% to more than 17% of total net revenues and

ShowCase increased from 18% to 23% of total net revenues, while in contrast, revenue from SPSS statistical products and services declined from 63% to 42% of net revenues. Management expects these trends to continue in 2002.

     The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

     The following table shows select statements of income data as a percentage of net revenues for the years indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                 1997      1998      1999      2000      2001
                                                 -----     -----     -----     -----     -----
Net revenues:
  Analytical solutions.........................    3.0%      5.6%      9.6%     16.8%     17.2%
  Market research..............................   16.1%     16.1%     18.0%     16.0%     17.2%
  Statistics...................................   63.3%     56.0%     50.6%     42.3%     42.5%
  ShowCase.....................................   17.6%     22.3%     21.8%     24.9%     23.1%
                                                 -----     -----     -----     -----     -----
          Net revenues.........................  100.0%    100.0%    100.0%    100.0%    100.0%
Operating expenses:
  Cost of revenues.............................    9.3%      8.7%      9.1%      8.7%     11.2%
  Sales and marketing..........................   54.5%     53.5%     54.4%     61.8%     63.5%
  Research and development.....................   15.7%     15.9%     16.8%     17.7%     18.3%
  General and administrative...................   11.0%      8.0%      7.9%      7.6%      7.7%
  Special general and administrative charges...    4.2%      0.3%      0.0%      0.0%      8.4%
  Merger-related...............................    3.2%      1.2%      0.9%      0.0%      5.7%
  Acquired in-process technology...............    0.3%      2.2%      0.1%      0.0%      1.3%
                                                 -----     -----     -----     -----     -----
          Operating expenses...................   98.2%     89.8%     89.2%     95.8%    116.1%
                                                 -----     -----     -----     -----     -----
Operating income (loss)........................    1.8%     10.2%     10.8%      4.2%    (16.1)%
Net interest and investment income (expense)...    0.2%      0.3%      0.4%      0.6%     (0.2)%
Other income (expense).........................    0.1%     (0.1)%     0.2%      0.7%     (0.4)%
                                                 -----     -----     -----     -----     -----
Income (loss) before income taxes..............    2.1%     10.4%     11.4%      5.5%    (16.7)%
Provision for income taxes.....................    1.9%      5.0%      4.1%      2.3%     (4.5)%
Income before minority interest................    0.2%      5.4%      7.3%      3.2%    (12.2)%
Minority interest..............................     --        --        --        --       0.2%
                                                 -----     -----     -----     -----     -----
Net income (loss)..............................    0.2%      5.4%      7.3%      3.2%    (12.0)%
                                                 =====     =====     =====     =====     =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

     Net Revenues. Net revenues increased from $181,453,000 in 1999 to $186,114,000 in 2000, an increase of 3% from 1999, and decreased to $176,556,000 in 2001, an overall decrease of 5% from 2000. The 2000 increase was primarily due to (a) growth in analytical solutions revenues of 78%, as a result of increases in data mining products and sales, and (b) increases in ShowCase revenues of 17%, primarily due to increases in new license revenues largely attributable to the expansion of the direct sales force and increases in maintenance and support revenues. Revenues in 2000 were negatively impacted by the deferral of revenues as required by AICPA Technical Practice Aids regarding software revenue recognition that went into effect during the year. The accounting change, as described in the following paragraph, resulted in a $16,975,000 reduction in net revenues in 2000. Market research revenues declined 9% in 2000 primarily due to the negative effects of the deferred revenue adjustment. Statistics revenue decreased 14% in 2000 due to the deferred revenue adjustment and a lower overall growth rate in the market for general-purpose statistical products. The overall decrease in 2001 was made up of decreases in Analytical Solutions, Statistics and ShowCase by 3%, 5% and 12%, respectively, partially offset by a 2% increase in Market Research revenues. The decreases in Analytical Solutions, Statistics and ShowCase were due to the general decline in business-related IT spending and a trend towards smaller transaction sizes, driven primarily by the downturn in the world economy, offset partially by increased revenues from server versions of SPSS products. The decrease in Statistics was primarily due to the divestiture of specific products and reduced demand driven by the economic downturn. The increase in Market Research revenues resulted from new revenues related to the transaction with AOL completed in the third quarter. Revenues in all categories were adversely affected by foreign currency exchange rates for each of the three years described.

     As noted above, during 2000, the AICPA staff released several Technical Practice Aids (TPA) for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, Software Revenue Recognition. As a result of the issuance of these TPA's, SPSS performed a comprehensive review of its revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards in TPA 5100.53 -- Fair value of PCS in a short-term time-based license and software revenue recognition and TPA 5100.68 -- Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPA's, SPSS began to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratable over the term of the contract. SPSS recorded a one-time adjustment of approximately $16,975,000 to defer revenue for contracts entered into during the fourth quarter of 2000.

     Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues decreased from $16,500,000 in 1999 to $16,268,000 in 2000, and increased to $19,835,000 in 2001. The 2001 increase was due to write offs of $3,637,000 of obsolete and redundant technology resulting from the ShowCase and NetGenesis mergers which were required under GAAP to be included in cost of revenue. As a percentage of net revenues, cost of revenues were steady at 9% in 1999 and 2000, and increased to 11% in 2001.

     Sales and Marketing. Sales and marketing expenses increased from $98,824,000 in 1999 to $115,074,000 in 2000 an increase of 16%, and decreased to
$112,027,000 in 2001, a decrease of 3%. As a percentage of net revenues, sales and marketing expenses increased from 54% in 1999 to 62% in 2000, and increased to 64% in 2001. Full implementation of the Company's strategy of expanding sales management, recruiting additional, more senior sales representatives, and hiring more professional services personnel was limited in 2001 by the need to control costs due to the decrease in revenue, caused primarily by the downturn in the world economy, but is expected to continue to the extent economic conditions improve. Sales and marketing expense increases were partially offset by the effects of changes in foreign currency exchange rates in 2000 and 2001.

     Research and Development. Research and development expenses increased from $30,465,000 in 1999 to $32,896,000 in 2000 and decreased to $32,305,000 in 2001
(net of capitalized software development costs of $2,593,000 in 1999, $4,930,000 in 2000 and $6,537,000 in 2001) an increase of 8% in 2000 and a decrease of 2% in 2001. In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $3,182,000 in 1999, $4,161,000 in 2000 and $4,137,000 in 2001. As a percentage of net revenues, research and development expenses were 17% in 1999, 18% in 2000 and 18% in 2001. The 2000 increase was due primarily to staff additions, salary increases, and recruiting expenses, while the 2001 decrease (excluding amounts capitalized) in research and development expenses was primarily due to ongoing cost control efforts, including limitations on hiring, travel, and other spending. Capitalization of software development costs increased during 2001 due to ShowCase related development projects.

     General and Administrative. General and administrative expenses decreased from $14,239,000 in 1999 to $14,045,000 in 2000, and to $13,580,000 in 2001, a
decrease of 1% in 2000 and 3% in 2001. The decrease in 2000 was due to reduced costs by consolidating the United States accounting functions and lower bad debt expense, and the 2001 decrease was due to ongoing cost control efforts, including limitations on hiring, travel, and other spending. This expense was steady as a percentage of net revenues at 8% in 1999, 2000 and 2001.

     Special General and Administrative Charges. Special general and administrative charges were $14,739,000 for 2001, or 8% of revenues.

     Special general and administrative charges includes $4.2 million of charges dating to the writedown of internal use software, $3.5 million related to reductions in workforce, $2.0 million for obsolete software writeoffs and other costs that did not meet the definition of merger costs, under established guidelines. There were no special general and administrative charges in 1999 or 2000.

     Merger-related. SPSS incurred merger-related costs of $1,611,000 in 1999 and $10,139,000 in 2001.

     Merger related expenses relate to several acquisitions during 2001 (see
Note 5). Expenses included $2.5 million paid for investment banking and other professional fees, $2.7 million of deal related bonuses paid to employees, $2.0 million of several costs and costs of closing excess office facilities and $1.7 million for redundant software write-offs. Included in 1999 merger-related costs was a recovery of $803,000 against a previously taken charge related to a plan for consolidation of the Company's facilities in the United Kingdom.

     Acquired In-Process Technology. Acquired in-process technology costs were $128,000 in 1999 related to an acquisition of the VerbaStat software product from DataStat, and $2,288,000 in 2001 related to the acquisition of NetGenesis Corp.

     In December 1999, SPSS acquired the VerbaStat software program, a software tool for computer aided coding of open-ended survey questions, from DataStat. A portion of the purchase price was attributable to acquired in-process technology, as the development work associated with the program had not reached technological feasibility and was believed to have no alternative future use. SPSS assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using a discount rate of 20% based on the project and the market risks associated with the research and development project and resulting product. Specific consideration was given to the stage of development of the research and development effort, which was 75% complete, both in terms of costs invested as of the acquisition date relative to completion costs and technical achievements. In projecting future revenue streams from the project, SPSS considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage that SPSS could provide to the VerbaStat product.

     In December 2001, SPSS completed a merger with NetGenesis Corp. A portion of the purchase price was attributable to acquired in-process technology, as the development work associated with NetGenesis version 6.0 had not reached technological feasibility and was believed to have no alternative future use. SPSS assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using a discount rate of 19% based on the project and the market risks associated with the research and development project and resulting product. Specific consideration was given to the stage of development of the research and development effort, which was 60% complete, both in terms of costs invested as of the acquisition date relative to completion costs and technical achievements. In projecting future revenue streams from the project, SPSS considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage that SPSS could provide to the NetGenesis suite of products.

     Net Interest and Investment Income (Expense). Net interest and investment income was $739,000 in 1999, $1,096,000 in 2000 and $(400,000) in 2001. The net
income in 1999 and 2000 was primarily due to interest earned on short-term investments, partially offset by interest expense incurred on line-of-credit borrowings. The expense in 2001 was due primarily to interest expense that was only partially offset by lower interest income due to lower average balances in cash and short term investments.

     Other Income (Expense). Other income was $304,000 in 1999 and $1,222,000 in 2000, and other expense was $821,000 in 2001. The large increase in 2000 was due primarily to the $1,397,000 gain on the divestiture of the statistical quality control product line, offset partially by foreign exchange transactions. The expense in 2001 was due primarily to foreign transaction exchange losses.

     Provision for Income Taxes. The provision for income taxes was $7,492,000 in 1999, $4,234,000 in 2000 and $(7,986,000) in 2001. During 1999, the provision for income taxes represented a tax rate of approximately 36%, excluding the effect of Japanese monies transferred out of Japan in 1999. During 2000, the provision for income taxes represented a tax rate of approximately 29%, excluding the effect of Japanese monies transferred out of Japan in 2000. The 2000 tax rate benefited from the reduction of the deferred tax valuation allowance. During 2001, the provision for income taxes represented a tax rate of approximately 27%, excluding the effect of Japanese monies transferred out of Japan in 2001. The effective rate was lower than the statutory rate primarily due to an increase in the valuation allowance and nondeductible in-process research and development charges.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, SPSS had approximately $31,192,000 of unrestricted cash and marketable securities. Cash received as part of the mergers with ShowCase and NetGenesis were used to pay down the line-of-credit, accrued income taxes, the final installment to the former Integral Solutions shareholders, merger-related costs and capital expenditures. Proceeds of approximately $5 million were received from the issuance of common stock to Siebel Systems, Inc. in September 2001.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of SPSS's contractual cash obligations:

                                                LESS THAN
                                     TOTAL        1 YEAR     1-3 YEARS    4-5 YEARS    AFTER 5 YEARS
                                  -----------   ----------   ----------   ----------   -------------
United Kingdom mortgage.........  $   727,879   $   71,086   $  142,172   $   71,086    $  443,535
Purchase price payment --
  Verbastat.....................       83,333       83,333           --           --            --
Litigation settlement...........    1,195,000      595,000      600,000           --            --
Merger consideration -- AOL,
  undiscounted..................   24,966,000    3,379,000    7,399,500    7,500,000     6,687,500
Capital lease commitments.......      714,854      626,948       87,906           --            --
Other...........................      604,638      116,192      488,446           --            --

SUMMARY DISCLOSURES REGARDING RELATED PARTIES

     SPSS maintains a consulting agreement with Norman H. Nie Consulting L.L.C. whereby SPSS receives consulting services on various business related matters. Annual compensation under the agreement is $80,800 plus expenses. Norman Nie is the Chairman of the Board of Directors of SPSS. The agreement contains automatic one-year extensions unless terminated by either party.

     As described in Note 18, SPSS purchased LexiQuest in February 2002. Norman Nie was the Chairman of the Board of Directors of LexiQuest and owned less than 1% of LexiQuest common stock at the date of the acquisition.

     Bernard Goldstein, a member of the Board of Directors of SPSS, serves as a director of Broadview International, LLC. In 2001, SPSS paid Broadview a total of $80,000 as a retainer for investment banking services provided by Broadview to SPSS. In addition, SPSS paid Broadview an additional $1,000,000 for services provided by Broadview in connection with the merger of SPSS and NetGenesis. This $1,000,000 payment was made on January 18, 2002.

     We generated $6.1 million in cash from operations in 1999 compared to $7.0 million in 2000 and $18.2 million in 2001. The 1999 and 2000 cash came primarily from our net income of $13.2 million and $5.9 million, respectively; while 2001 cash came primarily from collections of open accounts receivable of $22.9 million, which was partially offset by the net operating loss.

     Investing activities resulted in the net use of $28.8 million in cash in 1999, $17.4 million in 2000 and $16.7 million in 2001. In 1999, $13.7 million in cash was primarily used for the expenditures for marketable securities, along with net capital expenditures of $5.2 million and capitalized software development costs of $5.6 million. During 2000, $12.7 million in cash was used in net capital expenditures, along with $7.6 million for capitalized software development costs and $3.9 million in earn-out payments to the former owners of ISL; offset by $7.5 million provided by net proceeds from marketable securities. In 2001, $17.4 million in cash was used in net capital expenditures, along with $18.6 million for capitalized software development costs and $2.8 million in earn-out payments to the former owners of ISL and $2.8 million related to the AOL transaction; offset by $10.9 million provided by net proceeds from marketable securities. In addition, SPSS acquired cash of $13.9 million as a result of its acquisition of NetGenesis in December 2001.

     The Company's capital expenditures, primarily for computer equipment and software, leasehold improvements and office furniture totaled approximately $16,700,000 in 2001, and are projected to total approximately $10,000,000 in 2002 and $12,000,000 in 2003. SPSS expects capital expenditures during 2002 to include new computers, primarily for use in internal product development and systems for sales, accounting and order entry. SPSS does not believe that the implementation of its business strategy will require substantial additional capital expenditures in comparison with historical capital expenditure levels which had consisted primarily of product development costs and other expenses.

     Cash provided by financing activities was $25.3 million in 1999 and $11.7 million in 2000, while in 2001 $9.3 million in cash was used in financing activities. In 1999, $24.4 million was provided by the ShowCase initial public offering of common stock. In 2000, $7.0 million was provided by borrowings under line-of-credit agreements and $4.8 million was provided by issuances of common stock, mainly through employee exercises of stock options. During 2001, $14.8 million in cash was used to repay borrowings under line-of-credit agreements, partially offset by $5.5 million provided by issuances of common stock through sales to Siebel and AOL, and through employee exercises of stock options.

     The Company's accounts receivable balance increased $9,774,000 million in 1999 and $20.9 million in 2000. The increase in 1999 related primarily to the 12% increase in net revenues. During 2001, the Company made considerable efforts to collect outstanding receivables including hiring additional collections personnel. This, coupled with decreasing revenues, contributed to the significant decrease in net accounts receivable in 2001. The Company's deferred revenue balance increased $18.3 million in 2000 due primarily to the aforementioned $16,975,000 adjustment upon the implementation of the AICPA Technical Practice Aids. The relationship of the 40% increase in accounts receivable in 2000 to the revenue decrease of 1% in 2000 was caused by a combination of factors. The first factor was the deferring of revenues in accordance with AICPA Technical Practices Aids regarding software revenue recognition. This application resulted in a $16,975,000 reduction in net revenues with no parallel reduction in accounts receivable. The second factor was the timing of sales at the end of 2000. In the last month of 2000, $28 million was billed, compared to $21 million in the same period of 1999.

     In May 2000, SPSS revised its loan agreement with American National Bank and Trust Company of Chicago. Under the new loan agreement, SPSS has an available $20,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of December 31, 2001, SPSS had $1,175,000 outstanding under this line of credit. The Company's agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to:

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

INTERNATIONAL OPERATIONS

     Significant growth in the Company's international operations also occurred from 1999 to 2001. Revenues from international operations comprised approximately 46% to 43% of total net revenues between 1999 and 2000, and were approximately 50% of total net revenues in 2001.

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

     As international revenues increase, SPSS may experience additional foreign currency exchange risk. To mitigate these effects, SPSS from time-to-time hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies) through the use of foreign currency options, primarily yen. SPSS does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income. Accordingly, the Company's reported revenues and net income have been and in the future may be affected by the changes in foreign exchange rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     SPSS's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, capitalized software development costs, and the valuation of accounts receivable, long-lived assets and deferred income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

 SOFTWARE REVENUE RECOGNITION

     The Company applies AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, which specifies the criteria that must be met prior to SPSS recognizing revenues from software sales.

     SPSS's policy is to record revenue only when the following criteria are met:

          (a) Persuasive evidence of an arrangement exists -- SPSS and the customer have executed a written agreement, contract or other evidence of an arrangement.

          (b) Delivery has occurred -- Product has been shipped or delivered to customer, depending on the applicable terms. SPSS's standard contract does not contain acceptance clauses. In the event that SPSS modifies the terms of its standard contract to provide that final delivery is contingent upon the customer accepting the applicable product, SPSS does not recognize revenue for that product until the customer has accepted the product.

          (c) The vendor's fee is fixed or determinable -- The arrangement indicates the price of the license and the number of users, and the related payment terms are within one year of delivery of the software.

          (d) Collectibility is probable -- SPSS sells to customers it deems creditworthy. Standard terms for payment are 30 days. SPSS periodically extends payment terms to three to six months, but does not extend payment terms past one year.

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

     Revenues from fixed-price contracts are recognized using the percentage-of-completion method of contract accounting as services are performed to develop, customize and install the Company's software products. The percentage completed is measured by the percentage of labor hours incurred to date in relation to estimated total labor hours for each contract. Management considers labor hours to be the best available measure of progress on these contracts.

     SPSS enters into arrangements which may consist of the sale of (a) licenses of the Company's software, (b) professional services and maintenance or (c) various combinations of each element. Revenues are recognized based on the residual method under SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, when an agreement has been signed by both parties, delivery of the product has occurred, the fees are fixed or determinable, collection of the fees is probable and no other significant obligations remain. Historically, the Company has not experienced significant returns or offered exchanges of its products.

     For multiple element arrangements, each element of the arrangement is analyzed and SPSS allocates a portion of the total fee under the arrangement to the undelivered elements, such as professional services, training and maintenance based on vender-specific objective evidence of fair value. Revenues allocated to the undelivered elements are deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license), under the residual method. Vendor-specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e. hourly time and material rates charged for consulting services when sold separately from a software license and the optional renewal rates charged by the Company for maintenance arrangements).

     If an element of the license agreement has not been delivered, revenue for the element is deferred based on its vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Amounts allocated to license revenues under the residual method are recognized at the time of delivery of the software when vendor-specific objective evidence of fair value exists for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met.

     Revenues from professional services are comprised of consulting, implementation services and training. Consulting services are generally sold on a time-and-materials basis and include services such as installation and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e. the services do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction. Revenues for professional services and training are recognized when the services are performed.

     Maintenance revenues consist primarily of fees for providing when-and-if-available unspecified software upgrades and technical support over a specified term. Maintenance revenues are recognized on a straight-line basis over the term of the contract.

     SPSS offers (a) annual licenses with maintenance renewable annually, (b) perpetual licenses with both annual and multi-year maintenance, and (c) multi-year licenses with multi-year maintenance. Vendor-specific objective evidence does not exist for annual licenses with one year of maintenance. For perpetual license arrangements with one year of maintenance, vendor-specific objective evidence is established based on the renewal rate of maintenance (which is a set percentage of the total contract price, in accordance with Technical Practice Aids (TPA) 5100.55, Fair Value of PCS with a Consistent Renewal Percentage, But Varying Dollar Amounts, and Software Revenue Recognition). Vendor-specific objective evidence of fair value is not determinable for perpetual and multi-year arrangements with multi-year maintenance.

     SPSS licenses software, primarily to end users, on a perpetual basis and on an annual and multi-year basis. Under a perpetual license, the customer is granted an indefinite right to use the software. SPSS has a 60-day return policy for these types of licenses and the Company calculates its return allowance using a 12-month rolling average based on actual returns during the prior 12 months. Under an annual license, the customer is granted the right to use the software for one year and may not return or cancel during the first year.

     For each type of license, postcontract customer support (maintenance) is offered. Under perpetual licenses, it is the customer's option to renew maintenance each year. Under an annual license, the customer must renew the license and maintenance to continue to use the software. In both cases, SPSS contacts the customer two months before the scheduled renewal date to determine the customer's renewal intentions. If the customer indicates that it intends to renew the license, SPSS will issue a new invoice. In some cases, customers ultimately cancel a license even though they initially indicated a willingness to renew. These cancellations are tracked in a 12-month rolling average to determine the cancellation percentage that SPSS will accrue as its cancellation allowance.

 CAPITALIZATION OF CERTAIN SOFTWARE DEVELOPMENT COSTS

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

     As of January 1, 1998, SPSS adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During 1999, 2000 and 2001, SPSS capitalized $739,000, $1,229,000 and $2,024,000, respectively, and amortized $23,000, $40,000 and $438,000, respectively, of internal-use computer software.

 ACCOUNTS RECEIVABLE

     SPSS's management must make estimates of accounts receivable that will not be collected. SPSS performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness, as determined by SPSS's review of their current credit information. SPSS continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions established, SPSS cannot guarantee that it will continue to experience the same credit loss rates as in the past. If the financial condition of SPSS's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

 LONG-LIVED ASSETS

     SPSS assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors SPSS considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for SPSS's overall business and significant negative industry or economic trends.

     When SPSS determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, SPSS would use an estimate of undiscounted future cash flows to measure whether the asset is recoverable over its estimated useful life. If estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduced the carrying amount of the asset to its then fair value.

 INCOME TAXES

     SPSS recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SPSS regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While SPSS has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event SPSS were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should SPSS ascertain in the future that it is more likely than not that deferred tax assets will be realized in excess of the net deferred tax assets recorded, all or a portion of the $5,981,000 million valuation allowance would be reversed as a benefit to the provision for income taxes in the period such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

     Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $45,579,000 (including workforce of $469,000) and unamortized identifiable intangible assets in the amount of $18,825,000, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $659,000, $1,143,000 and $1,451,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of a long-lived asset. Statement No. 143 also requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long lived asset. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company has not yet determined the impact of the new accounting standard on its financial reporting.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for Impairment of Long-Lived Assets. The new standard supercedes FASB Statement No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30

(APB 30), Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB 30. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The provisions of SFAS No. 144 generally are to be applied prospectively, therefore, the adoption of this standard will not affect previously reported financial information. The Company does not expect the adoption of the new accounting standard to have a material effect on its financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from fluctuations in interest rates on borrowings under our unsecured line of credit that bears interest at either the prime rate or the Eurodollar rate. As of December 31, 2001, the Company had $1,175,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $11,750 of annual interest expense, assuming the same level of borrowing.

     The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly impacted by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations to currency exchange rates, the Company, from time-to-time, enters into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at December 31, 2001, management expects this would have a material adverse effect on the Company's financial results.

     The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time, the Company utilizes option contracts to minimize the impact of currency movements on receivables from its foreign subsidiaries. The terms of these contracts are generally less than one year. At December 31, 2001, the Company's outstanding option contracts were insignificant.

     The Company's derivative instruments do not qualify for hedge accounting treatment under FAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments are recognized in income in each financial reporting period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SPSS INC. AND SUBSIDIARIES

                                     INDEX

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    31
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................    32
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001..........................    33
Consolidated Statements of Comprehensive Income (Loss) for
  the years ended December 31, 1999, 2000 and 2001..........    34
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 2000 and 2001..............    35
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................    36
Notes to Consolidated Financial Statements..................    37
Consolidated Financial Statement Schedule:
Schedule II  Valuation and qualifying accounts..............    60

Schedules not filed

All schedules other than that indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
SPSS Inc.:

     We have audited the consolidated financial statements of SPSS Inc. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPSS Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/  KPMG LLP

Chicago, Illinois
March 28, 2002

                           SPSS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,        DECEMBER 31,
                                                                  2000                2001
                                                              -------------       -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 27,887            $ 21,400
  Marketable securities.....................................      10,849               9,792
  Accounts receivable, net of allowances of $3,542 in 2000
    and $4,050 in 2001......................................      72,611              50,086
  Inventories, net..........................................       3,936               3,217
  Deferred income taxes.....................................      10,334              22,200
  Prepaid expenses and other current assets.................       7,336              11,800
                                                                --------            --------
         Total current assets...............................     132,953             118,495
                                                                --------            --------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
  Land and building.........................................       1,551               2,311
  Furniture, fixtures, and office equipment.................       9,141              11,403
  Computer equipment and software...........................      38,431              55,896
  Leasehold improvements....................................       8,916              12,225
                                                                --------            --------
                                                                  58,039              81,835
  Less accumulated depreciation and amortization............      32,931              48,453
                                                                --------            --------
Net property, equipment and leasehold improvements..........      25,108              33,382
                                                                --------            --------
Restricted cash.............................................          --               2,080
Capitalized software development costs, net of accumulated
  amortization..............................................      16,142              24,671
Goodwill, net of accumulated amortization...................       8,106              45,110
Intangibles, net............................................       1,652              18,825
Other assets................................................       5,538               9,447
                                                                --------            --------
                                                                $189,499            $252,010
                                                                ========            ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable.............................................    $ 16,000            $  1,175
  Accounts payable..........................................       9,901               9,786
  Accrued royalties.........................................         986               1,380
  Accrued rent..............................................       1,438               1,410
  Merger consideration......................................          --               3,379
  Other accrued liabilities.................................      13,388              23,133
  Income taxes and value added taxes payable................       3,245               4,597
  Customer advances.........................................         442                 872
  Deferred revenues.........................................      42,183              47,145
                                                                --------            --------
         Total current liabilities..........................      87,583              92,877
                                                                --------            --------
Deferred income taxes.......................................       1,943               1,943
Merger consideration........................................          --              21,587
Other non-current liabilities...............................       1,967               1,833
Minority interest...........................................          --                 497
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 50,000,000 shares
    authorized; 13,632,445 and 16,716,481 shares issued and
    outstanding in 2000 and 2001, respectively..............         136                 167
  Additional paid-in capital................................      86,960             146,099
  Accumulated other comprehensive loss......................      (3,108)             (7,311)
  Deferred compensation.....................................        (338)                 --
  Retained earnings (accumulated deficit)...................      15,550              (5,682)
                                                                --------            --------
         Total stockholders' equity.........................      99,200             133,273
                                                                --------            --------
                                                                $189,499            $252,010
                                                                ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          2000          2001
                                                        -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Net revenues:
  Analytical solutions................................  $    17,540   $    31,246   $    30,426
  Market research.....................................       32,674        29,688        30,350
  Statistics..........................................       91,716        78,846        74,940
  ShowCase............................................       39,523        46,334        40,840
                                                        -----------   -----------   -----------
Net revenues..........................................      181,453       186,114       176,556
Operating expenses:
  Cost of revenues....................................       16,500        16,268        19,835
  Sales and marketing.................................       98,824       115,074       112,027
  Research and development............................       30,465        32,896        32,305
  General and administrative..........................       14,239        14,045        13,580
  Special general and administrative charges..........           --            --        14,739
  Merger-related......................................        1,611            --        10,139
  Acquired in-process technology......................          128            --         2,288
                                                        -----------   -----------   -----------
Operating expenses....................................      161,767       178,283       204,913
                                                        -----------   -----------   -----------
Operating income (loss)...............................       19,686         7,831       (28,357)
                                                        -----------   -----------   -----------
Other income (expense):
  Net interest and investment income (expense)........          739         1,096          (400)
  Other...............................................          304         1,222          (821)
                                                        -----------   -----------   -----------
Other income (expense)................................        1,043         2,318        (1,221)
                                                        -----------   -----------   -----------
Income (loss) before income taxes and minority
  interest............................................       20,729        10,149       (29,578)
Income tax expense (benefit)..........................        7,492         4,234        (7,986)
                                                        -----------   -----------   -----------
Income (loss) before minority interest................       13,237         5,915       (21,592)
Minority interest.....................................           --            --           360
                                                        -----------   -----------   -----------
Net income (loss).....................................  $    13,237   $     5,915   $   (21,232)
                                                        ===========   ===========   ===========
Basic net income (loss) per share.....................  $      1.05   $      0.44   $     (1.52)
                                                        ===========   ===========   ===========
Shares used in computing basic net income (loss) per
  share...............................................   12,562,316    13,372,917    13,927,048
                                                        ===========   ===========   ===========
Diluted net income (loss) per share...................  $      0.98   $      0.41   $     (1.52)
                                                        ===========   ===========   ===========
Shares used in computing diluted net income (loss) per
  share...............................................   13,503,848    14,326,552    13,927,048
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999      2000       2001
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
Net income (loss)...........................................  $$13,237  $ 5,915   $(21,232)
Other comprehensive income (loss) net of tax:
  Foreign currency translation adjustment...................      834    (3,107)    (4,368)
  Unrealized holding gain on marketable securities..........      172         4        165
                                                              -------   -------   --------
Comprehensive income (loss).................................  $$14,243  $ 2,812   $(25,270)
                                                              =======   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999        2000         2001
                                                              ---------   ---------   ----------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Common stock, $.01 par value:
  Balance at beginning of period............................   $   120     $   132     $    136
  Sale of 30,131, 30,038 and 28,832 shares of common stock
    to the Employee Stock Purchase Plans in 1999, 2000 and
    2001, respectively......................................        --          --           --
  Stock issued pursuant to public offering..................        10          --           --
  Net proceeds from sale of 300,300 shares of common stock
    to Siebel Systems, Inc..................................        --          --            3
  Issuance of 158,228 shares of common stock for the
    purchase of business from AOL...........................        --          --            2
  Issuance of 2,294,065 shares of common stock for the
    purchase of NetGenesis Corp.............................        --          --           23
  Exercise of stock options and other.......................         2           4            3
                                                               -------     -------     --------
  Balance at end of period..................................   $   132     $   136     $    167
                                                               -------     -------     --------
Additional paid-in capital:
  Balance at beginning of period............................   $54,091     $80,081     $ 86,960
  Sale of 30,131, 30,038 and 28,832 shares of common stock
    to the Employee Stock Purchase Plans in 1999, 2000 and
    2001, respectively......................................       762         725          512
  Stock issued pursuant to public offering..................    24,340          --           --
  Net proceeds from sale of 300,300 shares of common stock
    to Siebel Systems, Inc..................................        --          --        4,997
  Issuance of 158,228 shares of common stock for the
    purchase of business from AOL...........................        --          --        2,998
  Merger consideration to be settled through the issuance of
    common stock............................................        --          --        9,000
  Issuance of 2,294,065 shares of common stock for the
    purchase of NetGenesis Corp.............................        --          --       39,308
  Exercise of stock options and other.......................       325       4,091        1,772
  Stock-based compensation..................................       152         304           --
  Stock options issued to consultant........................        60          --           --
  Income tax benefit related to stock options...............       351       1,759          552
                                                               -------     -------     --------
  Balance at end of period..................................   $80,081     $86,960     $146,099
                                                               -------     -------     --------
Accumulated other comprehensive income (loss):
  Balance at beginning of period............................   $(1,011)    $    (5)    $ (3,108)
  Foreign currency translation adjustment...................       834      (3,107)      (4,368)
  Unrealized holding gain on marketable securities..........       172           4          165
                                                               -------     -------     --------
  Balance at end of period..................................   $    (5)    $(3,108)    $ (7,311)
                                                               -------     -------     --------
Deferred compensation:
  Balance at beginning of period............................   $  (322)    $  (426)    $   (338)
  Deferred compensation.....................................      (152)         --           --
  Stock options issued to consultant........................       (60)         --           --
  Amortization of deferred compensation.....................       108          88          338
                                                               -------     -------     --------
  Balance at end of period..................................   $  (426)    $  (338)    $     --
                                                               -------     -------     --------
Retained earnings (accumulated deficit):
  Balance at beginning of period............................   $(4,811)    $ 8,426     $ 15,550
  Net income (loss).........................................    13,237       5,915      (21,232)
  Adjustment to conform fiscal years of pooled business.....        --       1,209           --
                                                               -------     -------     --------
  Balance at end of period..................................   $ 8,426     $15,550     $ (5,682)
                                                               -------     -------     --------
Total stockholders' equity..................................   $88,208     $99,200     $133,273
                                                               =======     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999        2000         2001
                                                              ---------   ---------   ----------
                                                                        (IN THOUSANDS)
Cash Flows from operating activities:
  Net income (loss).........................................  $  13,237   $   5,915   $  (21,232)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................      9,660      11,957       13,688
    Provision for returns and doubtful accounts, net of
      returns and write-offs................................        (90)         --           --
    Compensation expense related to options.................        108         392          338
    Deferred income taxes...................................        431      (7,122)     (11,413)
    Gain on sale of product line............................         --      (1,397)          --
    Income tax benefit from stock options exercised.........        351       1,759          552
    Write-off of acquired in-process technology.............        128          --        2,288
    Write-off of technology made redundant as a result of
      acquisition...........................................  $      --          --        3,638
    Write-off of internal use software......................         --          --        4,160
    Write-down of cost-basis investments....................         --          --        1,233
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Accounts receivable...................................     (9,774)    (20,862)      23,085
      Inventories...........................................        (24)     (1,541)         719
      Prepaid expenses and other current assets.............       (672)     (1,638)      (3,792)
      Restricted cash.......................................         --          --        2,080
      Accounts payable......................................       (642)      2,907         (563)
      Income taxes payable..................................       (295)        293           --
      Accrued royalties.....................................        (83)         44          339
      Accrued expenses......................................     (1,996)     (1,160)       3,147
      Accrued income taxes..................................     (2,213)        419          582
      Deferred revenue......................................       (628)     18,307        2,878
      Other.................................................     (1,445)     (1,299)      (3,539)
                                                              ---------   ---------   ----------
Net cash provided by operating activities...................      6,053       6,974       18,188
                                                              ---------   ---------   ----------
Cash flows from investing activities:
  Capital expenditures, net.................................     (5,162)    (13,684)     (17,423)
  Purchase of marketable securities.........................   (133,496)   (152,138)     127,620
  Proceeds from maturities and sale of marketable
    securities..............................................    115,571     159,680     (116,764)
  Divesture of product line/affiliate, net..................         --       1,700           --
  Purchase of cost-basis investment.........................         --      (1,450)          --
  Illumitek cash upon consolidation.........................         --          --          153
  Capitalized software development costs....................     (5,597)     (7,602)     (18,592)
  Acquisition earn-out payments.............................         --      (3,882)      (2,827)
  Payment related to acquisition............................        (83)         --       (2,813)
  Cash received in merger with NetGenesis...................  $      --          --       13,908
                                                              ---------   ---------   ----------
Net cash used in investing activities.......................    (28,767)    (17,376)     (16,738)
                                                              ---------   ---------   ----------
Cash flows from financing activities:
  Net (repayments) borrowings under line-of-credit
    agreements..............................................        (48)      7,000      (14,825)
  Proceeds from issuance of common stock....................      1,089       4,820        7,287
  Proceeds from initial public offering, net of expenses....     24,350          --           --
  Payments under capital lease obligations..................       (134)        (80)          --
                                                              ---------   ---------   ----------
Net cash provided by financing activities...................     25,257      11,740       (7,538)
                                                              ---------   ---------   ----------
Effect of exchange rate on cash.............................        707      (3,107)        (399)
Adjust to conform fiscal years of pooled businesses.........         --       1,209           --
Net change in cash and cash equivalents.....................      3,250        (560)      (6,487)
Cash and cash equivalents at beginning of period............     25,197      28,447       27,887
                                                              ---------   ---------   ----------
Cash and cash equivalents at end of period..................  $  28,447   $  27,887   $   21,400
                                                              =========   =========   ==========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $     959   $   1,063   $    1,041
  Income taxes paid.........................................     12,093       9,363        8,630
  Cash received from income tax refunds.....................         26         234        1,736
  Supplemental disclosures of noncash investing
    activity -- Issuance of common stock for acquisitions...         --          --       42,331
                                                              =========   =========   ==========

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

  (b) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of SPSS Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the consolidated financial statements include the operating results of Illumitek, Inc., a 50% owned joint-venture, from October 1, 2001 (see Note 6).

  (c) USE OF ESTIMATES

     Management of SPSS has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  (d) SOFTWARE REVENUE RECOGNITION

     The Company applies AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, which specifies the criteria that must be met prior to SPSS recognizing revenues from software sales.

     SPSS's policy is to record revenue only when these criteria are met:

          (a) Persuasive evidence of an arrangement exists -- SPSS and the customer have executed a written agreement, contract or other evidence of an arrangement.

          (b) Delivery has occurred -- Product has been shipped or delivered to customer, depending on the applicable terms. SPSS's standard contract does not contain acceptance clauses. In the event that SPSS modifies the terms of its standard contract to provide that final delivery is contingent upon the customer accepting the applicable product, SPSS does not recognize revenue for that product until the customer has accepted the product.

          (c) The vendor's fee is fixed or determinable -- The arrangement indicates the price of the license and the number of users, and the related payment terms are within one year of delivery of the software.

                           SPSS INC. AND SUBSIDIARIES

          (d) Collectibility is probable -- SPSS sells to customers it deems creditworthy. Standard terms for payment are 30 days. SPSS periodically extends payment terms to three to six months, but does not extend payment terms past one year.

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

     Revenues from fixed-price contracts are recognized using the percentage-of-completion method of contract accounting as services are performed to develop, customize and install the Company's software products. The percentage completed is measured by the percentage of labor hours incurred to date in relation to estimated total labor hours for each contract. Management considers labor hours to be the best available measure of progress on these contracts.

     SPSS enters into arrangements which may consist of the sale of (a) licenses of the Company's software, (b) professional services and maintenance or (c) various combinations of each element. Revenues are recognized based on the residual method under SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, when an agreement has been signed by both parties, delivery of the product has occurred, the fees are fixed or determinable, collection of the fees is probable and no other significant obligations remain. Historically, the Company has not experienced significant returns or offered exchanges of its products.

     For multiple element arrangements, each element of the arrangement is analyzed and SPSS allocates a portion of the total fee under the arrangement to the undelivered elements, such as professional services, training and maintenance based on vendor-specific objective evidence of fair value. Revenues allocated to the undelivered elements are deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license), under the residual method. Vendor-specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e. hourly time and material rates charged for consulting services when sold separately from a software license and the optional renewal rates charged by the Company for maintenance arrangements).

     If an element of the license agreement has not been delivered, revenue for the element is deferred based on its vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Amounts allocated to license revenues under the residual method are recognized at the time of delivery of the software when vendor-specific objective evidence of fair value exists for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met.

     Revenues from professional services are comprised of consulting, implementation services and training. Consulting services are generally sold on a time-and-materials basis and include services such as installation and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e. the services do not involve significant production, modification or

                           SPSS INC. AND SUBSIDIARIES
customization of the software or building complex interfaces) of any other element of the transaction. Revenues for professional services and training are recognized when the services are performed.

     SPSS does not have non-fixed price multiple element arrangements that include software and consulting arrangements. These are typically "time and materials" arrangements that list expected total cost for the services. The services typically consist of assisting the customer in "cleaning" and organizing its data prior to the use of the software, or creating customized reports for the customer. These services may be performed by any number of firms and have no direct bearing on the customer's use of the software. If the customer chooses, it does not have to have SPSS perform any work on its data prior to installation and it does not have to have any additional reports created for its business.

     Maintenance revenues consist primarily of fees for providing when-and-if-available unspecified software upgrades and technical support over a specified term. Maintenance revenues are recognized on a straight-line basis over the term of the contract.

     SPSS offers (a) annual licenses with maintenance renewable annually, (b) perpetual licenses with both annual and multi-year maintenance, and (c) multi-year licenses with multi-year maintenance. Vendor-specific objective evidence does not exist for annual licenses with one year of maintenance. For perpetual license arrangements with one year of maintenance, vendor-specific objective evidence is established based on the renewal rate of maintenance (which is a set percentage of the total contract price, in accordance with Technical Practice Aids (TPA) 5100.55, Fair Value of PCS with a Consistent Renewal Percentage, but Varying Dollar Amounts, and Software Revenue Recognition). Vendor-specific objective evidence of fair value is not determinable for perpetual and multi-year arrangements with multi-year maintenance.

     SPSS licenses software, primarily to end users, on a perpetual basis and on an annual and multi-year basis. Under a perpetual license, the customer is granted an indefinite right to use the software. SPSS has a 60-day return policy for these types of licenses and the Company calculates its return allowance using a 12-month rolling average based on actual returns during the prior 12 months. Under an annual license, the customer is granted the right to use the software for one year and may not return or cancel during the first year.

     For each type of license, postcontract customer support (maintenance) is offered. Under perpetual licenses, it is the customer's option to renew maintenance each year. Under an annual license, the customer must renew the license and maintenance to continue to use the software. In both cases, SPSS contacts the customer two months before the scheduled renewal date to determine the customer's renewal intentions. If the customer indicates that it intends to renew the license, SPSS will issue a new invoice. In some cases, customers ultimately cancel a license even though they initially indicated a willingness to renew. These cancellations are tracked in a 12-month rolling average to determine the cancellation percentage that SPSS will accrue as its cancellation allowance.

     During 2000 and 2001, the Company concurrently purchased software licenses from and sold software licenses to several customers. The Company utilizes the purchased technology internally and had the ability to determine the fair value of the licenses sold. The Company recorded revenues of $1,130,000 and $2,680,000 during 2000 and 2001, respectively, related to these sales.

     During 2000, the AICPA staff released several TPA's for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of SOP 97-2. As a result of the issuance of these TPA's, SPSS performed a comprehensive review of their revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis beginning in the fourth quarter of 2000, SPSS applied the standards set forth in TPA 5100.53 -- Fair value of PCS in a short-term time-based license and software revenue recognition and TPA 5100.68 -- Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPA's, SPSS recognized the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms

                           SPSS INC. AND SUBSIDIARIES
ratable over the term of the contract. The Company recorded a one-time adjustment of approximately $16,975,000 to defer revenue for contracts entered into during the fourth quarter of 2000.

  (e) SOFTWARE DEVELOPMENT COSTS

     Software development costs incurred by SPSS in connection with the Company's long-term development projects are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SPSS has not capitalized software development costs relating to development projects where the net realizable value is of short duration, as the effect would be immaterial. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value.

     SPSS applies SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During 1999, 2000 and 2001 SPSS capitalized $739,000, $1,229,000 and $2,024,000, respectively, and amortized $23,000, $40,000 and $438,000, respectively, of internal-use computer software.

  (f) EARNINGS PER SHARE

     Basic earnings per share ("EPS") is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted EPS is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents.

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1999          2000           2001
                                                       -----------   -----------   ------------
BASIC EPS
Net income (loss)....................................  $13,237,000   $ 5,915,000   $(21,232,000)
Weighted-average number of common shares
  outstanding........................................   12,562,316    13,372,917     13,927,048
Basic EPS............................................  $      1.05   $      0.44   $      (1.52)
                                                       ===========   ===========   ============
DILUTED EPS
Net income (loss)....................................  $13,237,000   $ 5,915,000   $(21,232,000)
Weighted-average number of common shares
  outstanding........................................   12,562,316    13,372,917     13,927,048
Effect of dilutive securities-stock options..........      941,532       953,635             --
                                                       -----------   -----------   ------------
Weighted-average number of common shares and common
  share equivalents that would be issued upon
  exercise...........................................   13,503,848    14,326,552     13,927,048
                                                       -----------   -----------   ------------
Diluted EPS..........................................  $      0.98   $      0.41   $      (1.52)
Anti-dilutive shares not included in diluted EPS
  calculation........................................      157,753        85,357      1,123,953
                                                       ===========   ===========   ============

     Had SPSS recorded net income during 2001, 1,324,991 stock options would have been included in the total weighted-average number of shares outstanding.

  (g) DEPRECIATION AND AMORTIZATION

     Depreciation of buildings is provided over thirty years on a straight-line method. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which range from

                           SPSS INC. AND SUBSIDIARIES
three to eight years. Leasehold improvements are amortized on the straight-line method over the remaining terms of the respective leases. Capitalized software costs are amortized on a straight-line method over three to five years based upon the expected life of each product. This method results in greater amortization than the method based upon the ratio of current year gross product revenue to current and anticipated future gross product revenue.

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

  (i) STOCK OPTION PLANS

     The Company accounts for its stock options under the provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in SFAS 123 had been applied. Under APB 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS 123.

  (j) INVENTORIES

     Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  (k) GOODWILL AND INTANGIBLE ASSETS

     The excess of the cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 10 to 15 years. Accumulated amortization was $2,718,000 and $3,880,000 as of December 31, 2000 and 2001, respectively.

     Beginning July 1, 2001, the Company adopted SFAS 141, Business Combinations. Accordingly, goodwill arising from business combinations completed prior to July 1, 2001 will be amortized through December 31, 2001 and beginning January 1, 2002, will no longer be amortized but will be tested for impairment at least annually. Goodwill arising from the acquisitions of a business from America Online, Inc. and NetGenesis Corp. completed subsequent to July 1, 2001 will not be amortized but will be tested for impairment at least annually. See
(t) below.

  (l) FOREIGN CURRENCY TRANSLATION

     The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rates during the period. The gains or losses resulting from such translation are

                           SPSS INC. AND SUBSIDIARIES
included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in "other income and expense" in the consolidated statement of operations.

  (m) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of financial instruments were not materially different from their carrying values.

  (n) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of three months or less.

  (o) RESTRICTED CASH

     Restricted cash consists of deposits held at major financial institutions as collateral for letters of credit that secure the Company's office leases and leases of certain of the Company's fixed assets.

  (p) MARKETABLE SECURITIES

     All marketable securities are classified as available-for-sale and available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair values based upon market quotes with unrealized holding gains or losses reported as a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion is included in net interest and investment income (expense).

  (q) LONG-LIVED ASSETS

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated. Factors leading to impairment include a combination of significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for SPSS's overall business and significant negative industry or economic trends. The assessment of recoverability is based on management's estimate. Impairment is measured by comparing the carrying value to the estimated and undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. SPSS has determined that as of December 31, 2001, there has been no impairment in the carrying values of long-lived assets.

  (r) ADVERTISING EXPENSES

     Advertising expenses are charged to operations during the year in which they are incurred. The total amount of advertising expenses charged to operations was $3,557,000, $2,623,000 and $2,565,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

  (s) RECLASSIFICATIONS

     Where appropriate, some items relating to the prior years have been reclassified to conform to the presentation in the current year.

                           SPSS INC. AND SUBSIDIARIES

  (t) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS 141, Business Combinations, (SFAS 141) and SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121 and subsequently, SFAS 144 after its adoption. The Company adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS 142.

     Upon adoption of SFAS 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption of SFAS 142, the Company expects to have unamortized goodwill in the amount of $45,579,000 (including workforce of $469,000) and unamortized identifiable intangible assets in the amount of $18,825,000, all of which will be subject to the transition provisions of SFAS
142. Amortization expense related to goodwill was $659,000, $1,143,000 and $1,451,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and

                           SPSS INC. AND SUBSIDIARIES

142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of a long-lived asset. Statement 143 also requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long lived asset. Enterprises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company has not yet determined the impact of the new accounting standard on its financial reporting.

     In August 2001, the FASB issued SFAS 144 (SFAS 144), Accounting for Impairment of Long-Lived Assets. The new standard supercedes FASB Statement 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify as asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB 30), Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB 30. The provisions of SFAS 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The provisions of SFAS 144 generally are to be applied prospectively, therefore, the adoption of this standard will not affect previously reported financial information. The Company has not yet determined the impact of the new accounting standard on its financial reporting.

(2) DOMESTIC AND FOREIGN OPERATIONS

     The net assets, net revenues and net income of international subsidiaries as of and for the years ended December 31, 1999, 2000 and 2001 included in the consolidated financial statements are summarized as follows:

                                                             DECEMBER 31,
                                                ---------------------------------------
                                                   1999          2000          2001
                                                -----------   -----------   -----------
Working capital...............................  $18,703,000   $26,616,000   $22,653,000
                                                ===========   ===========   ===========
Excess of noncurrent assets over noncurrent
  liabilities.................................  $ 4,391,000   $ 5,939,000   $ 8,337,000
                                                ===========   ===========   ===========
Net revenues..................................  $83,382,000   $80,143,000   $88,064,000
                                                ===========   ===========   ===========
Net income....................................  $ 4,639,000   $ 6,874,000   $ 9,531,000
                                                ===========   ===========   ===========

                           SPSS INC. AND SUBSIDIARIES

     Net revenues(1) per geographic region are summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1999           2000           2001
                                             ------------   ------------   ------------
United States..............................  $ 98,071,000   $105,971,000   $ 88,492,000
United Kingdom.............................    27,096,000     25,113,000     25,938,000
The Netherlands............................    13,505,000      9,989,000     14,524,000
Japan......................................    11,900,000     13,346,000     14,919,000
Germany....................................    11,573,000      9,727,000     10,623,000
France.....................................     3,528,000      3,927,000      6,417,000
Other......................................    15,780,000     18,041,000     15,643,000
                                             ------------   ------------   ------------
                                             $181,453,000   $186,114,000   $176,556,000
                                             ============   ============   ============

---------------

(1) Revenues are attributed to countries based on point-of-sale.

     Long-lived assets per geographic region are summarized as follows:

                                                             DECEMBER 31,
                                               ----------------------------------------
                                                  1999          2000           2001
                                               -----------   -----------   ------------
United States................................  $35,661,000   $50,696,000   $122,215,000
United Kingdom...............................    1,968,000     2,782,000      5,800,000
The Netherlands..............................      224,000       240,000        244,000
Japan........................................    1,066,000       936,000      1,475,000
Germany......................................      211,000       319,000        258,000
France.......................................      357,000       343,000        398,000
Other........................................      931,000     1,230,000     31,435,000
                                               -----------   -----------   ------------
                                               $40,418,000   $56,546,000   $ 31,435,000
                                               ===========   ===========   ============

(3) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

     Activity in capitalized software is summarized as follows:

                                                             DECEMBER 31,
                                                ---------------------------------------
                                                   1999          2000          2001
                                                -----------   -----------   -----------
Balance, net -- beginning of year.............  $10,658,000   $13,078,000   $16,142,000
Additions.....................................    3,961,000     7,018,000    15,300,000
Product translations..........................    1,641,000       501,000     1,004,000
Write-down to net realizable value............           --            --    (3,638,000)
Sale of assets................................           --      (294,000)           --
Amortization expense charged to cost of
  revenues....................................   (3,182,000)   (4,161,000)   (4,137,000)
                                                -----------   -----------   -----------
Balance, net -- end of year...................  $13,078,000   $16,142,000   $24,671,000
                                                ===========   ===========   ===========

                           SPSS INC. AND SUBSIDIARIES

     The components of net capitalized software are summarized as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          2001
                                                             -----------   -----------
Product translations.......................................  $ 2,489,000   $ 2,729,000
Acquired software technology...............................    5,477,000    10,608,000
Capitalized software development costs.....................    8,176,000    11,334,000
                                                             -----------   -----------
Balance, net -- end of year................................  $16,142,000   $24,671,000
                                                             ===========   ===========

     Total software development expenditures, including amounts expensed as incurred, amounted to approximately $36,062,000, $40,498,000 and $48,609,000, for the years ended December 31, 1999, 2000 and 2001, respectively.

     Included in acquired software technology at December 31, 2000 and 2001 is $1,337,000 and $892,000, respectively, of technology resulting from the purchase of Surveycraft Party Ltd. and Integral Solutions Ltd. (both of which occurred in
1998) and the VerbaStat product, respectively (see Note 5).

     Included in acquired software technology at December 31, 2001 is $5,141,000 of technology net of accumulated amortization resulting from the merger with NetGenesis Corp. and the acquisition of AOL/DMS technology (see Note 5) and the investment in Illumitek (see Note 6).

(4) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31,:

                                            2000         2001           USEFUL LIVES
                                         ----------   -----------   ---------------------
                                                                    10
Copyrights and trademarks..............  $  425,000   $ 2,232,000   years -- indefinite
Customer relationships.................   1,200,000     1,685,000   5-10 years
Sample related to AOL transaction......          --    15,200,000   4 years
Workforce..............................     695,000       695,000   5 years
                                         ----------   -----------
                                          2,320,000    19,812,000
Less accumulated amortization..........    (668,000)     (987,000)
                                         ----------   -----------
                                         $1,652,000   $18,825,000
                                         ==========   ===========

     On January 1, 2002, workforce will be included in goodwill in accordance with SFAS 142.

(5) ACQUISITIONS AND DIVESTITURES

  ACQUISITIONS

     On November 29, 1999, SPSS acquired all of the outstanding shares of capital stock of Vento Software, Inc. ("Vento"), a corporation incorporated under the laws of Florida, from the shareholders of Vento in exchange for 546,060 shares of Common Stock in a stock acquisition accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if SPSS and Vento had been combined for all periods presented. In the fourth quarter of 1999, SPSS recorded charges of approximately $1,611,000 representing merger-related costs for expenses relating to management and sales force restructuring, employee sign-on bonuses, professional fees and various other expenses. Vento was an analytical solutions company whose assets include the VentoMap product line, a series of industry-specific software products for business performance measurement, and a proprietary methodology for the delivery of related professional services.

                           SPSS INC. AND SUBSIDIARIES

     On December 24, 1999, SPSS acquired certain assets related to the VerbaStat software program from DataStat, S.A., a corporation organized under the laws of Belgium, for approximately $1,000,000 plus transaction costs. VerbaStat is a software tool for computer aided coding of open-ended survey questions.

     The following summary presents information concerning the purchase price allocation for the VerbaStat acquisition accounted for under the purchase price method for the year ended December 31, 1999.

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

     On February 26, 2001, the Company acquired all of the outstanding shares of capital stock of ShowCase Corporation (ShowCase), in exchange for approximately 3,725,000 shares of common stock, which had a market value of approximately $63,958,000 at the time of the acquisition. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated as if the combining companies had been combined for all periods presented. Merger costs relating to the acquisition amounted to approximately $10.5 million. These costs included investment banking fees, legal and other professional fees, employee severance payments and various other expenses.

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

     On October 22, 2001, SPSS entered into a strategic alliance with America Online, Inc. (AOL) through its Digital Marketing Services (DMS) subsidiary, in which SPSS has acquired certain operating assets and the exclusive rights to distribute survey sample data drawn from AOL members and users of AOL's other interactive properties. The agreement will provide SPSS additional opportunities to market its products to market research partners and provide revenues from services provided to current and future customers. SPSS will pay AOL $42 million in consideration over four years and assume primary responsibility for servicing the current group of AOL market research partners. Consideration due to AOL will be in the form of $12 million of SPSS common stock and $30 million in cash. The cash portion is payable in 15 equal quarterly installments of $1,812,500 over a four year period with the initial payment being $2,812,500, which was paid in October 2001. The common stock consideration will be paid in annual installments of $3 million of SPSS common stock based upon the then current fair value. The first installment, calculated to be 158,228 shares, was issued in October 2001. Subsequent issuances of common stock will result in a transfer of the par value of shares issued from additional paid-in capital to common stock. Through DMS, AOL will provide SPSS with online survey respondents ("Sample") who have been provided incentives to participate in online studies as well as transfer to SPSS the software and other assets essential to operating the business. Sample provided by AOL will be expensed as incurred. Sample provided by AOL in excess of committed annual thresholds established in the agreement will be paid by SPSS at the completion of the annual period. The original term of the agreement to provide Sample exclusively to SPSS is four years and is subject to renewal. Either party may terminate this portion of the agreement upon certain events as described in the agreement. The purchase price was allocated to the estimated fair value of the assets received based upon a third party valuation and are summarized as follows:

                                    PURCHASED                                 PURCHASE
COMPANY NAME                         SOFTWARE     GOODWILL       SAMPLE         PRICE
------------                        ----------   -----------   -----------   -----------
AOL...............................  $2,000,000   $22,382,105   $15,200,000   $39,582,105

     Pro forma adjustments and results were not significant to the SPSS results of operations.

                           SPSS INC. AND SUBSIDIARIES

     On October 26, 2001, SPSS Inc., Red Sox Acquisition Corp., and NetGenesis Corp., each Delaware corporations, entered into an Agreement and Plan of Merger under which NetGenesis shareholders would receive 0.097 shares of SPSS common stock for each share of NetGenesis common stock upon the closing of the transaction. This share exchange ratio for the merger was established through negotiations between SPSS and NetGenesis. The closing of the merger occurred on December 21, 2001 with SPSS issuing approximately 2,294,065 shares of common stock for substantially all the outstanding shares of NetGenesis. The merger was accounted for as a purchase. Prior to the merger with SPSS, NetGenesis was the leading provider of E-Metrics solutions for Global 2000 companies. The combination of SPSS Inc. and NetGenesis technology and expertise expands SPSS's offerings to include a new, more powerful set of online analytical capabilities, combining online and offline data analysis in one comprehensive offering, from one organization. SPSS plans to integrate NetGenesis into and operate it as part of its CustomerCentric Solutions organization. The purchase price was allocated to the estimated fair value of the assets received and liabilities assumed based upon a third party valuation and are summarized as follows:

                                                                TRADEMARKS
                                     ACQUIRED                       AND            NET
                       PURCHASED    IN-PROCESS                   CUSTOMER       TANGIBLE      PURCHASE
COMPANY NAME            SOFTWARE    TECHNOLOGY    GOODWILL     RELATIONSHIPS     ASSETS         PRICE
------------           ----------   ----------   -----------   -------------   -----------   -----------
NetGenesis Corp......  $2,464,000   $2,288,000   $11,851,000    $2,292,000     $24,374,000   $43,269,000

     The following unaudited pro forma financial information presents the combined net revenues and net income (loss) of SPSS and NetGenesis as if the acquisition had occurred as of the beginning of 2000 and reflects the NetGenesis results up to the acquisition in 2001. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had SPSS and NetGenesis constituted a single entity during such periods.

                                                               2000           2001
                                                           ------------   ------------
                                                                   (UNAUDITED)
Net revenues:
SPSS.....................................................  $186,114,000   $176,556,000
NetGenesis...............................................    24,803,000     13,292,000
                                                           ------------   ------------
     Total...............................................  $210,917,000   $189,848,000
Net income (loss):
SPSS.....................................................  $  5,915,000   $(21,232,000)
NetGenesis...............................................   (22,849,000)   (43,975,000)
                                                           ------------   ------------
     Total...............................................  $(16,934,000)  $(65,207,000)
Basic and diluted net loss per share.....................        $(1.09)        $(4.02)
Shares used in computing basic net loss per share........    15,673,000     16,227,000

     Merger costs of approximately $3,802,000 were recorded as a result of fourth quarter acquisitions. These costs include employee severance, consulting and finder fee expenses and various other expenses (See note 12).

  DIVESTITURES

     On May 11, 2000, SPSS sold substantially all of the assets of its QI Analyst business to Wonderware Corporation for approximately $2,000,000, recording a gain in other income of $1,397,000.

                           SPSS INC. AND SUBSIDIARIES

(6) INVESTMENT IN CONSOLIDATED SUBSIDIARY

     On March 30, 2001, SPSS purchased 50% of the outstanding shares of common stock of Illumitek, Inc. (Illumitek) for $2,000,000. Subsequent to SPSS's initial investment, SPSS issued Illumitek a note receivable of $3,250,000 which is due on December 31, 2004. At its option, Illumitek may make payment under the note in the form of cash or by issuing additional shares of common stock to SPSS. SPSS accounted for this investment under the equity method of accounting from the date of purchase through September 30, 2001. The Company recorded its share of Illumitek's losses for the six months ended September 30, 2001 of $1,121,000 in the consolidated statements of operations. In the fourth quarter of 2001, SPSS began advancing Illumitek funds to meet ongoing obligations, took a more active role in day-to-day management of Illumitek and directed Illumitek management to implement various cost-cutting and restructuring measures. As a result, in the fourth quarter of 2001, SPSS changed the accounting for the investment in Illumitek from the equity method to consolidation. The consolidation of Illumitek increased revenues and reduced operating income by $71,000 and $681,000, respectively, during 2001.

(7) COMMITMENTS AND CONTINGENCIES

 OPERATING LEASES

     SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

     The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 2001:

YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                       -----------
2002........................................................   $ 9,721,000
2003........................................................     8,857,000
2004........................................................     8,032,000
2005........................................................     7,180,000
2006........................................................     5,612,000
Thereafter..................................................    15,738,000
                                                               -----------
                                                               $55,140,000
                                                               ===========

     Rent expense related to operating leases was approximately $7,422,000, $8,500,000 and $9,081,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

 HYPERION SOLUTIONS

     Through its strategic relationship with Hyperion Solutions, SPSS has the exclusive right to distribute the Essbase/400 software through its ShowCase division. Hyperion Solutions still maintains some limited distribution rights under the terms of the strategic relationship.

     ShowCase's exclusive Essbase/400 distribution rights are conditioned upon payment of minimum royalties. Hyperion Solutions also has the right to buy-back the distribution rights so long as it gives SPSS 12 months prior written notice of its intent to exercise the buy-back right. If SPSS does not make the minimum royalty payments, SPSS has the option of paying the remaining balance of the royalty payments to retain exclusive distribution rights. Further, if SPSS does not retain its exclusive distribution rights, SPSS must pay Hyperion Solutions minimum royalty payments to retain non-exclusive distribution rights to the Essbase/400 software.

                           SPSS INC. AND SUBSIDIARIES

  LITIGATION

     SPSS is not a party to any material legal proceedings. SPSS may become a party to various claims and legal actions arising in the ordinary course of business.

(8) MARKETABLE SECURITIES

     The Company invests its excess cash primarily in short and long-term investments which are classified as available-for-sale marketable securities. Of these investments, $1.7 million is restricted in connection with our leased facilities in Cambridge, MA. This restricted investment is classified as a long-term other asset. In calculating realized gains and losses, cost is determined using specific identification. We recorded no realized gains in 2000 or 2001. Unrealized gains and losses on short-term investments and marketable securities are excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 2000 and 2001, unrealized gains on short-term investments and marketable securities were $4,000 and $165,000, respectively.

     The following is a summary of marketable securities as of December 31, 2000:

                                                                            ESTIMATED
                                                                COST       FAIR VALUE
                                                             -----------   -----------
Corporate debt securities..................................  $10,845,000   $10,849,000
U.S. Government agency bonds...............................           --            --
                                                             -----------   -----------
Total debt securities......................................   10,845,000    10,849,000
Common stock...............................................           --            --
                                                             -----------   -----------
Total equity securities....................................  $10,845,000   $10,849,000
                                                             ===========   ===========

     The following is a summary of marketable securities as of December 31, 2001:

                                                                           ESTIMATED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
Corporate debt securities...................................  $6,307,000   $6,389,000
U.S. Government agency bonds................................   3,320,000    3,391,000
                                                              ----------   ----------
Total debt securities.......................................   9,627,000    9,780,000
Common stock................................................          --       12,000
                                                              ----------   ----------
Total equity securities.....................................  $9,627,000   $9,792,000
                                                              ==========   ==========

(9) OTHER ASSETS

     Other assets consist of the following at December 31,

                                                                 2000         2001
                                                              ----------   ----------
Investments in nonmarketable equity securities..............  $1,450,000   $  554,000
Investment in unconsolidated entity.........................   2,213,000           --
Deposit supporting letter of credit.........................          --    1,680,000
Deferred tax assets.........................................     777,000           --
Deposits....................................................      88,000      996,000
Note receivable, less current portion.......................          --    1,020,000
Employee notes receivable...................................          --      492,000
Software technology -- Illumitek............................          --    3,667,000
Other.......................................................   1,011,000    1,038,000
                                                              ----------   ----------
                                                              $5,539,000   $9,447,000
                                                              ==========   ==========

                           SPSS INC. AND SUBSIDIARIES

     Payments, reflecting principal and interest under the note receivable at December 31, 2001, are as follows: $110,000 in 2002; $120,000 in 2003; $240,000 in 2004; $360,000 in 2005 and the balance in 2006. The note carries interest at a rate of 100 basis points over the five year U.S. swap rate.

(10) OTHER NON-CURRENT LIABILITIES

     Significant components of the other non-current liabilities include the following:

     SPSS has a mortgage on its freehold property, which houses the SPSS Limited Quantime offices in London, England. The mortgage is held by Norwich Union Investment Management of Norwich, England and is a fixed 12.04%, 30-year mortgage expiring in January 2010. The annual principal and interest payments total British Pounds Sterling (GBP) 109,692 (approximately $160,000). The current portion of this debt is GBP 41,827 (approximately $61,000) and is included in "Other Accrued Liabilities" as of December 31, 2001. The non-current balance as of December 31, 2001 is GBP 509,165 (approximately $728,000).

     During August 2001, the Company entered into a settlement agreement related to a dispute over publication rights. Payments due under the settlement include a 2003 payment of $600,000.

(11) FINANCING ARRANGEMENTS

     The Company has a loan agreement with American National Bank and Trust Company of Chicago. Under the agreement, SPSS has an available $20,000,000 unsecured line of credit expiring on May 31, 2003. At December 31, 2001, SPSS had $1,175,000 in borrowings under this credit agreement. Borrowings against the line of credit bear interest at either the prime interest rate or the Eurodollar Rate (3.43% at December 31, 2001), depending on the circumstances. As of January 26, 2001, the Company amended its June 1, 2000 line of credit to make an additional $5,000,000 available until April 30, 2001.

     The Company had a $3,000,000 revolving line of credit agreement with a bank through August 30, 2001, bearing interest at the bank's base rate plus 0.25%. Borrowings were limited to 75% of eligible accounts receivable and are payable on demand. The revolving line of credit note was secured by substantially all of the Company's assets and contained certain restrictive financial covenants, including liquidity, profitability and the maintenance of prescribed tangible net worth and debt to tangible net worth ratios. The line of credit was not renewed.

     On October 23, 2001, the Company entered into a $3,000,000 Standby Letter of Credit, expiring on April 30, 2002. No borrowings were outstanding under the Standby Letter of Credit as of December 31, 2001, and the letter was returned for cancellation on February 25, 2002.

(12) OTHER INCOME (EXPENSE) SPECIAL GENERAL AND ADMINISTRATIVE CHARGES, AND MERGER RELATED COSTS

     Other income (expense) consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999         2000          2001
                                                 ----------   -----------   -----------
Interest and investment income.................  $1,482,000   $ 2,196,000   $   898,000
Interest expense...............................    (743,000)   (1,100,000)   (1,298,000)
Exchange gain (loss) on foreign currency
  transactions.................................     119,000      (224,000)     (137,000)
Gain on sale of product line...................          --     1,397,000            --
Write-down in e-Intelligence investment........          --            --      (782,000)
Other..........................................     185,000        49,000        98,000
                                                 ----------   -----------   -----------
Total other income (expense)...................  $1,043,000   $ 2,318,000   $(1,221,000)
                                                 ==========   ===========   ===========

                           SPSS INC. AND SUBSIDIARIES

     Special general and administrative charges includes $4.2 million of charges dating to the writedown of internal use software, $3.5 million related to reductions in workforce, $2.0 million for obsolete software writeoffs and other costs that did not meet the definition of merger costs, under established guidelines.

     Merger related expenses relate to several acquisitions during 2001 (see
Note 5). Expenses included $2.5 million paid for investment banking and other professional fees, $2.7 million of deal related bonuses paid to employees, $2.0 million of several costs and costs of closing excess office facilities and $1.7 million for redundant software write-offs.

(11) INCOME TAXES

     Income (loss) before income taxes and minority interest consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1999          2000           2001
                                               -----------   -----------   ------------
Domestic.....................................  $ 4,029,000   $(6,974,000)  $(43,939,000)
Foreign......................................   16,700,000    17,093,000     14,361,000
                                               -----------   -----------   ------------
                                               $20,729,000   $10,149,000   $(29,578,000)
                                               ===========   ===========   ============

     Income tax expense (benefit) consists of the following:

                                                CURRENT       DEFERRED        TOTAL
                                              -----------   ------------   ------------
Year ended December 31, 1999
  U.S. Federal..............................  $ 2,479,000   $ (1,101,000)  $  1,378,000
  State.....................................      495,000         19,000        514,000
  Foreign...................................    5,423,000        177,000      5,600,000
                                              -----------   ------------   ------------
                                              $ 8,397,000   $   (905,000)  $  7,492,000
                                              ===========   ============   ============
Year ended December 31, 2000
  U.S. Federal..............................  $ 2,856,000   $ (7,142,000)  $ (4,286,000)
  State.....................................      926,000       (845,000)        81,000
  Foreign...................................    8,274,000        165,000      8,439,000
                                              -----------   ------------   ------------
                                              $12,056,000   $ (7,822,000)  $  4,234,000
                                              ===========   ============   ============
Year ended December 31, 2001
  U.S. Federal..............................  $  (294,000)  $(10,071,000)  $(10,365,000)
  State.....................................     (952,000)    (1,648,000)    (2,600,000)
  Foreign...................................    4,673,000        306,000      4,979,000
                                              -----------   ------------   ------------
                                              $ 3,427,000   $(11,413,000)  $ (7,986,000)
                                              ===========   ============   ============

                           SPSS INC. AND SUBSIDIARIES

     For the years ended December 31, 1999, 2000 and 2001, the reconciliation of statutory to effective income tax expense (benefit) is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999         2000          2001
                                                 ----------   ----------   ------------
Income taxes using the Federal statutory rate
  of 34%.......................................  $7,048,000   $3,791,000   $(10,056,000)
State income taxes, net of Federal tax
  benefit......................................     299,000     (226,000)    (1,716,000)
Foreign taxes at net rates different from U.S.
  Federal rates................................     (78,000)   2,463,000       (802,000)
Foreign tax credit.............................          --     (703,000)      (783,000)
Nondeductible write-off of in-process research
  and development..............................     128,000           --        778,000
Acquisition costs..............................     404,000           --             --
Change in valuation allowance..................    (867,000)    (855,000)     3,366,000
Other, net.....................................     558,000     (236,000)     1,227,000
                                                 ----------   ----------   ------------
                                                 $7,492,000   $4,234,000   $ (7,986,000)
                                                 ==========   ==========   ============

                           SPSS INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 2001, are presented below:

                                                                2000          2001
                                                             -----------   -----------
Deferred tax assets:
  Accounts receivable principally due to allowance for
     doubtful accounts.....................................  $   559,000   $   189,000
  Inventories, principally due to additional costs
     inventoried for tax purposes pursuant to the Tax
     Reform Act of 1986....................................       55,000        65,000
  Compensated absences, principally due to accrual for
     financial reporting purposes..........................      506,000       292,000
  Foreign tax credit carryforwards.........................      356,000     2,144,000
  Research and experimentation credit carryforwards........    1,333,000     1,369,000
  Deferred rent............................................      626,000       702,000
  Plant and equipment, principally due to differences in
     depreciation and capitalized interest.................      850,000     1,085,000
  Deferred revenues........................................   11,831,000    17,243,000
  Foreign currency loss....................................      375,000       507,000
  Acquisition-related items................................    1,994,000     2,185,000
  U.S. net operating loss carryforwards....................      425,000     9,686,000
  Non-U.S. net operating loss carryforwards................      954,000       444,000
  Other....................................................    1,586,000     1,604,000
                                                             -----------   -----------
Total gross deferred tax assets............................   21,450,000    37,515,000
Less valuation allowance...................................   (2,615,000)   (5,981,000)
                                                             -----------   -----------
Net deferred tax assets....................................   18,835,000    31,534,000
                                                             -----------   -----------
Deferred tax liabilities:
  Capitalized software costs...............................    5,439,000     6,211,000
  Acquisition-related items................................    1,053,000     2,607,000
  Post-retirement benefits.................................    1,320,000     1,067,000
  Plant and equipment......................................       64,000            --
  Other....................................................      114,000     1,392,000
                                                             -----------   -----------
Total gross deferred tax liabilities.......................    7,990,000    11,277,000
                                                             -----------   -----------
Net deferred tax assets....................................  $10,845,000   $20,257,000
                                                             ===========   ===========

     Acquisition related items included in deferred tax liabilities include approximately $2 million related to the acquisition of NetGenesis Corp.

     The valuation allowance decreased by $855,000 in 2000 and increased by $3,366,000 in 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     As of December 31, 2001, SPSS had a net operating loss carryforward of approximately $24,952,000, the majority of which begin to expire in 2021.

                           SPSS INC. AND SUBSIDIARIES

     As of December 31, 2001, SPSS A/S, a Danish subsidiary, had a net operating loss carryforward of approximately $1,306,000, which began to expire in 2001.

     As of December 31, 2001, SPSS had a Federal research and experimentation credit carryforward and a foreign tax credit carryforward of approximately $1,369,000 and $2,144,000, respectively, which begin to expire in 2002 and 2004, respectively.

(14) EMPLOYEE BENEFIT PLANS

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

     In 1993, SPSS implemented an employee stock purchase plan. The SPSS purchase plan provides that eligible employees may contribute up to 10% of their base salary per quarter towards the quarterly purchase of SPSS common stock. The employee's purchase price is 85% of the fair market value of the stock at the close of the first business day after the quarterly offering period. The total number of shares issuable under the purchase plan is 100,000. Effective October 2000, the plan was amended to calculate the share price as 85% of the lower of
i) the closing market price of the stock on the first trading day of the quarter, or ii) the closing market price for the stock on the last trading day after the end of the quarter. During 1999, 18,249 shares were issued under the purchase plan at market prices ranging from $16.75 to $25.50. During 2000, 16,545 shares were issued under the purchase plan at market prices ranging from $22.06 to $31.00. During 2001, 28,832 shares were issued under the purchase plan at market prices ranging from $15.56 to $22.06.

     Under the ShowCase 1999 Employee Stock Purchase plan, which became effective upon consummation of the ShowCase initial public offering, substantially all employees may purchase shares of common stock at the end of semiannual purchase periods at a price equal to the lower of 85% of the stock's fair market value on the first day or the last day of that period. Plan funding occurs throughout the purchase period by pre-elected payroll deductions of up to 15% of pay. No compensation expense results from the plan. During 1999, 11,882 shares were issued under the purchase plan at market prices averaging $4.91 per share. During 2000, 13,493 shares were issued under the purchase plan at market prices averaging $4.94 per share. During 2001, the ShowCase Employee Stock Purchase Plan was terminated and merged with the SPSS Employee Stock Purchase Plan.

     During April 2001, the ShowCase profit sharing plan was merged into the SPSS 401(k) savings plan. This plan allowed ShowCase employees to defer a portion of their income through contributions to the plan. At ShowCase's board of director's discretion, ShowCase matched a percentage of employees' voluntary contributions, or made additional contributions. Employer contributions to the plan were $193,000 and $216,000 for the years ended December 31, 1999 and 2000, respectively.

(15) RESEARCH AND DEVELOPMENT LIMITED PARTNERSHIPS

     SPSS entered into agreements with limited partnerships in 1981, 1982 and 1985 to perform research and development for new and existing computer software. Certain of the general and limited partners of these partnerships are officers of SPSS and under these agreements, SPSS incurred royalty expense to the partnerships of $237,000 and $252,000, for the years ended December 31, 1999 and 2000, respectively. SPSS incurred no royalty expense related to these partnerships in 2001 and there are no future payments or other obligations.

                           SPSS INC. AND SUBSIDIARIES

(16) STOCK OPTIONS AND EQUITY TRANSACTIONS

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

     In February 2001, the stockholders of SPSS adopted the 2000 Equity Incentive Plan which authorizes the Board of Directors, under some conditions, to grant stock options and shares of restricted stock to directors, officers, other key executives, employees and independent contractors. There are 500,000 shares reserved for issuance under this plan.

     In connection with the grant to employees of options to purchase 81,000 shares of common stock in 1999, the Company recorded deferred compensation of $152,000. This represents the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options on the date of grant based upon the intrinsic value method in accordance with APB
25. The Company recognized expense of approximately $108,000, $88,000 and $388,000 for the fiscal years ended December 31, 1999, 2000 and 2001, respectively related to stock option grants when the exercise price was less than the fair market value on the dates of grants.

     In May 1999, SPSS adopted the 1999 Employee Equity Incentive Plan, which authorizes the Board, under some conditions, to grant stock options and shares of restricted stock to non-executive officer employees and independent contractors of SPSS.

     The Company recognized compensation expense of $304,000 during 2000 related to accelerated vesting of options and change of employee status in accordance with FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB 25.

     SPSS applies APB 25 and related interpretations in accounting for its plans. All options under the plans have been granted at exercise prices not less than the market value at the date of the grant. Had compensation cost for SPSS's stock option plans been determined consistent with SFAS 123, SPSS's net income would have been decreased and net loss increased to the pro forma amounts indicated below:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          2000          2001
                                                -----------   ----------   ------------
Net income (loss):
  As reported.................................  $13,237,000   $5,915,000   $(21,232,000)
  Pro forma...................................    9,735,000    3,262,000    (24,387,000)
Net earnings (loss) per share:
  Basic as reported...........................         1.05         0.44          (1.52)
  Basic pro forma.............................         0.78         0.24          (1.75)
  Diluted as reported.........................         0.98         0.41          (1.52)
  Diluted pro forma...........................         0.72         0.23          (1.75)

                           SPSS INC. AND SUBSIDIARIES

     Under the stock option plans, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 2000 and 2001, respectively; no expected dividend yield; expected volatility of 39 percent in 1999, 38 percent in 2000 and 37 percent in 2001; risk free interest rates of 5.65%-6.43%, 4.90%-5.65% and 5.39%, respectively, and expected lives of 4-8 years. Additional information regarding options is as follows:

                                 1999                   2000                   2001
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
                          OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                         ---------   --------   ---------   --------   ---------   --------
Outstanding at
  beginning of year....  2,376,362    $14.38    2,766,969    $15.72    2,911,168    $17.93
  Granted..............    621,968     17.95      743,167     21.86    1,270,559     23.97
  Forfeited............   (104,431)     9.72     (209,925)    13.09     (425,387)    18.18
  Exercised............   (126,930)     5.81     (389,043)    11.05     (263,196)     5.16
                         ---------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year.................  2,766,969     15.72    2,911,168     17.93    3,493,144     21.18
Options exercisable at
  year end.............  1,550,741     15.97    1,530,329     16.65    2,071,265     21.59

     The weighted average fair value of options granted during 1999, 2000 and 2001 was $17.95, $21.86 and $23.97, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                         WEIGHTED
                                          AVERAGE     WEIGHTED                 WEIGHTED
                                         REMAINING    AVERAGE                  AVERAGE
                            OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------  -----------   -----------   --------   -----------   --------
      $0.72 - 3.24            66,252       3.25        $ 1.76        66,252     $ 1.76
      4.26 - 4.50             25,109       6.19          4.43        25,109       4.43
      5.98 - 10.93           250,791       6.68          7.39       250,791       7.39
     11.625 - 15.64          413,371       4.10         14.00       402,005      14.00
     16.00 - 17.0625          96,854       8.47         16.23        92,231      16.22
      17.5 - 24.00         1,964,776       8.40         20.18       681,553      20.28
     25.125 - 34.15          577,593       6.24         26.83       454,926      27.03
     40.92 - 185.57           98,398       8.62         95.42        98,398      95.42
                           ---------       ----        ------     ---------     ------
                           3,493,144       7.30        $21.18     2,071,265     $21.59

     On September 28, 2001, Siebel Systems, Inc. (Siebel) made a $5,000,000 equity investment in SPSS under the terms of a Stock Purchase Agreement, dated as of September 28, 2001, by and between the parties. Before Siebel's investment in SPSS, SPSS joined the Siebel Alliance Program as a Strategic Software Partner in July 2001. As part of the alliance, SPSS is pursuing further integration and validation of its analytical solutions and products with Siebel eBusiness Applications to support enhanced customer segmentation and more effective targeting in marketing campaigns, either off-line or in real-time environments like call centers and web sites.

                           SPSS INC. AND SUBSIDIARIES

(17) RELATED PARTY TRANSACTIONS

     SPSS maintains a consulting agreement with Norman H. Nie Consulting L.L.C. whereby SPSS receives consulting services on various business related matters. Annual compensation under the agreement is $80,800 plus expenses. Norman Nie is the Chairman of the Board of Directors of SPSS. The agreement contains automatic one-year extensions unless terminated by either party

     As described in Note 18, SPSS purchased LexiQuest in February 2002. Norman Nie was the Chairman of the Board of Directors of LexiQuest and owned less than 1% of LexiQuest common stock at the date of the acquisition.

     Bernard Goldstein, a member of the Board of Directors of SPSS, serves as a director of Broadview International, LLC. In 2001, SPSS paid Broadview a total of $80,000 as a retainer for investment banking services provided by Broadview to SPSS. In addition, SPSS paid Broadview an additional $1,000,000 for services provided by Broadview in connection with the merger of SPSS and NetGenesis. This $1,000,000 payment was made on January 18, 2002.

(18) SUBSEQUENT EVENTS

     On February 6, 2002, SPSS acquired all of the issued and outstanding shares of capital stock of LexiQuest, S.A., a corporation organized under the laws of France. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, dated as of January 31, 2002 and amended as of March 16, 2002, by and among SPSS, LexiQuest and the owners of all of the issued and outstanding shares of capital stock of LexiQuest. Under French law, LexiQuest employees retained options to purchase shares of LexiQuest capital stock which could be exercised in the future to acquire a de minimis percentage of LexiQuest's issued and outstanding shares of capital stock.

     The aggregate purchase price for all of the issued and outstanding shares of capital stock of LexiQuest was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent components. The guaranteed portion of the purchase price consisted of a payment of $2,500,000. The contingent portion of the purchase price will be paid, if at all, in the first and second quarters of each of 2003 and 2004. SPSS's obligation to make the contingent payments will depend on the contribution generated by the LexiQuest assets during the preceding fiscal year. The contingent payments, which are capped at a total of $1,500,000 if fully earned, may at SPSS's option be paid in cash or shares of SPSS common stock. Shares of SPSS common stock used to satisfy any purchase price obligation will be valued at a per share price equal to the average of the closing prices of one share of SPSS common stock, as quoted on the NASDAQ National Market, for the five day period ending on the trading day preceding the date on which the payment is made. In addition, if SPSS elects to make any purchase price payment by delivery of shares of SPSS common stock, SPSS will be obligated to file a registration statement with the SEC within thirty days on which that payment is made to register the LexiQuest shareholders' resale of the shares of SPSS common stock issued to them in satisfaction of that purchase price payment.

     Under the terms of the stock purchase agreement and a separate escrow agreement, the guaranteed portion of the purchase price was deposited with American National Bank and Trust Company of Chicago as escrow agent. The parties entered into the separate escrow agreement to establish an escrow fund to compensate SPSS for any losses it might incur by reason of any breach of (a) the representations and warranties of LexiQuest or (b) any covenant or obligation of LexiQuest or the former shareholders of LexiQuest, identified in the stock purchase agreement. The guaranteed portion of the purchase price will remain in escrow until January 30, 2003, or until all of the conditions for its release have been satisfied under the terms of the stock purchase agreement and the escrow agreement.

                           SPSS INC. AND SUBSIDIARIES

(19) UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of the unaudited interim results of operations for each of the quarters ended in 2000 and 2001.

                           MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,    MAR. 31,      JUNE 30,   SEPT. 30,   DEC. 31,
                             2000       2000       2000        2000        2001          2001       2001        2001
                           --------   --------   ---------   ---------   ---------     --------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE AND SHARE DATA)
Net revenues:
  Analytical solutions...  $ 7,074    $ 7,799     $ 7,914    $   8,459   $   4,258     $  6,993    $11,025    $   8,150
  Market research........    7,435      8,429       9,927        3,897       3,339        7,552      8,303       11,156
  Statistics.............   23,044     20,677      21,480       13,645      18,582       18,626     18,694       19,038
  ShowCase...............   10,865     10,666      12,229       12,574      10,283       10,847      9,891        9,819
                           -------    -------     -------    ---------   ---------     --------    -------    ---------
         Net revenues....   48,418     47,571      51,550       38,575      36,462       44,018     47,913       48,163
Operating expenses:
  Cost of revenues.......    4,191      3,634       3,948        4,496       4,738        3,508      3,895        7,694
  Sales and marketing....   27,915     27,663      28,807       30,688      28,824       29,480     27,322       26,401
  Research and
    development..........    7,778      8,276       8,174        8,667       7,180        8,837      8,204        8,084
  General and
    administrative.......    3,709      3,642       3,575        3,120       3,302        3,879      3,374        3,025
  Special general and
    administrative(a)....       --         --          --           --       1,967        1,806        924       10,042
  Merger-related(b)......       --         --          --           --       6,337           --         --        3,802
  Acquired in-process
    technology(c)........       --         --          --           --          --           --         --        2,288
                           -------    -------     -------    ---------   ---------     --------    -------    ---------
         Operating
           expenses......   43,593     43,215      44,504       46,971      52,348       47,510     43,719       61,336
Operating income
  (loss).................    4,825      4,356       7,046       (8,396)    (15,886)      (3,492)     4,194      (13,173)
Other income
  (expenses).............       10      1,256         285          767        (815)        (547)       325          176
                           -------    -------     -------    ---------   ---------     --------    -------    ---------
Income (loss) before
  income taxes and
  minority interest......    4,835      5,612       7,331       (7,629)    (16,701)      (4,039)     4,519      (12,997)
Income tax expense
  (benefit)..............    2,059      2,951       3,077       (3,853)     (6,174)      (1,292)     1,879       (2,399)
Income before minority
  interest...............    2,776      2,661       4,254       (3,776)    (10,527)      (2,747)     2,640      (10,958)
Minority interest........       --         --          --           --          --           --         --          360
                           -------    -------     -------    ---------   ---------     --------    -------    ---------
Net income (loss)........  $ 2,776    $ 2,661     $ 4,254    $  (3,776)  $ (10,527)(d) $ (2,747)   $ 2,640    $ (10,598)(d)
                           =======    =======     =======    =========   =========     ========    =======    =========
Basic net income (loss)
  per share..............  $  0.21    $  0.20     $  0.32    $   (0.28)  $   (0.77)    $  (0.20)   $  0.19    $   (0.73)
                           =======    =======     =======    =========   =========     ========    =======    =========
Shares used in basic per
  share..................   13,174     13,264      13,450       13,607      13,639       13,721     13,782       14,543
                           =======    =======     =======    =========   =========     ========    =======    =========
Diluted net income (loss)
  per share..............  $  0.20    $  0.19     $  0.30    $   (0.28)  $   (0.77)    $  (0.20)   $  0.19    $   (0.73)
                           =======    =======     =======    =========   =========     ========    =======    =========
Shares used in diluted
  per share..............   14,077     14,072      14,422       13,607      13,639       13,721     14,142       14,543
                           =======    =======     =======    =========   =========     ========    =======    =========
Net revenues:
  Analytical solutions...       14%        16%         15%          21%         12%          16%        23%          17%
  Market research........       15%        18%         19%          10%          9%          17%        17%          23%
  Statistics.............       48%        44%         42%          36%         51%          42%        39%          40%
  ShowCase...............       23%        22%         24%          33%         28%          25%        21%          20%
                           -------    -------     -------    ---------   ---------     --------    -------    ---------
      Net revenues.......      100%       100%        100%         100%        100%         100%       100%         100%

                           SPSS INC. AND SUBSIDIARIES

                           MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,    MAR. 31,      JUNE 30,   SEPT. 30,   DEC. 31,
                             2000       2000       2000        2000        2001          2001       2001        2001
                           --------   --------   ---------   ---------   ---------     --------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE AND SHARE DATA)
Operating expenses:
  Cost of revenues.......        9%         8%          8%          12%         13%           8%         8%          16%
  Sales and marketing....       58%        58%         56%          80%         79%          67%        57%          55%
  Product development....       16%        17%         16%          22%         20%          20%        17%          17%
  General and
    administrative.......        8%         8%          7%           8%          9%           9%         7%           6%
  Special general and
    administrative(a)....       --         --          --           --           5%           4%         2%          21%
  Merger-related(b)......       --         --          --           --          18%          --         --           11%
  Acquired in-process
    technology...........       --         --          --           --          --           --         --            1%
                           -------    -------     -------    ---------   ---------     --------    -------    ---------
      Operating
         expenses........       91%        91%         87%         122%        144%         108%        91%         127%
                           -------    -------     -------    ---------   ---------     --------    -------    ---------
Operating income(loss)...        9%         9%         13%         (22)%       (44)%         (8)%        9%         (27)%
Other income (expense)...       --          3%          1%           2%         (2)%         (1)%        1%          (1)%
                           -------    -------     -------    ---------   ---------     --------    -------    ---------
Income (loss) before
  income taxes and
  minority interest......        9%        12%         14%         (20)%       (46)%         (9)%       10%         (28)%
Income tax expense
  (benefit)..............        4%         6%          6%         (10)%       (17)%         (3)%        4%          (5)%
Income before minority
  interest...............        5%         6%          8%         (10)%       (29)%         (6)%        6%         (23)%
Minority interest........       --         --          --           --          --           --         --           --
                           -------    -------     -------    ---------   ---------     --------    -------    ---------
Net income (loss)........        5%         6%          8%         (10)%       (29)%         (6)%        6%         (23)%
                           =======    =======     =======    =========   =========     ========    =======    =========

---------------

(a) Includes costs primarily related to professional fees associated with the ShowCase and NetGenesis acquisitions that did not meet the definition of merger costs under established guidelines, costs associated with the reduction in workforce and the writedown of obsolete internal use software.

(b) Includes costs related to acquisitions accounted for as poolings-of-interests, such as investment banking and other professional fees, employee severance and costs of closing excess office facilities and certain expenses associated with the closing of other acquisitions.

(c) Includes costs related to acquired in-process technology in conjunction with business combinations accounted for as purchases.

(d) Significant portion of net loss in quarterly period is related to impact of business combinations as discussed in (a), (b) and (c) above.

                                                                     SCHEDULE II
                                   SPSS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                    ADDITIONS
                                             -----------------------
                               BALANCE AT    CHARGED TO   CHARGED TO     RESULTING                   BALANCE AT
                              BEGINNING OF   COSTS AND      OTHER      FROM BUSINESS                   END OF
DESCRIPTION                      PERIOD       EXPENSES     ACCOUNTS    COMBINATIONS    DEDUCTIONS      PERIOD
-----------                   ------------   ----------   ----------   -------------   -----------   ----------
1999
Allowance for doubtful
  accounts, product returns,
  and cancellations.........   $2,911,000    $1,813,000   $1,596,000            --     $ 3,080,000   $3,240,000
Inventory obsolescence
  reserve...................       15,000        25,000           --            --          23,000       17,000
2000
Allowance for doubtful
  accounts, product returns,
  and cancellations.........   $3,240,000    $  837,000   $3,067,000            --     $ 3,602,000   $3,542,000
Inventory obsolescence
  reserve...................       17,000       108,000           --            --          99,000       26,000
2001
Allowance for doubtful
  accounts, product returns,
  and cancellations.........   $3,542,000    $2,372,000   $7,284,000     1,075,000     $10,223,000   $4,050,000
Inventory obsolescence
  reserve...................       26,000       120,000           --            --         111,000       35,000

                 See accompanying independent auditors' report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   BOARD OF DIRECTORS AND MANAGEMENT OF SPSS

OFFICES AND DIRECTORS

     The following table shows information as of March 15, 2002 with respect to each person who is an executive officer or director of SPSS.

NAME                                        AGE                        POSITION
----                                        ---                        --------
Norman Nie................................  58    Chairman of the Board of Directors
Jack Noonan...............................  54    Director, President and Chief Executive Officer
Edward Hamburg............................  50    Executive Vice President, Corporate Operations
                                                  Chief Financial Officer, and Secretary
Brian Zanghi..............................  52    Executive Vice President, Chief Operating Officer
Jonathan Otterstatter.....................  42    Executive Vice President, Chief Technology Officer
Mark Battaglia............................  42    President, SPSS Business Intelligence
Ian Durrell...............................  59    President, SPSS Market Research
Susan Phelan..............................  45    President, CustomerCentric Solutions
Patrick Dauga.............................  42    President, ShowCase Division
David Blyer...............................  42    President, SPSS Enabling Technologies Division
Bernard Goldstein(2)......................  71    Director
Merritt Lutz(1)...........................  59    Director
Michael Blair(1)(2).......................  57    Director
Promod Haque..............................  53    Director
William Binch(1)..........................  62    Director
Kenneth Holec(2)..........................  47    Director

---------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

     Norman Nie, Chairman of the Board and co-founder of SPSS, designed SPSS's original statistical software beginning in 1967 and has been a Director and Chairman of the Board since SPSS's inception in 1975. He served as Chief Executive Officer of SPSS from 1975 to 1991. In addition to his current responsibilities as Chairman of the Board, Dr. Nie is a research professor at Stanford University and a professor emeritus in the Political Science Department at the University of Chicago. His research specialties include public opinion, voting behavior and citizen participation. He has received three national awards for his books in these areas. During 1997, he became a technology partner in Oak Investment Partners and, in his role at Oak, is a director of several privately-held companies. Dr. Nie received his Ph.D. from Stanford University.

     Jack Noonan has served as Director as well as President and Chief Executive Officer since joining SPSS in January 1992. Mr. Noonan was President and Chief Executive Officer of Microrim Corp., a developer of database software products, from 1990 until December 1991. Mr. Noonan served as Vice President of the Product Group of Candle Corporation, a developer of IBM mainframe system software, from 1985 to 1990. Mr. Noonan is a Director of Morningstar, Inc., and Repository Technologies, Inc. Mr. Noonan is a member of the advisory committee to Napersoft, Inc.

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

     Brian Zanghi, Executive Vice President, Chief Operating Officer, joined SPSS following the merger with NetGenesis Corp. in December, 2001. Mr. Zanghi was Executive Vice President and Chief Operating Officer of NetGenesis until the merger with SPSS. Before joining NetGenesis, Mr. Zanghi served as Executive Vice President at Instinctive Technologies. Prior to that time, he served as the President of PC DOCS, Inc. Mr. Zanghi received his B.A. in economics/business administration from Assumption College.

     Jonathan Otterstatter, Executive Vice President, Chief Technology Officer, joined SPSS following the merger with ShowCase Corporation in February 2001. Mr. Otterstatter was Senior Vice President, Technology and Services and a member of the executive committee of ShowCase until the merger with SPSS. Mr. Otterstatter joined ShowCase as Vice President, Development in May 1994 and was promoted to Senior Vice President, Technology and Services in May 1999. From 1983 to May 1994, Mr. Otterstatter was employed by IBM where his last position was senior development manager. Mr. Otterstatter holds a B.S. degree in computer science from the University of Wisconsin at LaCrosse and a M.S. degree in management of technology from the Massachusetts Institute of Technology.

     Mark Battaglia, President, SPSS Business Intelligence, joined SPSS in October 1988. Mr. Battaglia assumed his current position in January 1, 2001. He previously served as the Executive Vice President, Corporate Marketing, from June, 1997 to December, 2000. Before that time, Mr. Battaglia served as Vice President of Marketing at London House, a publisher in the Maxwell Communications family, from June 1987 until joining SPSS. Mr. Battaglia received his MBA in 1984 from the University of Chicago.

     Ian Durrell, President, SPSS Market Research, joined SPSS in February 1991. Before that time, he served as head of European marketing for Unify Corporation, a supplier of relational database management systems, and was a partner of Partner Development International, a strategic partnering firm from 1987 to 1989. Mr. Durrell graduated from the Royal Military Academy, Sandhurst, in the United Kingdom.

     Susan Phelan, President, CustomerCentric Solutions, a division of SPSS, joined SPSS in 1980 as a sales representative. She assumed her current position in January 2001. Ms. Phelan received her MBA from the University of Illinois at Chicago.

     Patrick Dauga, President, ShowCase, a division of SPSS, joined SPSS following the merger with ShowCase Corporation in February 2001. Mr. Dauga was Executive Vice President, Worldwide Field Operations of ShowCase until the merger with SPSS. Mr. Dauga joined ShowCase as Vice President, European Operations in June 1997 and was promoted to Vice President, International in March 1998. From 1986 to 1997, Mr. Dauga worked at Comshare, Inc., a software company specializing in decision support systems, where his last position was vice president for southern Europe. Mr. Dauga holds a degree from Sup de Co Bordeaux, a business school in France.

     David Blyer, President, SPSS Enabling Technologies, joined SPSS following SPSS's acquisition of Vento Software, Inc. in November 1999. Mr. Blyer previously served as a vice president at SPSS managing the Vento Software Group, a group created after SPSS acquired Vento. Before that time, Mr. Blyer was the co-founding president and chief executive officer of Vento until the merger with SPSS. Before starting Vento, Mr. Blyer held sales, marketing and management positions throughout the technology industry at companies such as NCR, Tandem Computers and Graphical Information Inc. Mr. Blyer received his MBA from Nova Southeastern University and a B.A. from the University of South Florida.

     Bernard Goldstein has been a Director of SPSS since 1987. He is a Director of Broadview International, LLC, which he joined in 1979. He is a past President of the Information Technology Association of America, the industry trade association of the computer service industry, and past Chairman of the Information

Technology Foundation. Mr. Goldstein was a Director of Apple Computer Inc. until August 1997, and is currently a Director of Sungard Data Systems, Inc., Allscipts Inc., and several privately held companies. He is a graduate of both the Wharton School of the University of Pennsylvania and the Columbia University Graduate School of Business.

     Merritt Lutz has been a Director of SPSS since 1988. He is currently a Advisory Director of Morgan Stanley, managing its strategic technology investments and partnerships. Previously, he was President of Candle Corporation, a worldwide supplier of systems software from 1989 to November 1993. Mr. Lutz is a Director of Interlink Electronics, Inc. and three privately held software companies: Algorithmics, Business Engine Software, and ThruPoint, Inc. He is a former Director of Information Technology Association of America and the NASDQ Industry Advisory Committee. He holds a bachelors and masters degree from Michigan State University.

     Michael Blair has been a Director of SPSS since July 1997. Since April 1974, he has been Chairman, Chief Executive, and founder of Cyborg Systems, Inc., a human resource management software company. Mr. Blair is a Director of Computer Corporation of America, Delaware Place Bank and Repository Technologies, Inc. He is a board member of the Chicago Software Association and a board member of Benefits & Compensation Magazine. Mr. Blair holds a bachelor's degree in mathematics and physics from the University of Missouri.

     Promod Haque has been a director of SPSS since the merger with ShowCase Corporation on February 26, 2001. Mr. Haque was a director of ShowCase from March 1992 until the merger with SPSS. Mr. Haque joined Norwest Venture Partners, a venture capital firm, in November 1990 and is currently Managing Partner of Norwest Venture Partners VII and Norwest Venture Partners VIII and General Partner of Norwest Venture Partners VI, Norwest Venture Partners V and Norwest Equity Partners IV. Mr. Haque is a director of Extreme Networks, Inc., Primus Knowledge Solutions, Redback Networks, Inc. and several privately held companies. Mr. Haque holds a M.S. and a Ph.D. in electrical engineering and a M.M. from Northwestern University and a B.S. in electrical engineering from the University of New Dehli, India.

     William Binch has been a director of SPSS since the merger with ShowCase Corporation on February 26, 2001. Mr. Binch was a director of ShowCase from 1999 until the merger with SPSS. Mr. Binch was senior vice president of worldwide operations for Hyperion Solutions from July 1997 to May 1999. Prior to Hyperion, he was a senior executive for Business Objects and Prism, two business intelligence and data-warehousing companies. In addition, Mr. Binch served as vice president of strategic accounts at Oracle Corporation. Mr. Binch has held sales and management positions at IBM, Intel and Fortune. He also is a director of three other technology companies: Ventaso, Inc., seeCommerce, and Saama Technologies, Inc.

     Kenneth Holec has been a director of SPSS since the merger with ShowCase Corporation on February 26, 2001. Mr. Holec was the president and chief executive officer and a member of the board of directors of ShowCase from November 1993 until the merger with SPSS. From 1985 to 1993, Mr. Holec was president and chief executive officer of Lawson Software, a provider of high-end financial and human resource management software solutions. Currently, Mr. Holec is a director of Stellent, Inc., a maker of Web-based content management products for corporate intranets, Cysive, a provider of multi-channel software and services, and three other private companies.

     SPSS's Board of Directors is divided into three classes serving staggered three-year terms. Mr. Goldstein, Mr. Binch and Dr. Nie are each serving a three-year term expiring at the 2002 annual meeting. Mr. Noonan, Dr. Haque and Mr. Blair are each serving a three-year term expiring at the 2003 annual meeting. Mr. Lutz and Mr. Holec are each serving a three-year term expiring at the 2004 annual meeting. For a discussion of the nomination rights granted to specific stockholders of SPSS, see "Related Transactions-Stockholders Agreement." The executive officers named herein have terms expiring at the next annual meeting or when their successors are duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our equity securities. SPSS believes, during fiscal year 2001, that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, with the following exceptions: (i) a late report on Form 3 filed by Jonathan P. Otterstatter regarding his initial beneficial ownership of SPSS common stock upon being elected as an executive officer of SPSS; (ii) a late report on From 3 filed by David Blyer regarding his initial beneficial ownership of SPSS common stock upon being elected as an executive officer of SPSS; (iii) two late reports filed by Patrick Dauga, the first of which is a late report on Form 3 regarding his initial beneficial ownership of SPSS common stock upon being elected as an executive officers of SPSS and the second of which is a late report on Form 4 regarding two purchases of shares of SPSS common stock on November 5, 2001; (iv) a late report on Form 5 by Michael Blair of the acquisition of shares of SPSS stock on February 26, 2001; (v) a late report on Form 5 filed by Merritt Lutz regarding three sales of shares of SPSS common stock in May 2001; (vi) a late report on Form 5 by Jack Noonan of the conversion of ShowCase Corporation options to SPSS options upon the consummation of the merger of SPSS and ShowCase; and (vii) a late report on Form 5 by Edward Hamburg of the acquisition of restricted shares of SPSS common stock on May 15, 2001. In making this statement, SPSS has relied upon examination of the copies of Forms 3, 4 and 5 provided to SPSS and the written representations of its directors, officers and 10% stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables show (a) the compensation paid or accrued by SPSS to the Chief Executive Officer, and each of the four most highly compensated officers of SPSS, other than the CEO, serving on December 31, 2001 (the "named executive officers") for services rendered to SPSS in all capacities during 1999, 2000 and 2001, (b) information relating to option grants made to the named executive officers in 2001 and (c) certain information relating to options held by the named executive officers. SPSS made no grants of freestanding stock appreciation rights ("SARs") in 1999, 2000 or 2001, nor did SPSS make any awards in 1999, 2000 or 2001 under any long-term incentive plan.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM COMPENSATION
                                                                              -----------------------------------
                                                                                       AWARDS
                                              ANNUAL COMPENSATION             -------------------------   PAYOUTS
                                     --------------------------------------   RESTRICTED    SECURITIES    -------
                                        SALARY                 OTHER ANNUAL     STOCK       UNDERLYING     LTIP
                                     COMPENSATION    BONUS     COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS   ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR       ($)          ($)          ($)         ($)((1)        (#)(2)        ($)        ($)
---------------------------   ----   ------------   --------   ------------   ----------   ------------   -------   ---------
Jack Noonan,................  2001     $310,000     $113,958        None           None      141,077(3)    None       None
  President and Chief         2000     $275,000     $132,750        None           None       50,000       None       None
  Executive Officer           1999     $256,500     $ 96,125        None           None       50,000       None       None

Edward Hamburg,.............  2001     $224,000     $ 29,333        None       $397,258       50,000       None       None
  Executive Vice President,   2000     $200,000     $ 56,000        None           None       25,000       None       None
  Corporate Operations and    1999     $156,000     $ 46,375        None           None       25,000       None       None
  Chief Financial Officer

Brian Zanghi,...............  2001     $215,000     $ 15,000     $38,531(5)    $518,242(6)      None       None       None
  Executive Vice President,   2000          N/A          N/A         N/A            N/A          N/A        N/A        N/A
  Chief Operating Officer(4)  1999          N/A          N/A         N/A            N/A          N/A        N/A        N/A

Jonathan Otterstatter,......  2001     $233,409     $ 88,313        None           None       45,000       None       None
  Executive Vice President,   2000          N/A          N/A         N/A            N/A          N/A        N/A        N/A
  Chief Technology
    Officer(5)                1999          N/A          N/A         N/A            N/A          N/A        N/A        N/A

Ian Durrell,................  2001     $217,390     $  6,198        None           None       50,000       None       None
  President, SPSS             2000     $197,000     $ 90,825        None           None       25,000       None       None
  Market Research(6)          1999     $197,000     $141,500        None           None       25,000       None       None

     For the year ended December 31, 2001, non-employee directors of SPSS were entitled to receive 5,000 options. Each director was also reimbursed by SPSS for reasonable expenses incurred in connection with services provided as a director. During 2001, Dr. Nie received compensation of $80,800 for consultant work on a part-time basis.
---------------

(1) On December 31, 2001, Mr. Hamburg held 37,195 shares of restricted common stock having a market value, based on the closing price of the common stock on that date, of $660,211.

(2) Amounts reflected in this column are for grants of stock options for the common stock of SPSS. No stock appreciation rights have been issued by SPSS.

(3) Securities Underlying Options/SARs for Mr. Noonan include 41,077 "reload" options granted to Mr. Noonan after Mr. Noonan surrendered shares of SPSS common stock to pay the exercise price of his options.

(4) Mr. Zanghi joined SPSS following the merger of SPSS and NetGenesis Corp. in December, 2001. Compensation for Mr. Zanghi reflects amounts paid to Mr. Zanghi by NetGenesis Corp. before the effective date of the merger.

(5) During 2001, NetGenesis made a salary advance to Mr. Zanghi in the amount of $38,531. This indebtedness has been forgiven by NetGenesis.

(6) As of December 31, 2001, Mr. Zanghi held zero shares of restricted stock and the aggregate value of his restricted share holdings was $0. On June 25, 2001, prior to the close of the December 2001 merger of SPSS and NetGenesis, NetGenesis granted to Mr. Zanghi 330,000 restricted shares of NetGenesis common stock. Instead of using the closing price of NetGenesis stock on July 25, 2001 to value Mr. Zanghi's restricted stock award, the value set forth above was calculated using both the closing price of SPSS stock on July 25, 2001 ($16.19) and the conversion ratio used in exchanging NetGenesis shares for SPSS shares (0.097). Despite the value of this grant, the aggregate value of Mr. Zanghi's restricted share holdings was $0 on December 31, 2001 because all of Mr. Zanghi's restricted shares vested immediately upon the consummation of the merger.

(7) Salary Compensation for Mr. Otterstatter reflects $175,000 in base salary received from ShowCase Corporation from January to March 2001 for services rendered prior to the merger of SPSS and ShowCase and $177,500 in base salary received from SPSS from April to December 2001 for services rendered as an officer of SPSS following the merger. Bonus Compensation for Mr. Otterstatter reflects $73,000 in cash bonuses received from ShowCase for services rendered prior to the merger of SPSS and ShowCase and $15,303 in cash bonuses received from SPSS for services rendered as an officer of SPSS following the merger.

(8) Payments and options shown in the table for Mr. Durrell reflect payments and option grants to Valletta Investments Limited, a consulting company controlled by Mr. Durrell. Mr. Durrell does not receive any personal benefits or perquisites, payments of salary and bonus, awards of options or other compensation from SPSS in his individual capacity.

     The following table shows the number of options to purchase common stock granted to each of the named executive officers during 2001.

                2001 OPTION/STOCK APPRECIATION RIGHTS GRANTS(1)

                                          INDIVIDUAL
                                            GRANTS
                                          PERCENT OF                            POTENTIAL REALIZABLE VALUE
                           NUMBER OF        TOTAL                                 AT ASSUMED ANNUAL RATES
                           SECURITIES    OPTIONS/SARS   EXERCISE     LATEST     OF STOCK PRICE APPRECIATION
                           UNDERLYING     GRANTED TO    OR BASE     POSSIBLE        FOR OPTION TERM(2)
                          OPTIONS/SARS   EMPLOYEES IN    PRICE     EXPIRATION   ---------------------------
NAME                       GRANTED(#)        2001        ($/SH)       DATE         5%($)         10%($)
----                      ------------   ------------   --------   ----------   -----------   -------------
Jack Noonan.............     50,000          3.94%      $20.625     01/01/11     $648,548      $1,643,547
                             50,000          3.94%      $22.375     02/28/11     $703,576      $1,782,999
                             14,971(3)       1.18%      $ 16.40     01/01/02     $154,409      $  391,303
                              7,938          0.62%      $ 16.40     05/31/03     $ 81,872      $  207,478
                              6,462          0.51%      $ 16.40     01/01/03     $ 66,648      $  168,900
                             11,706          0.92%      $ 16.40     08/18/03     $120,734      $  305,964
Edward Hamburg..........     25,000          1.97%      $20.625     01/01/11     $324,274      $  821,773
                             25,000          1.97%      $22.375     02/28/11     $351,788      $  891,500
Brian Zanghi............         --             0%          N/A          N/A          N/A             N/A
Jonathan Otterstatter...     20,000          1.57%      $ 23.00     02/25/11     $259,419      $  657,419
                             25,000          1.97%      $22.375     02/28/11     $351,788      $  891,500
Ian Durrell(4)..........     25,000          1.97%      $20.625     01/01/11     $324,274      $  821,773
                             25,000          1.97%      $22.375     02/28/11     $351,788      $  891,500

---------------

(1) The options that expire on January 1, 2011 were granted as of January 2, 2001, and had a seven-year cliff-vesting provision. However, that vesting period has been accelerated to four-year vesting, which acceleration was contingent upon achievement of certain performance conditions for the year ended December 31, 2001. The options that expire on February 28, 2011 were granted as of March 1, 2001, and have a seven-year cliff-vesting provision. The options that expire on February 25, 2011 were granted on February 26, 2001, and had a seven-year cliff vesting provision. However, the vesting period has been accelerated to four-year vesting, which acceleration was contingent upon achievement of certain performance conditions for the year ended December 31, 2001. The Board of Directors of SPSS may, at its discretion, grant additional options to the option holders in the event the option holders pay the exercise price of their options or any applicable withholding taxes by surrendering shares of SPSS common stock. In that case, the Board could grant "reload" options at the then current market price in an amount equal to the number of shares of SPSS common stock that the option holder surrendered.

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

(3) The four option grants in the amount of 14,971 shares, 7,938 shares, 6,462 shares and 11,706 shares, respectively, granted to Mr. Noonan at the exercise price of $16.40 per share were granted pursuant to SPSS's "reload" program. On December 26, 2001, Mr. Noonan exercised options and paid for the exercise price of such options by surrendering shares of SPSS common stock. The Board of Directors of SPSS granted to Mr. Noonan a total of 41,077 "reload" options in an amount equal to the number of shares of SPSS common stock that Mr. Noonan surrendered.

(4) Options shown in the table for Mr. Durrell are options granted to Valletta.

        AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN 2001 AND
                YEAR-END OPTION/STOCK APPRECIATION RIGHT VALUES

                                                                      NUMBER OF      VALUE OF UNEXERCISED
                                                                     UNEXERCISED         IN-THE-MONEY
                                                                   OPTIONS/SARS AT     OPTIONS/SARS AT
                                                                   YEAR-END(#)(1)     YEAR-END($)(1)(2)
                                   SHARES                          ---------------   --------------------
                                 ACQUIRED ON    VALUE REALIZED      EXERCISABLE/         EXERCISABLE/
NAME                             EXERCISE(#)       ($)(1)(4)        UNEXERCISABLE       UNEXERCISABLE
----                             -----------   -----------------   ---------------   --------------------
Jack Noonan....................    78,076         $1,084,424        210,608/1,045     $1,009,792/$13,813
Edward Hamburg.................    22,590         $  273,276             61,799/4           $303,521/$16
Brian Zanghi...................      None                N/A                 None                    N/A
Jonathan Otterstatter..........      None                N/A             21,056/0            $150,119/$0
Ian Durrell(3).................      None                N/A             24,998/2             $78,119/$6

---------------

(1) All information provided is with respect to stock options. No stock appreciation rights have been issued by SPSS.

(2) These amounts have been determined by multiplying the aggregate number of options by the difference between $17.75, the closing price of the common stock on the Nasdaq National Market on December 31, 2001, and the exercise price for that option.

(3) Options shown in the table for Mr. Durrell are options granted to Valletta.

(4) These amounts have been determined by multiplying the aggregate number of options exercised by the difference between the closing price of the common stock on the Nasdaq National Market on the date of exercise and the exercise price for that option.

EMPLOYMENT AGREEMENTS

     SPSS entered into an employment agreement with Jack Noonan on January 14, 1992. This employment agreement provided for a one-year term with automatic one-year extensions unless Mr. Noonan or SPSS gives a written termination notice at least 90 days before the expiration of the initial term or any extension. It also provides for a base salary of $225,000 during the initial term, together with the same benefits provided to other employees of SPSS. The Board of Directors annually reviews Mr. Noonan's base compensation and increased it to $235,000 for 1993, 1994, 1995, 1996 and 1997 and to $242,500 in 1998, $256,500
in 1999, $275,000 in 2000 and $310,000 in 2001. If SPSS terminates Mr. Noonan's employment without cause, SPSS must pay Mr. Noonan an amount equal to 50% of Mr. Noonan's annual base salary in effect at the time of termination. This amount is payable in 12 equal monthly installments. However, if Mr. Noonan finds other employment at a comparable salary, the Company's obligation to make these payments ceases. The employment agreement requires Mr. Noonan to refrain from disclosing confidential information of SPSS and to abstain from competing with SPSS during his employment and for a period of one year after employment ceases. Only Mr. Noonan and Mr. Durrell, through a management services agreement with Valletta described in "Management Services Agreement" below, are employed through an employment or similar agreement with SPSS. However, SPSS does have confidentiality and work-for-hire agreements with many of its key management and technical personnel.

MANAGEMENT SERVICES AGREEMENT

     SPSS has entered into a management services agreement with Valletta, which requires that Ian Durrell's services are provided to SPSS. Either Valletta or SPSS may terminate the agreement at any time upon 30 days' written notice. If SPSS terminates the agreement under the 30-day notice provision without cause, Valletta is entitled to termination payments equal to 50% of its annual compensation then in effect in six equal monthly installments. The agreement further provides that if specified performance standards are satisfied, Valletta is to receive annual compensation at a rate established by the Board of Directors plus incentive compensation. For 2001, Valletta's aggregate compensation, including bonus, was $223,588. The management services agreement requires Valletta to refrain from disclosing confidential information about SPSS and to abstain from competing with SPSS during the term of the management services agreement and for a period of eighteen months thereafter. Mr. Durrell has agreed to be bound by the terms and conditions of the management services agreement and to act as President, SPSS Market Research and to head the Company's non-western hemisphere operations.

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

CHANGE OF CONTROL AGREEMENTS

     On November 30, 2000, SPSS entered into revised change of control agreements with Edward Hamburg and Ian Durrell. These agreements provide certain benefits to any one or more officers who is terminated or constructively terminated following a change of control. The agreements provide that, if the executive is terminated without cause or constructively terminated within two years following a change of control, then the executive may receive benefits including a severance package equal to the greater of (a) the aggregate cash compensation received in the immediately preceding fiscal year, or (b) the aggregate cost compensation scheduled to be received during the current fiscal year; the accelerated vesting of all previously unvested options; and participation in the same health and welfare benefits he or she received at any time within 120 days of the change of control for eighteen months following that date of such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Binch, Blair and Lutz were directors and members of the Compensation Committee during the last fiscal year. None of the members of the Compensation Committee has ever been an officer or employee of SPSS or any of its subsidiaries. Mr. Binch performs part-time consulting services for SPSS.

REPORT OF THE SPSS COMPENSATION COMMITTEE

To:  The Board of Directors

     The Compensation Committee of the Board of Directors is composed entirely of directors who have never served as officers of SPSS. The Compensation Committee develops recommended compensation programs for SPSS's senior executive officers which are reviewed with and approved by the entire Board of Directors. Such compensation programs encompass base salary, cash bonuses and other incentive compensation, stock options and other equity-based compensation as well as other benefit programs. In 2001, the Board approved the Compensation Committee's recommendations in all material respects. The Board of Directors and the Compensation Committee have delegated authority to make compensation decisions regarding other officers and employees to the Company's Chief Executive Officer, although such decisions remain subject to review and approval by the Compensation Committee.

     The primary objective of SPSS's executive compensation program is to help SPSS attract and retain talented executives while at the same time promoting the interests of SPSS's stockholders through compensation programs that reward the achievement of business results. To meet this objective, SPSS has adopted a compensation program which places a substantial portion of each officer's potential compensation at risk and dependant on SPSS's performance. Following is a brief description of each of the components of SPSS's executive compensation program.

  BASE SALARY

     Base salary is intended to provide a fixed level of compensation reflecting the scope and nature of basic job responsibilities. The Committee grants salary increases, if appropriate, after a review of individual performance and an assessment of the relative competitiveness of the current salary. In keeping with the goal of unifying the interests of SPSS's senior executives and its shareholders, base salary is designed to represent a relatively small portion of the total compensation which the senior executives have the potential to earn each year. However, depending upon (i) success in achieving the performance goals which govern the senior executives' right to receive bonuses, and (ii) the extent to which enhanced performance has enhanced the value of equity-based compensation, base salary could represent a majority of the compensation actually received by a senior executive in any given year.

  ANNUAL BONUS

     Annual bonus awards recognize an executive's contribution to each year's actual operating results as measured against a specified performance objective. The performance objectives for each individual frequently have two components: objectives relating specifically to the individual's job performance and objectives relating to the Company's overall performance. The relative weight given to each component may vary. When establishing performance objectives relating to the Company's overall performance, the Compensation Committee focuses primarily on financial performance -- specifically operating and net income. The amount of bonus compensation paid to the executive each year is determined by comparing actual results to a performance objective established by the Compensation Committee based upon the operating budget approved by SPSS's Board of Directors for that year. The maximum potential bonus is generally established as a percentage of the executive's base salary. The actual percentage of base salary which the executive is entitled to receive as bonus compensation will increase (but not above the maximum) or decrease depending on the extent to which the performance objective is achieved. In keeping with SPSS's commitment to increasing the proportion of the senior executives' compensation which is performance-based, base salary levels are designed to increase in comparatively small amounts and bonus compensation is designed so that it can increase or decrease significantly depending on SPSS's overall financial performance. In addition to regular annual bonuses the amount of which are determined in whole or in part by SPSS's financial performance, the Compensation Committee from time-to-time makes special bonus awards to individuals based upon exceptional performance. These special bonuses are not intended to be recurring in nature and they were not taken into account in the design of SPSS's executive compensation plan and no specific percentage of any employee's compensation has been allocated to this form of bonus.

  STOCK OPTION PLAN

     Stock options are considered an important component of SPSS's incentive compensation. Stock options provide the right to purchase, at fair market value on the date of grant, a fixed number of shares of SPSS's common stock during the term of the option, which is typically ten years from the date of grant. Options are also typically subject to vesting provisions which require the recipients continued employment by SPSS for a period of three to five years from the date of grant in order for the recipient to be entitled to the full benefit of the option, although certain options granted to executives with policy-making responsibility provide for accelerated vesting (typically one year) if the Company significantly exceeds its budget projections. In determining the size of the option grants, the Compensation Committee considers the impact of the grants on existing shareholders' stock ownership positions and the prospective value of the options as a performance incentive. The number of options previously awarded to and held by executive officers is reviewed and is also considered as a factor in determining the size of current option grants.

     Chief Executive Officer Compensation. The Compensation Committee has established the CEO's base salary and bonus employing largely the same principles described above, except that the amount of the CEO's bonus is purely a function of the financial performance of SPSS measured against the operating and net income goals established by the Compensation Committee and approved by the Board of Directors at the beginning of each year. The Compensation Committee believes that it has established a total compensation package which compares favorably to industry standards. The Compensation Committee considers the total salary and incentive compensation provided to chief executives of similar companies, although it does not target a specific percentile range within this group of similar companies' in determining the CEO's compensation.

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

     In 2001, Mr. Noonan received twice the number of stock options received by the other policy-making senior executives. The Compensation Committee recommended grants to Mr. Noonan of stock options to acquire (i) 50,000 shares of common stock at $20.625 per share effective January 2, 2001 and (ii) 50,000 shares of common stock at $22.375 per share effective March 1, 2001. These options vest in the same manner as the stock options granted the other senior executives. The Compensation Committee determined that the level of options granted to Mr. Noonan was appropriate given the importance of his contributions to the Company. In recommending these grants, the Compensation Committee also considered that such grants would further the Company's policy of seeking to align the interests of its senior executives with those of its stockholders.

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

                                          Compensation Committee of SPSS Inc.

                                          William Binch
                                          Michael Blair
                                          Merritt Lutz

EQUITY INCENTIVE PLANS

     Pursuant to the Third Amended and Restated 1995 Equity Incentive Plan (the "1995 Equity Incentive Plan") and the 2000 Equity Incentive Plan (the "2000 Equity Incentive Plan"), SPSS may award stock options and a variety of other equity incentives to directors, executive officers, other key executives, employees and independent contractors of SPSS and any of its subsidiaries. The Board is authorized to delegate to the Compensation Committee the administration of the Equity Incentive Plan. The purpose of both Equity Incentive Plans is to further the success of SPSS by attracting and retaining key management and other talent and providing to such persons incentives and rewards tied to SPSS' business success.

     The maximum number of shares of SPSS common stock that may be issued or transferred to such persons under the 1995 Equity Incentive Plan may not exceed 1,800,000 and may not exceed 500,000 shares under the 2000 Equity Incentive Plan. In order to encourage executives to exercise vested options and thereby increase direct ownership of SPSS common stock by management, the Board has approved the grant of "reload options" at the then-current market price to the exercising individual in an amount equal to the sum of the number of shares of SPSS common stock tendered, actually or by attestation, in payment of the exercise price of the equity incentives or any applicable withholding taxes.

     Pursuant to the 1999 Employee Equity Incentive Plan, SPSS may award nonqualified stock options and a variety of other equity incentives to non-executive officer, non-director employees and independent contractors of SPSS and any of its subsidiaries. The Board is authorized to delegate to the Compensation Committee the administration of the 1999 Employee Equity Incentive Plan. The purpose of the 1999 Employee Equity Incentive Plan is to further the success of SPSS by attracting outstanding employees and other talent and providing to such persons incentives and rewards tied to SPSS' business success. The maximum number of shares of SPSS common stock that may be issued or transferred to such persons in any given calendar year is three percent (3%) of the greatest number of total SPSS common stock outstanding in the previous calendar year. The Board amended the 1999 Employee Equity Incentive Plan to increase the number of shares of SPSS common stock that could be issued under the plan in 2001 by 1,550,000 shares.

PERFORMANCE GRAPH

     The following graph shows the changes in $100 invested since December 31, 1996, in SPSS's common stock, the Nasdaq 100 Stocks Index and S&P Computer Software and Services Index, a specialized industry focus group, assuming that all dividends were reinvested.

                              [PERFORMANCE GRAPH]

--------------------------------------------------------------------------------------
                       12/31/96   12/31/97   12/31/98   12/31/99   12/31/00   12/31/01
--------------------------------------------------------------------------------------
 SPSS (NASDAQ: SPSS)   $100.00    $ 69.06    $ 67.71    $ 90.58    $ 79.15    $ 67.71
--------------------------------------------------------------------------------------
 NASDAQ 100 Stock
  Index                $100.00    $120.63    $223.53    $451.43    $285.10    $192.00
--------------------------------------------------------------------------------------
 S&P Computer
  Software &
  Services Index       $100.00    $182.78    $331.09    $501.51    $289.25    $178.32
--------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, as of March 15, 2002, the number and percentage of shares of common stock beneficially owned by:

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

                                                                    SHARES
                                                              BENEFICIALLY OWNED
                                                              -------------------
NAME                                                           NUMBER     PERCENT
----                                                          ---------   -------
Norman H. Nie, individually, as Trustee of the Nie Trust and as a Director and President of the Norman and Carol Nie
  Foundation, Inc.(1)(20)...................................  1,097,843     6.5%
Brown Capital Management, Inc.(2)(20).......................  1,737,875    10.3%
T. Rowe Price Associates, Inc.(3)(20).......................  1,414,850     8.4%
Daruma Asset Management, Inc.(4)(20)........................  1,159,400     6.9%
Jack Noonan(5)(20)..........................................    461,493     2.7%
Bernard Goldstein(6)(20)....................................     69,210       *
Edward Hamburg(7)(20).......................................    200,967     1.2%
Brian Zanghi(20)............................................      3,010       *
Mark Battaglia(8)(20).......................................    194,745     1.1%
Susan Phelan(9)(20).........................................    185,029     1.1%
Ian Durrell(10)(20).........................................    124,031       *
Jonathan Otterstatter(11)(20)...............................     92,468       *
Patrick Dauga(12)(20).......................................     37,632       *
David Blyer(13)(20).........................................    138,212       *
Merritt M. Lutz(14)(20).....................................     38,766       *
Michael D. Blair(15)(20)....................................     34,101       *
Promod Haque(16)(20)........................................    949,209     5.6%
William Binch(17)(20).......................................     12,709       *
Kenneth Holec(18)(20).......................................    228,910     1.4%
All directors and executive officers as a group (12
  persons)(19)..............................................  3,868,335    21.2%

---------------

  * The percentage of shares beneficially owned does not exceed 1% of the Common Stock.

 (1) Includes 38,766 shares through options exercisable within 60 days; 90,433 shares held of record by the Norman and Carol Nie Foundation, Inc.; and 968,644 shares held by the Nie Trust. Dr. Nie shares voting and investment power over the 90,433 shares held by the Nie Foundation with Carol Nie.

 (2) Brown Capital Management, Inc. is the beneficial owner of 1,737,875 shares of SPSS common stock and an investment advisor in accordance with Section 203 of the Investment Advisor Act. This information was taken from Brown's
     Schedule 13G dated February 5, 2002.

 (3) T. Rowe Price Associates, Inc. is the beneficial owner of 1,414,850 shares of SPSS common stock and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. This information was taken from T. Rowe Price' Schedule 13G dated February 13, 2002.

 (4) Daruma Asset Management, Inc. is the beneficial owner of 1,159,400 shares of SPSS common stock and an investment advisor in accordance with Section 203 of the Investment Advisor Act. This information was taken from Daruma's
     Schedule 13G dated January 29, 2002.

 (5) Includes 409,544 shares through options exercisable within 60 days.

 (6) Includes 38,766 shares through options exercisable within 60 days.

 (7) Includes 160,772 shares through options exercisable within 60 days.

 (8) Includes 183,362 shares through options exercisable within 60 days.

 (9) Includes 185,029 shares through options exercisable within 60 days.

(10) Mr. Durrell is the beneficial owner of these shares, which consist solely of 124,031 shares through options exercisable within 60 days held of record by Valletta.

(11) Includes 49,187 shares through options exercisable within 60 days; 333 shares registered in the name of each of Mr. Otterstatter's three minor children; 915 shares held jointly by Jonathan P. and Pamela J. Otterstatter; 21,800 shares held by Jonathan P. and Pamela J. Otterstatter as trustees of the Jonathan P. Otterstatter Revocable Trust dated 12/15/99; and 3,579 shares held by the Jonathan P. Otterstatter IRA.

(12) Includes 23,334 shares through options exercisable within 60 days.

(13) Includes 15,635 shares through options exercisable within 60 days.

(14) Includes 38,766 shares through options exercisable within 60 days.

(15) Includes 33,766 shares through options exercisable within 60 days.

(16) Includes 12,709 shares through options exercisable within 60 days. Dr. Haque's beneficial ownership also includes 631,044 shares held by Norwest Equity Partners IV, L.P. and 305,456 shares held by Norwest Equity Partners V, L.P. Dr. Haque, one of the Company's directors, is a general partner of Norwest Equity Partners IV, L.P. and a general partner of Norwest Equity Partners V, L.P. Dr. Haque shares voting and dispositive power shares held by the Norwest funds with other general and managing partners of the Norwest funds.

(17) Includes 12,709 shares through options exercisable within 60 days.

(18) Includes 60,157 options exercisable within 60 days and 3,500 shares registered in the name of each of Mr. Holec's three minor children.

(19) Includes 1,400,833 shares through options exercisable within 60 days.

(20) The business address of each of Dr. Nie, Mr. Noonan, Mr. Hamburg, Mr. Zanghi, Mr. Battaglia, Ms. Phelan, Mr. Durrell, Mr. Otterstatter, Mr. Dauga, Mr. Blyer, Mr. Binch and Mr. Holec is the office of SPSS at 233 South Wacker Drive, Chicago, Illinois 60606. The business address for Mr. Lutz is the office of Morgan Stanley Dean Witter & Co. at 750 Seventh Avenue, 16th floor, New York, New York 10019. The business address of Mr. Goldstein is the office of Broadview Associates, L.P., One Bridge Plaza, Fort Lee, New Jersey 07024. The business address for Mr. Blair is the office of Cyborg Systems, Inc., 120 S. Riverside Plaza, 17th Floor, Chicago, Illinois 60606. The business address for Mr. Haque is Norwest Venture Partners, 525 University Avenue, Suite 800, Palo Alto, California 94301. The business address for the T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. The business address for Daruma Asset Management, Inc. is 60 East 42nd Street, Suite 1111, New York, New York 10165. The business address for Brown Capital Management, Inc. is 1201 N. Calvert Street, Baltimore, Maryland 21202.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH NORMAN NIE

     Norman Nie received $80,800 for consulting work on a part-time basis through Nie Consulting.

TRANSACTIONS WITH ILLUMITEK, INC.

     Jack Noonan, President and Chief Executive Officer of SPSS, and Mark Battaglia, President, SPSS Business Intelligence, serve as directors of Illumitek, Inc. Mr. Noonan also serves as a member of the Compensation Committee of the Board of Directors of Illumitek. On March 30, 2001, SPSS purchased 50% of the then issued and outstanding shares of common stock of Illumitek for $2,000,000. Subsequent to its initial investment, SPSS issued Illumitek a note receivable of $3,250,000 which is due on December 31, 2004. At its option, Illumitek may make payment under the note in the form of cash or by issuing to SPSS additional shares of common stock of Illumitek. In the fourth quarter of 2001, SPSS began advancing Illumitek funds to meet ongoing obligations and SPSS took on a more active role and directed Illumitek management to implement various cost-cutting and restructuring measures.

TRANSACTIONS WITH BROADVIEW INTERNATIONAL, LLC

     Bernard Goldstein, a member of the Board of Directors of SPSS, serves as a director of Broadview International, LLC. In 2001, SPSS paid Broadview a total of $80,000 as a retainer for investment banking services provided by Broadview to SPSS. In addition, SPSS paid Broadview an additional $1,000,000 for services provided by Broadview in connection with the merger of SPSS and NetGenesis. This $1,000,000 payment was made on January 18, 2002, but was accounted for by SPSS as an expense in 2001.

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) Consolidated Financial statements commence on page 30:

             Independent Auditors' Report

             Consolidated Balance Sheets as of December 31, 2000 and 2001

             Consolidated Statements of Operations for the years ended December 31, 2000 and 2001

             Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1999, 2000 and 2001

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001

             Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

             Notes to Consolidated Financial Statements

        (2) Consolidated Financial Statement Schedule -- see page 58:

            Schedule II  Valuation and qualifying accounts

            Schedules not filed:
            All schedules other than that indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

        (3) Exhibits required by Item 601 of Regulation S-K. (Note: Management contracts and compensatory plans or arrangements are identified with a "+" in the following list.)

                                                                         INCORPORATION
EXHIBIT                                                                  BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
-------                     -----------------------                     ---------------
 2.1      Agreement and Plan of Merger among SPSS Inc., SPSS ACSUB,     (1), Ex. 2.1
          Inc., Clear Software, Inc. and the shareholders named
          therein, dated September 23, 1996.
 2.2      Agreement and Plan of Merger among SPSS Inc., SPSS            (2), Annex A
          Acquisition Inc. and Jandel Corporation, dated October 30,
          1996.
 2.3      Asset Purchase Agreement by and between SPSS Inc. and         (16), Ex. 2.3
          DeltaPoint, Inc., dated as of May 1, 1997.
 2.4      Stock Purchase Agreement among the Registrant, Edward Ross,   (3), Ex. 2.1
          Richard Kottler, Norman Grunbaum, Louis Davidson and certain
          U.K.-Connected Shareholders or warrant holders of Quantime
          Limited named therein, dated as of September 30, 1997,
          together with a list briefly identifying the contents of
          omitted schedules.
 2.5      Stock Purchase Agreement among the Registrant, Edward Ross,   (3), Ex. 2.2
          Richard Kottler, Norman Grunbaum, Louis Davidson and certain
          Non-U.K. Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted
          schedules.
 2.6      Stock Purchase Agreement by and among SPSS Inc. and certain   (4), Ex. 2.1
          Shareholders of Quantime Limited listed on the signature
          pages thereto, dated November 21, 1997.
 2.7      Stock Purchase Agreement by and among Jens Nielsen, Henrik    (4), Ex. 2.2
          Rosendahl, Ole Stangegaard, Lars Thinggaard, Edward O'Hara,
          Bjorn Haugland, 2M Invest and the Shareholders listed on
          Exhibit A thereto, dated November 21, 1997.

                                                                         INCORPORATION
EXHIBIT                                                                  BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
-------                     -----------------------                     ---------------
 2.8      Stock Purchase Agreement by and among SPSS Inc. and the       (18), Ex. 2.1
          Shareholders of Integral Solutions Limited listed on the
          signature pages hereof, dated as of December 31, 1998.
 2.9      Share Purchase Agreement by and among SPSS Inc., Surveycraft  (20), Ex. 2.9
          Pty Ltd. and Jens Meinecke and Microtab Systems Pty Ltd.,
          dated as of November 1, 1998.
 2.10     Stock Acquisition Agreement by and among SPSS Inc., Vento     (21), Ex. 2.1
          Software, Inc. and David Blyer, John Gomez and John
          Pappajohn, dated as of November 29, 1999.
 2.11     Asset Purchase Agreement by and between SPSS Inc. and         (24), Ex. 2.11
          DataStat, S.A., dated as of December 23, 1999.
 2.12     Agreement and Plan of Merger dated as of November 6, 2000,    (25), Ex. 2.1
          among SPSS, SPSS Acquisition Sub Corp., and ShowCase.
 2.13     Agreement and Plan of Merger dated as of October 28, 2001,    (29), Ex. 99.1
          among SPSS, Red Sox Acquisition Corp. and NetGenesis Corp.
 2.14     Stock Purchase Agreement by and among SPSS Inc., LexiQuest,   (33), Ex 2.14
          S.A. and the owners of all of the issued and outstanding
          shares of capital stock of LexiQuest, S.A., dated as of
          January 31, 2002.
 3.1      Certificate of Incorporation of SPSS.                         (5), Ex. 3.2
 3.2      By-Laws of SPSS.                                              (5), Ex. 3.4
10.1      Employment Agreement with Jack Noonan.+                       (8), Ex. 10.1
10.2      Agreement with Valletta.+                                     (6), Ex. 10.2
10.3      Agreement between SPSS and Prentice Hall.                     (6), Ex. 10.5
10.4      Intentionally omitted.
10.5      HOOPS Agreement.                                              (6), Ex. 10.7
10.6      Stockholders Agreement.                                       (5), Ex. 10.8
10.7      Agreements with CSDC.                                         (5), Ex. 10.9
10.8      Amended 1991 Stock Option Plan.+                              (5), Ex. 10.10
10.9      SYSTAT Asset Purchase Agreement.                              (9), Ex. 10.9
10.10     1994 Bonus Compensation.+                                     (10), Ex. 10.11
10.11     Lease for Chicago, Illinois Office.                           (10), Ex. 10.12
10.12     Amendment to Lease for Chicago, Illinois Office.              (10), Ex. 10.13
10.13     1995 Equity Incentive Plan.+                                  (11), Ex. 10.14
10.14     1995 Bonus Compensation.+                                     (12), Ex. 10.15
10.15     Amended and Restated 1995 Equity Incentive Plan.+             (13), Ex. 10.17
10.16     1996 Bonus Compensation.+                                     (14), Ex. 10.18
10.17     Software Distribution Agreement between the Company and       (14), Ex. 10.19
          Banta Global Turnkey.
10.18     Lease for Chicago, Illinois in Sears Tower.                   (15), Ex. 10.20
10.19     1997 Bonus Compensation.+                                     (17), Ex. 10.21
10.20     Norman H. Nie Consulting L.L.C. Agreement with SPSS.          (17), Ex. 10.22
10.21     Second Amended and Restated 1995 Equity Incentive Plan.+      (19), Ex. A
10.22     1998 Bonus Compensation.+                                     (20), Ex. 10.23
10.23     Third Amended and Restated 1995 Equity Incentive Plan.+       (22), Ex. 10.1
10.24     Loan Agreement dated June 1, 1999 between SPSS and American   (23), Ex. 10.1
          National Bank and Trust Company of Chicago.

                                                                         INCORPORATION
EXHIBIT                                                                  BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
-------                     -----------------------                     ---------------
10.25     First Amendment to Loan Agreement dated June 1, 1999,         (23), Ex. 10.2
          between SPSS and American National Bank and Trust Company of
          Chicago.
10.26     1999 Bonus Compensation.+                                     (24), Ex. 10.27
10.27     2000 Equity Incentive Plan.+                                  (26), Ex. 10.45
10.28     SPSS Qualified Employee Stock Purchase Plan.+                 (26), Ex. 10.46
10.29     SPSS Nonqualified Employee Stock Purchase Plan.+              (26), Ex. 10.47
10.30     2000 Bonus Compensation.+                                     (27), Ex. 10.30
10.31     Stock Purchase Agreement by and between SPSS Inc. and Siebel  (28), Ex. 10.31
          Systems, Inc.
10.32     1999 Employee Equity Incentive Plan.+                         (30), Ex. 4.1
10.33     Stock Purchase Agreement by and between SPSS Inc. and         (31), Ex. 10.33
          America
          Online, Inc.
10.34     Strategic Online Research Services Agreement by and between   (32), Ex. 99.1
          SPSS Inc. and America Online, Inc.*
21.1      Subsidiaries of SPSS.
23.1      Consent of KPMG LLP.

---------------

  * Portions of this Exhibit are omitted and have been filed separately with the Securities and Exchange Commission pursuant to Rule 406 promulgated under the Securities Act of 1933.

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

(22) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

(23) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended September 30, 1999. (File No. 000-22194)

(24) Previously filed with Form 10-K Annual Report of SPSS Inc. for the year ended December 21, 1999. (File No. 000-22194).

(25) Previously filed with SPSS Inc.'s Form 8-K , filed November 15, 2000. (File No. 000-22194).

(26) Previously filed with the Form S-4 Registration Statement of SPSS Inc., filed on December 19, 2000. (File No. 333-52216)

(27) Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 2000. (File No. 000-22194)

(28) Previously filed with the Form S-3 Registration Statement of SPSS Inc. filed on October 9, 2001.
     (File No. 333-71236)

(29) Previously filed with SPSS Inc. Report on Form 8-K, dated October 28, 2001, filed on October 29, 2001. (File No. 000-22194)

(30) Previously filed with the Form S-8 Registration Statement of SPSS Inc. filed on September 15, 2000. (File No. 333-45900)

(31) Previously filed with the Form S-3 Registration Statement of SPSS Inc. filed on December 12, 2001. (File No. 333-74944)

(32) Previously filed with SPSS Inc. Report on Form 8-K/A (Amendment No. 1) filed on December 12, 2001. (File No. 000-22194)

(33) Previously filed with SPSS Inc. Report on Form 8-K, dated February 6, 2002, filed on February 21, 2002. (File No. 000-22194)

     (b) SPSS filed the following reports on Form 8-K during the fourth quarter of fiscal year 2001:

     - The current report of SPSS Inc. on Form 8-K, dated October 22, 2001, filed with the SEC on October 23, 2001. The Report on Form 8-K announced SPSS's strategic alliance with America Online, Inc. through its Digital Marketing Services subsidiary, in which SPSS acquired the exclusive rights to distribute survey sample data drawn from AOL members and users of AOL's other interactive properties. SPSS did not file any financial statements with the Report on Form 8-K.

     - The current report of SPSS Inc. on Form 8-K, dated October 28, 2001, filed with the SEC on October 29, 2001. The Report on Form 8-K stated that on October 28, 2001, SPSS Inc., Red Sox Acquisition Corp., and NetGenesis Corp., each a Delaware corporation, entered into an Agreement and Plan of Merger whereby NetGenesis stockholders would receive 0.097 shares of SPSS common stock for each share of NetGenesis common stock held by them. The closing of the merger was scheduled to occur during the fourth quarter of 2001 and SPSS anticipated issuing 2.4 million shares of its common stock under the terms of the merger. NetGenesis provides E-Metric Solutions which is a combination of software and analytic consulting services that dramatically improve the financial performance of e-business initiatives.

     - The current report of SPSS Inc. on Form 8-K filed with the SEC on November 13, 2001. The Report on Form 8-K stated that on November 13, 2001, SPSS was filing restated audited consolidated financial statements and notes related thereto for the years ended December 31, 2000, 1999 and 1998 to reflect SPSS's merger with ShowCase Corporation (consummated in February 2001), which was accounted for as a pooling-of-interests transaction. The Report on Form 8-K contained the following financial information: SPSS's restated audited financial statements and notes related thereto for the years ended December 31, 2000, 1999 and 1998; and SPSS's Restated Management's Discussion and Analysis of Financial Condition and Results of Operation for the three years ended December 31, 2000.

     - The current report of SPSS Inc. on Form 8-K/A (Amendment No. 1) filed with the SEC on December 12, 2001. The Report on Form 8-K/A (Amendment No. 1) amended the Report on Form 8-K filed with the SEC on October 23, 2001 (see above). In the Report on Form 8-K/A, SPSS included as an exhibit a redacted version of the Strategic Online Research Services Agreement under which SPSS consummated its strategic alliance with AOL. Concurrent with the filing of the Report on Form 8-K/A, SPSS filed a request for confidential treatment with the SEC requesting that the SEC grant confidential treatment to the language redacted from the Strategic Online Research Services Agreement filed as an exhibit to the Form 8-K/A. SPSS also stated in the Form 8-K/A that its acquisition of the assets from AOL did not meet the threshold requirements under Rule 3-05 of Regulation S-X and that no additional financial statement disclosure was required.

     - The current report of SPSS Inc. on Form 8-K filed with the SEC on December 21, 2001. The Report on Form 8-K stated that on December 21, 2001, SPSS completed its acquisition of all of the outstanding capital stock of NetGenesis Corp., in accordance with the terms of the Agreement and Plan of Merger by and among SPSS, NetGenesis and Red Sox Acquisition Corp., a wholly-owned subsidiary of SPSS. The acquisition was effected through a merger in which NetGenesis merged with and into Red Sox Acquisition Corp., with NetGenesis as the surviving corporation and a wholly-owned subsidiary of SPSS. The shares of NetGenesis common stock that were outstanding as of December 21, 2001 would be converted into the right to receive an aggregate of approximately 2.4 million shares of SPSS common stock at an exchange ratio of 0.097 shares of SPSS common stock for each outstanding share of NetGenesis common stock. The shares of SPSS common stock issued in the merger were registered under the Securities Act. The acquisition was structured as a tax-free reorganization and is being accounted for by SPSS under the purchase method of accounting.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 2002.

                                          SPSS Inc.

                                          By:        /s/ JACK NOONAN
                                            ------------------------------------
                                                        Jack Noonan
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 29, 2002.

                    SIGNATURE                                             TITLE(S)
                    ---------                                             --------
                /s/ NORMAN H. NIE                            Chairman of the Board of Directors
 ------------------------------------------------
                  Norman H. Nie


                 /s/ JACK NOONAN                      President, Chief Executive Officer and Director
 ------------------------------------------------
                   Jack Noonan


                /s/ EDWARD HAMBURG                    Executive Vice President, Corporate Operations,
 ------------------------------------------------          Chief Financial Officer and Secretary
                  Edward Hamburg


               /s/ ROBERT BRINKMANN                    Vice President, Finance and Controller, Chief
 ------------------------------------------------        Accounting Officer and Assistant Secretary
                 Robert Brinkmann


              /s/ BERNARD GOLDSTEIN                                       Director
 ------------------------------------------------
                Bernard Goldstein


                 /s/ MERRITT LUTZ                                         Director
 ------------------------------------------------
                   Merritt Lutz


                /s/ MICHAEL BLAIR                                         Director
 ------------------------------------------------
                  Michael Blair


                 /s/ PROMOD HAQUE                                         Director
 ------------------------------------------------
                   Promod Haque


               /s/ WILLIAM B. BINCH                                       Director
 ------------------------------------------------
                 William B. Binch


               /s/ KENNETH H. HOLEC                                       Director
 ------------------------------------------------
                 Kenneth H. Holec

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
21.1                                       Subsidiaries of the Company
23.1                                       Consent of KPMG LLP