Form 10-K/A
period 2001-12-31
SPSS INC
filed 2002-04-24
CIK 869570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                        COMMISSION FILE NUMBER: 33-64732

                                    ---------

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

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, AS OF MARCH 15, 2002, WAS 16,877,721.

================================================================================

                                EXPLANATORY NOTE


         SPSS Inc. ("SPSS") is filing this Amendment No. 1 on Form 10-K/A to identify and correct typographical errors contained in SPSS's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was originally filed with the Securities and Exchange Commission (the "SEC") on April 1, 2002 (the "Original Filing").

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

         The following summary identifies the location of each typographical error contained in the Original Filing and a brief description of such typographical error. However, we encourage you to read the pages following this Explanatory Note for a more thorough discussion of each of the typographical errors and how such typographical errors have been corrected.

         SPSS has made the following change in Item 6. Selected Consolidated Financial Data:

         - In the selected consolidated financial data table on page 17, SPSS has corrected the dollar amount for "Income (loss) before minority interest" identified in the December 31, 2000 column.

         SPSS has made the following changes in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         - In the paragraphs discussing Special General and Administrative Charges and Merger-related costs, SPSS has deleted and replaced two misspelled words.

         - In the Liquidity and Capital Resources section, SPSS has moved the three paragraphs discussed under the heading "Summary Disclosures Regarding Related Parties" to another part of the Management's Discussion and Analysis section so that such discussion of "Summary Disclosures Regarding Related Parties" immediately follows the discussion of "International Operations."

         - In the Liquidity and Capital Resources section, SPSS has corrected the dollar amount spent on net capital expenditures during fiscal 2000.

         -    In the Liquidity and Capital Resources section, SPSS has corrected
         (a) the dollar amount used in financing activities in 2001 and (b) the dollar amount of cash received from issuances of common stock through sales to a third party entity.

         - In the Liquidity and Capital Resources section, SPSS has deleted an extraneous word from the fourth full paragraph on page 23.

         SPSS has also made the following changes in Item 8. Financial Statements and Supplementary Data:

         - In the Consolidated Balance Sheets, SPSS has corrected the dollar amount for "Deferred income taxes" identified in the December 31, 2000 column.

         - In Note 2, SPSS has corrected (a) the dollar amount for other long-lived assets in the 2001 column and (b) the dollar amount for long-lived assets in all geographic regions in the 2001 column.

         - In Note 9, SPSS has corrected (a) the dollar amount for other assets in the 2000 column and (b) the dollar amount for total other assets in the 2000 column.

         - In Note 12, in the paragraphs discussing special general and administrative charges and merger-related costs, SPSS has deleted and replaced two misspelled words.

         - The footnote addressing Income Taxes should be identified as Note 13 instead of Note 11.

         In Part III, Item 12, SPSS has deleted and correctly replaced (a) a typographical error in the number of shares of common stock beneficially owned by one of its outside directors and (b) a typographical error in the number of options held by one of its executive officers as identified in footnote (12) to the beneficial ownership table.

         In Part IV, Item 14, SPSS has provided the correct page number cross-reference to the Consolidated Financial Statement Schedule.

         Any items in the Original Filing that are not expressly changed hereby shall be as set forth in the Original Filing.

ITEMIZED TYPOGRAPHICAL AMENDMENTS TO THE ANNUAL REPORT
ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         - In the selected consolidated financial data table on page 17, the dollar amount for "Income (loss) before minority interest" in the December 31, 2000 column identified as "$4,234" in the Original Filing is hereby deleted and replaced with "$5,915."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         - The word "dating" contained in the second sentence of the paragraph discussing Special General and Administrative charges is hereby deleted and replaced with the word "relating." (See first full paragraph on page 21)

         - The word "several" contained in the third sentence of the paragraph discussing Merger-related costs is hereby deleted and replaced with the word "severance." (See second full paragraph on page
         21)

         - On page 22 of the Liquidity and Capital Resources section, the heading "Summary Disclosures Regarding Related Parties" and the three paragraphs provided immediately under such heading, are hereby deleted from page 22 and moved to a new section on page 24, to be inserted immediately following the discussion of "International Operations."

         - In the Liquidity and Capital Resources section, in the third sentence of the first full paragraph on page 23, the amount of cash used in net capital expenditures identified as "$12.7 million" in the Original Filing is hereby deleted and replaced with "$13.7 million."

         - In the Liquidity and Capital Resources section, in the first sentence of the third full paragraph on page 23, the amount of cash used in financing activities in 2001 identified as "$9.3 million" in the Original Filing is hereby deleted and replaced with "$7.5 million."

         - In the Liquidity and Capital Resources section, the last sentence of the third full paragraph on page 23 in the Original Filing is hereby deleted and replaced in its entirety with the following: "During 2001, $14.8 million in cash was used to repay borrowings under line-of-credit agreements, partially offset by $5.0 million provided primarily by an issuance of common stock through a sale to Siebel, and through employee exercises of stock options."

         - In the first sentence of the fourth full paragraph on page 23, the word "million" following the number "$9,774,000" is hereby deleted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         - In the Consolidated Balance Sheets, the dollar amount for "Deferred income taxes" in the December 31, 2000 column identified as "$1,943" in the Original Filing is hereby deleted and replaced with "$749." (See page 32)

         - In the third table of Note 2 (Domestic and Foreign Operations) to the Consolidated Financial Statements, (a) the amount of other long-lived assets identified as "$31,435,000" in the 2001 column of the Original Filing is hereby deleted and replaced with "$1,045,000"; and
         (b) the total amount of long-lived assets for all geographic regions identified as "$31,435,000" in the 2001 column of the Original Filing is hereby deleted and replaced with "$131,435,000." (See page 45)

         - In the only table of Note 9 (Other Assets) to the Consolidated Financial Statements, (a) the amount of "other" assets identified as "$1,011,000" in the 2000 column of the Original Filing is hereby deleted and replaced with "$1,010,000"; and (b) the total amount of other assets identified as "$5,539,000" in the 2000 column of the Original Filing is hereby deleted and replaced with "$5,538,000." (See page 50)

         - The word "dating" contained in the first full paragraph on page 52 discussing special general and administrative charges is hereby deleted and replaced with the word "relating." (See Note 12 - Other Income (Expense) Special general and administrative charges, and Merger related costs)

         - The word "several" contained in the second sentence of the second full paragraph on page 52 discussing merger-related expenses is hereby deleted and replaced with the word "severance." (See Note 12 - Other Income (Expense) Special general and administrative charges, and Merger related costs)

         - The Note addressing "Income Taxes" should be "Note (13)" instead of "Note (11)" as identified in the Original Filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         - In the beneficial ownership table on page 74, the number of shares of SPSS common stock owned by Michael D. Blair identified as "34,101" shares in the Original Filing is hereby deleted and replaced with "34,099".

         - With respect to the beneficial ownership table, the number of shares of SPSS common stock beneficially owned through options exercisable within 60 days by Patrick Dauga, identified as "23,334" shares in footnote (12) on page 75 of the Original Filing, is hereby deleted and replaced with "37,632."

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

         - In paragraph (a)(2) on page 77, the cross-reference to the Consolidated Financial Statement Schedule identified as "page 58" in the Original Filing is hereby deleted and replaced with "page 61".

         - In the exhibit table under (a)(3) on page 77, a new Exhibit 23.1 (Consent of KPMG LLP) is being filed with this amendment.

                                   SIGNATURES


         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 24, 2002.


                                            SPSS Inc.



                                            By:/s/ Edward Hamburg
                                               ---------------------------------
                                               Edward Hamburg
                                               Executive Vice President,
                                               Corporate Operations,
                                               Chief Financial Officer
                                               and Secretary