Form 10-Q
period 2002-03-31
SPSS INC
filed 2002-05-15
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

     AS OF MAY 8, 2002, THERE WERE 16,827,625 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
     ITEM 1. FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 2001 (AUDITED)
                AND MARCH 31, 2002 (UNAUDITED)                             3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE THREE MONTHS ENDED MARCH 31, 2001
                (UNAUDITED) AND 2002 (UNAUDITED)                           4

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2001
                (UNAUDITED) AND 2002 (UNAUDITED)                           5

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND
                2002 (UNAUDITED)                                           6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                         17

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                            18


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             19

ITEM 1. FINANCIAL STATEMENTS

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,    MARCH 31,
                                                                                       2001          2002
                                                                                   ------------    ---------
                                                                                                  (unaudited)
                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $  21,400      $  19,816
     Marketable securities                                                              9,792          2,013
     Accounts receivable, net of allowances                                            50,086         46,369
     Inventories                                                                        3,217          3,237
     Deferred income taxes                                                             22,200         24,068
     Prepaid expenses and other current assets                                         11,800         11,131
                                                                                    ---------      ---------
          Total current assets                                                        118,495        106,634
                                                                                    ---------      ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Land and building                                                                  2,311          2,271
     Furniture, fixtures, and office equipment                                         11,403         15,032
     Computer equipment and software                                                   55,896         56,584
     Leasehold improvements                                                            12,225         12,747
                                                                                    ---------      ---------
                                                                                       81,835         86,634
     Less accumulated depreciation and amortization                                    48,453         51,824
                                                                                    ---------      ---------
Net property, equipment and leasehold improvements                                     33,382         34,810
                                                                                    ---------      ---------
Restricted cash                                                                         2,080          2,108
Capitalized software development costs, net of accumulated amortization                24,671         26,777
Goodwill, net of accumulated amortization                                              45,110         51,051
Intangibles, net                                                                       18,825         17,982
Other assets                                                                            9,447          9,201
                                                                                    ---------      ---------
                                                                                    $ 252,010      $ 248,563
                                                                                    =========      =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                  $   1,175      $   2,000
     Accounts payable                                                                   9,786          9,447
     Accrued royalties                                                                  1,380            701
     Accrued rent                                                                       1,410          1,485
     Merger consideration                                                               3,379          3,261
     Other accrued liabilities                                                         23,133         24,993
     Income taxes and value added taxes payable                                         4,597          4,048
     Customer advances                                                                    872          1,620
     Deferred revenues                                                                 47,145         45,648
                                                                                    ---------      ---------

          Total current liabilities                                                    92,877         93,203
                                                                                    ---------      ---------

Deferred income taxes                                                                   1,943          1,943
Merger consideration                                                                   21,587         19,893
Other non-current liabilities                                                           1,833          3,670
Minority interest                                                                         497             58
STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares authorized; 16,716,481 and
       16,804,515 shares issued and outstanding in 2001 and 2002, respectively            167            168
     Additional paid-in capital                                                       146,099        146,590
     Accumulated other comprehensive income (loss)                                     (7,311)        (8,732)
     Accumulated Deficit                                                               (5,682)        (8,230)
                                                                                    ---------      ---------

          Total stockholders'  equity                                                 133,273        129,796
                                                                                    ---------      ---------
                                                                                    $ 252,010      $ 248,563
                                                                                    =========      =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 ------------------------------
                                                                      2001             2002
                                                                 ------------      ------------
Net revenues:
  Analytical solutions                                           $      4,258      $     10,337
  Market research                                                       3,339             8,332
  Statistics                                                           18,582            21,300
  ShowCase                                                             10,283             9,641
                                                                 ------------      ------------

Net revenues                                                           36,462            49,610

Operating expenses:
  Cost of revenues                                                      4,738             5,848
  Sales and marketing                                                  28,824            30,754
  Research and development                                              7,180             8,108
  General and administrative                                            3,302             5,960
  Special general and administrative charges                            1,967             1,655
  Merger-related                                                        6,337             1,903
  Acquired in-process technology                                          -                 150
                                                                 ------------      ------------

Operating expenses                                                     52,348            54,378
                                                                 ------------      ------------

Operating loss                                                        (15,886)           (4,768)
                                                                 ------------      ------------

Other income (expense):
  Net interest and investment income (expense)                            (60)               94
  Other income (expense)                                                 (755)                7
                                                                 ------------      ------------

Other income (expense)                                                   (815)              101
                                                                 ------------      ------------

Loss before income taxes and minority interest                        (16,701)           (4,667)
Income tax benefit                                                     (6,174)           (1,680)
                                                                 ------------      ------------

Loss before minority interest                                         (10,527)           (2,987)
Minority interest                                                         -                 439
                                                                 ------------      ------------

Net loss                                                         $    (10,527)     $     (2,548)
                                                                 ============      ============

Basic net loss per share                                         $      (0.77)     $      (0.15)
                                                                 ============      ============

Shares used in computing basic net loss per share                  13,638,598        16,781,511
                                                                 ============      ============

Diluted net loss per share                                       $      (0.77)     $      (0.15)
                                                                 ============      ============

Shares used in computing diluted net loss per share                13,638,598        16,781,511
                                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------

                                                           2001           2002
                                                         --------      --------

Net loss                                                 $(10,527)     $ (2,548)

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment                 (935)       (1,432)
     Unrealized holding gain on marketable securities        --              11

                                                         --------      --------

Comprehensive loss                                       $(11,462)     $ (3,969)
                                                         ========      ========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                      MARCH 31,        MARCH 31,
                                                                     ----------------------------
                                                                         2001             2002
                                                                     -----------      -----------
Cash flows from operating activities:
     Net loss                                                        $   (10,527)     $    (2,548)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                    3,377            4,364
          Deferred income taxes                                           (5,210)          (2,358)
          Write-off of acquired in-process technology costs                  -                150
          Write-off of software development costs                            397              -
          Write-off of purchased software                                  1,047              -
          Changes in assets and liabilities, net of acquisition:
             Accounts receivable                                           9,286            3,274
             Inventories                                                    (300)             (20)
             Prepaid expenses and other current assets                       -                652
             Restricted cash                                                 -                (28)
             Accounts payable                                             (3,673)            (419)
             Accrued royalties                                              (694)            (679)
             Accrued expenses                                             (1,432)           1,766
             Accrued income taxes                                         (4,742)            (611)
             Deferred revenues                                             6,482           (1,569)
             Other                                                         2,003             (370)
                                                                     -----------      -----------

Net cash provided by (used in) operating activities                       (3,986)           1,604
                                                                     -----------      -----------

Cash flows from investing activities:
     Capital expenditures, net                                            (2,944)          (3,378)
     Capitalized software development costs                               (2,308)          (3,919)
     Acquisition earn-out payments                                        (2,827)             -
     Acquisition of LexiQuest                                                -             (2,500)
     Proceeds from maturities and sales of marketable securities             -              7,779
     Payment to AOL for Direct Marketing Services                            -             (1,812)
     Proceeds of sale of software products                                 2,000              -
     Investment in nonconsolidated company                                (2,000)             -
     Other investing activity                                                -               (439)
                                                                     -----------      -----------

Net cash used in investing activities                                     (8,079)          (4,269)
                                                                     -----------      -----------

Cash flows from financing activities:
     Net borrowings (repayments) under line-of-credit agreements          (9,250)             825
     Proceeds from issuance of common stock                                  328              492
                                                                     -----------      -----------

Net cash provided by (used in) financing activities                       (8,922)           1,317
                                                                     -----------      -----------

Effect of exchange rate on cash                                             (935)            (236)
                                                                     -----------      -----------
Net change in cash and cash equivalents                                  (21,922)          (1,584)
Cash and cash equivalents at beginning of period                          38,736           21,400
                                                                     -----------      -----------
Cash and cash equivalents at end of period                           $    16,814      $    19,816
                                                                     ===========      ===========
Supplemental disclosures of cash flow information:
     Interest paid                                                   $       460      $       128
     Income taxes paid                                                     2,470            1,335
     Cash received from income tax refunds                                   232            2,080
                                                                     ===========      ===========
Supplemental disclosures of noncash investing activities -
     Common stock issued in merger with ShowCase - shares              3,725,000              -
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

These consolidated financial statements should be read in conjunction with SPSS's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in SPSS's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATIONS

Certain operating expenses of prior periods have been reclassified to conform to the current presentation.

NOTE 3 - SHOWCASE MERGER

On February 26, 2001, SPSS Inc. issued approximately 3,725,000 shares of its common stock in exchange for substantially all of the outstanding common stock of ShowCase Corporation. The merger was accounted for as a pooling of interests.

NOTE 4 - MERGER-RELATED EXPENSES

SPSS incurred merger-related costs of approximately $6,337,000 during the three months ended March 31, 2001 related to the ShowCase acquisition discussed above. The costs are primarily related to professional fees, severance costs, and bonuses. Severance costs for 28 employees totaled approximately $940,000 during the three months ended March 31, 2001 related to the merger, the majority of which relate to officers of ShowCase whose positions were eliminated.

Merger-related expenses for the three months ended March 31, 2002 related to the acquisitions of NetGenesis and LexiQuest, S.A. (see Note 7) included $0.9 million paid for professional fees, $0.5 million of merger-related bonuses paid to employees, and $0.5 million of other merger costs that did not meet the definition of capitalizable merger costs.

NOTE 5 - SPECIAL GENERAL AND ADMINISTRATIVE CHARGES

Special general and administrative charges were $1,967,000 for the three months ended March 31, 2001 and $1,655,000 for the three months ended March 31, 2002. Special general and administrative charges include costs associated with the NetGenesis and LexiQuest acquisitions in the three months ended March 31, 2002, such as severance payments, retention and other bonuses, related travel and meeting expenses and other costs that did not meet the definition of capitalizable merger costs, under established guidelines. Special general and administrative charges in the three months ended March 31, 2001 include costs associated with the ShowCase acquisition, accounted for as a pooling-of-interests. Charges for the three months ended March 31, 2001 include training and marketing and professional fees.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS INCLUDING INTANGIBLE ASSET DATA

During the three months ended March 31, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the quarter the Company reclassified $1,520,000 of intangible assets (workforce and customer lists) into goodwill. Operating income for the three months ended March 31, 2001 includes $432,000 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142. The Company will evaluate goodwill and other intangible assets during the second quarter of 2002 to determine if any impairment has occurred under SFAS No. 142. The Company is currently unaware of any significant events that could impair the goodwill and other intangible assets.

Intangible asset data are as follows (in thousands):

                                               AS OF MARCH 31, 2002
                                               GROSS
                                              CARRYING   ACCUMULATED
                                               AMOUNT   AMORTIZATION

Amortizable intangible assets --
   Other intangible assets -- AOL/DMS Sample   $15,200     $  (834)
   Other intangible assets -- ISL Trademarks       400        (130)

Unamortizable intangible assets
   Goodwill                                    $51,051
   Other intangible assets                       3,346

Aggregate amortization expense --
   For the quarter ended March 31, 2002        $   964

Estimated amortization expense:
   For the year ended December 31, 2002        $ 3,292
   For the year ended December 31, 2003          3,879
   For the year ended December 31, 2004          4,454
   For the year ended December 31, 2005          3,845


     Net loss, basic loss per share, and diluted loss per share would have been $10,412, $0.76, and $0.76, respectively, for the three months ended March 31, 2001, if adjusted for the impact of the implementation of SFAS No. 142.

     On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145 (SFAS 145), Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds Statement No. 4, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Statement No. 64 amended Statement No. 4, and is no longer necessary since Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, the statement is no longer needed. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to other existing pronouncements. The Company has not yet determined the impact of the new accounting standard on its financial reporting.

NOTE 7 - RECENT AND CURRENT PERIOD ACQUISITIONS

     On February 6, 2002, SPSS acquired all of the issued and outstanding shares of capital stock of LexiQuest, S.A., a corporation organized under the laws of France. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, dated as of January 31, 2002 and amended as of March 16, 2002, by and among SPSS, LexiQuest and the owners of all of the issued and outstanding shares of capital stock of LexiQuest. Under French law, LexiQuest employees retained options to purchase shares of LexiQuest capital stock, which could be exercised in the future to acquire a de minimis percentage of LexiQuest's issued and outstanding shares of capital stock.

     The aggregate purchase price for all of the issued and outstanding shares of capital stock of LexiQuest was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent components. The guaranteed portion of the purchase price consisted of a payment of $2,500,000. The contingent portion of the purchase price will be paid, if at all, in the first and second quarters of each of 2003 and 2004. SPSS's obligation to make the contingent payments will depend on the contribution generated by the LexiQuest assets during the preceding fiscal year. The contingent payments, which are capped at a total of $1,500,000 if fully earned, may, at SPSS's option, be paid in cash or shares of SPSS common stock. Shares of SPSS common stock used to satisfy any purchase price obligation will be valued at a per share price equal to the average of the closing prices of one share of SPSS common stock, as quoted on the NASDAQ National Market, for the five day period ending on the trading day preceding the date on which the payment is made. In addition, if SPSS elects to make any purchase price payment by delivery of shares of SPSS common stock, SPSS will be obligated to file a registration statement with the SEC within thirty days on which that payment is made to register the LexiQuest shareholders' resale of the shares of SPSS common stock issued to them in satisfaction of that purchase price payment.

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

     The following summary presents information concerning the purchase price allocation for the LexiQuest acquisition accounted for under the purchase price method.


                             ACQUIRED
               PURCHASED    IN-PROCESS                  LIABILITIES    CAPITALIZED      PURCHASE
COMPANY NAME   SOFTWARE     TECHNOLOGY     GOODWILL       ASSUMED      MERGER COSTS       PRICE
------------   ---------    ----------    ----------    -----------    ------------     --------
LexiQuest       $770,000     $150,000     $5,946,000    $(3,178,000)    $1,188,000     $2,500,000

     The proforma impact of this acquisition is not material to the results of operations during the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to net revenues.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       PERCENTAGE OF NET REVENUES
                                                       --------------------------
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                       --------------------------
                                                           2001          2002
                                                       ------------  ------------
Statement of Income Data:
Net revenues:
 Analytical solutions                                         12%        21%
 Market research                                               9%        17%
 Statistics                                                   51%        43%
 ShowCase                                                     28%        19%
                                                            ----       ----

Net revenues                                                 100%       100%

Operating expenses:
 Cost of revenues                                             13%        12%
 Sales and marketing                                          79%        62%
 Research and development                                     20%        16%
 General and administrative                                    9%        12%
 Special general and administrative charges                    5%         3%
 Merger-related                                               18%         4%
 Acquired in-process technology                                -          -
                                                            ----       ----

Operating expenses                                           144%       109%
                                                            ----       ----

Operating loss                                               (44%)       (9%)
                                                            ----       ----

Other income (expense):
 Net interest and investment income (expense)                  -          -
 Other income (expense)                                       (2%)        -
                                                            ----       ----

Other income (expense)                                        (2%)        -
                                                            ----       ----

Loss before income taxes and minority interest               (46%)       (9%)
Income tax benefit                                           (17%)       (3%)
                                                            ----       ----

Loss before minority interest                                (29%)       (6%)
Minority interest                                              -          1%
                                                            ----       ----

Net loss                                                     (29%)       (5%)
                                                            ====       ====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001.

     Net Revenues. Net revenues increased from $36,462,000 in the three months ended March 31, 2001 to $49,610,000 in the three months ended March 31, 2002, an increase of 36%. The increase was primarily due to growth from the AOL/DMS, NetGenesis and LexiQuest acquisitions. Revenues in all categories were adversely affected by foreign currency exchange rates for each period described. In addition, 2001 and 2002 net revenues were impacted differently by the application of accounting pronouncements in 2000 as described below.

     During 2000, the AICPA staff released several Technical Practice Aids (TPA) for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, Software Revenue Recognition. As a result of the issuance of these TPA's, SPSS performed a comprehensive review of its revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards in TPA 5100.53 -- Fair value of PCS (post-contract customer support or maintenance) in a short-term time-based license and software revenue recognition and TPA 5100.68 -- Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPA's, SPSS began to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratable over the term of the contract.

     Analytical Solutions. Analytical solutions revenues increased from $4,258,000 in the three months ended March 31, 2001 to $10,337,000 in the three months ended March 31, 2002, an increase of 143%. This increase is primarily due to the impact of revenue deferrals, discussed above. With the implementation of the TPA's in the fourth quarter of 2000, more revenues were deferred in the three months ended March 31, 2001 than in the three months ended March 31, 2002, when more revenues, previously deferred, are being recognized ratably over the quarter (i.e. three months of deferrals versus twelve months of deferrals amortized into revenues). Absent the impact of these deferrals and ratable recognition, analytical solutions revenues increased 16% on an adjusted basis from analytical solutions revenues in the three months ended March 31, 2001, due to improvement in sales of Clementine and other enterprise data mining products, both domestically and internationally. These increases were partially offset by the absence of any major OEM deals in the quarter and a minimal amount of new NetGenesis revenues. Many customers purchased services, rather than software, reflecting the pressure on budgets where customers enhance existing products rather than purchasing new ones.

     Market Research. Market research revenues increased from $3,339,000 in the three months ended March 31, 2001 to $8,332,000 in the three months ended March 31, 2002, an increase of 150%. This increase is primarily due to the impact of revenue deferrals, discussed above. With the implementation of the TPA's in the fourth quarter of 2000, more revenues were deferred in the three months ended March 31, 2001 than in the three months ended March 31, 2002, when more revenues, previously deferred, are being recognized ratably over the quarter. Absent the impact of these deferrals and ratable recognition, market research revenues increased 30% on an adjusted basis from market research revenues in the three months ended March 31, 2001, largely due to $1.7 million resulting from new revenues related to the transaction with AOL completed in October 2001.

     Statistics. Statistics net revenues increased from $18,582,000 in the three months ended March 31, 2001 to $21,300,000 in the three months ended March 31, 2002, an increase of 15%. This increase was largely due to steady demand for comparatively low-priced, shrink-wrapped products between periods. As a percentage of net revenues, statistics revenues decreased from 51% in the three months ended March 31, 2001 to 43% in the three months ended March 31, 2002, reflecting the addition of new revenues in the other revenue categories from the AOL/DMS, NetGenesis and LexiQuest acquisitions.

     ShowCase. ShowCase revenues decreased from $10,283,000 in the three months ended March 31, 2001 to $9,641,000 in the three months ended March 31, 2002, a decrease of 6%. This decrease reflects continued weakness in the middle market for higher-ticket business intelligence software and services. As a percentage of net revenues, ShowCase revenues decreased from 28% in the three months ended March 31, 2001 to 19% in the three months ended March 31, 2002, reflecting the addition of new revenues in the other revenue categories from the AOL/DMS, NetGenesis and LexiQuest acquisitions as well as the decrease in ShowCase revenues.

     Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues increased from $4,738,000 in the three months ended March 31, 2001 to $5,848,000 in the comparable period of 2002, an increase of 23%. The increase was due to AOL sample costs, Hyperion Solutions royalties, the amortization of acquired technology assets, and royalties from NetGenesis products. As a percentage of net revenues, cost of revenues were relatively constant at 13% in the three months ended March 31, 2001 and 12% in the three months ended March 31, 2002.

     Sales and Marketing. Sales and marketing expenses increased from $28,824,000 in the first three months of 2001 to $30,754,000 in the three months ended March 31, 2002, an increase of 7%. As a percentage of net revenues, sales and marketing expenses decreased from 79% in the three months ended March 31, 2001 to 62% in the three months ended March 31, 2002, as a result of the revenue increases discussed above. The expense increase primarily reflects the addition of staff from the AOL/DMS transaction, as well as the NetGenesis and LexiQuest acquisitions. The increase was partially offset by reductions in the number of sales and professional services personnel, mostly related to ShowCase activities.

     Research and Development. Research and development expenses increased from $7,180,000 in the three months ended March 31, 2001 to $8,108,000 in the three months ended March 31, 2002 (net of capitalized software development costs of $1,540,000 in the three months ended March 31, 2001 and $1,812,000 in the three months ended March 31, 2002), an increase of 13%. In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,015,000 in the three months ended March 31, 2001 and $1,639,000 in the three months ended March 31, 2002. As a percentage of net revenues, research and development expenses were 20% in the three months ended March 31, 2001 and 16% in the three months ended March 31, 2002, as a result of the revenue increases discussed above. The expense increase was due primarily to the addition of staff from the NetGenesis and LexiQuest acquisitions, as well as compensation increases throughout the last six months of 2001. These increases were partially offset by the reduction of staff made throughout 2001.

     General and Administrative. General and administrative expenses increased from $3,302,000 in the three months ended March 31, 2001 to $5,960,000 in three months ended March 31, 2002, an increase of 80%. As a percentage of net revenues, general and administrative expenses increased from 9% in the three months ended March 31, 2001 to 12% in three months ended March 31, 2002. The expense increase was due primarily to the addition of staff from the NetGenesis acquisition and the expansion of SPSS's corporate executive group. These expense increases were partially offset by the elimination of goodwill amortization of $432,000 following the implementation of SFAS No. 142, Goodwill and Other Intangible Assets.

     Special General and Administrative Charges. Special general and administrative charges decreased from $1,967,000 in the three months ended March 31, 2001 to $1,655,000 in three months ended March 31, 2002, a decrease of 16%. As a percentage of net revenues, special general and administrative expenses decreased from 5% in the three months ended March 31, 2001 to 3% in three months ended March 31, 2002. Special general and administrative charges include costs associated with the NetGenesis and LexiQuest acquisitions in the three months ended March 31, 2002, such as severance payments, retention and other bonuses, related travel and meeting expenses and other costs that did not meet the definition of capitalizable merger costs, under established guidelines. Special general and administrative charges in the three months ended March 31, 2001 include costs associated with the ShowCase acquisition, accounted for as a pooling-of-interests. Charges for the three months ended March 31, 2001 include training and marketing and professional fees.

     Merger-related. Merger-related costs decreased from $6,337,000 in the three months ended March 31, 2001 to $1,903,000 in three months ended March 31, 2002, a decrease of 70%. As a percentage of net revenues, merger-related costs decreased from 18% in the three months ended March 31, 2001 to 4% in three months ended March 31, 2002. Merger-related expenses relate to several acquisitions during 2001 and 2002 (see Notes 4 and 7). Expenses for the three months ended March 31, 2002 included $0.9 million paid for professional fees, $0.5 million of merger-related bonuses paid to employees, and $0.5 million of other merger costs that did not meet the definition of capitalizable merger costs, under established guidelines. Merger-related costs for the three months ended March 31, 2001 include professional fees, severance costs, and bonuses.

     Acquired In-Process Technology. Acquired in-process technology costs were $150,000 in the three months ended March 31, 2002 related to the LexiQuest acquisition. (see Note 7).

     Net Interest and Investment Income (Expense). Net interest and investment income (expense) was $(60,000) in the three months ended March 31, 2001 and $94,000 in three months ended March 31, 2002, a change of 257%. The expense in 2001 was due primarily to interest expense that was only partially offset by lower interest income due to lower average balances in cash and short-term investments. The income in 2002 was primarily due to interest earned on short-term investments, partially offset by interest expense incurred on line-of-credit borrowings.

     Other Income (Expense). Other income was $(755,000) in the three months ended March 31, 2001 and $7,000 in the three months ended March 31, 2002, a change of 101%. The expense in the three months ended March 31, 2001 was due primarily to foreign transaction exchange losses.

     Income Tax Benefit. The provision for income taxes decreased from a net benefit of $6,174,000 in the three months ended March 31, 2001 to a net benefit of $1,680,000 in the three months ended March 31, 2002, a change of 73%. The income tax benefit represents an effective tax rate of approximately 37% in the three months ended March 31, 2001 and approximately 36% in the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, SPSS had approximately $21,829,000 of unrestricted cash and marketable securities. Cash received as part of the merger with NetGenesis was used in the three months ended March 31, 2002 to pay $2.5 million and $2.0 million related to the LexiQuest and NetGenesis acquisitions, respectively, as well as a scheduled payment to AOL Digital Marketing Services strategic alliance for $1.8 million, capital expenditures of $3.4 million, and capitalized software development costs of $3.9 million.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of SPSS's contractual cash obligations as of March 31, 2002:

                                                     Less than
                                        TOTAL         1 year     1-3 years    4-5 years   After 5 years
                                        -----         ------     ---------    ---------   -------------
United Kingdom mortgage              $   658,800   $   73,200  $    146,400  $   146,400    $292,800

Purchase price payment - Verbastat        --             --            --           --          --

Litigation settlement                  1,195,000      595,000       600,000         --          --

Merger consideration - AOL            23,154,000    3,260,605    15,844,001    4,049,394        --

Capital lease commitments                632,501      602,685        29,816         --          --

LexiQuest Belgium Loan                 1,965,996         --       1,965,996         --          --

Other                                    490,464        2,018       488,446         --          --


     SPSS used $3,986,000 of cash flow from operations in the three months ended March 31, 2001 and generated $1,604,000 of cash flow from operations in the three months ended March 31, 2002. Cash flows in both periods were largely due to collections of accounts receivable, which more than offset the net loss in the three months ended March 31, 2002, but only partially offset the larger operating loss in the three months ended March 31, 2001.

     Investing activities resulted in the use of $8,079,000 in the three months ended March 31, 2001 and $4,269,000 in the three months ended March 31, 2002. In the three months ended March 31, 2001, cash was primarily used for capital expenditures of $2.9 million and capitalized software development costs of $2.3 million. SPSS also paid $2.8 million in earn-out payments to the former owners of Integral Solutions and a $2.0 million investment in a nonconsolidated investment. These cash outflows were partially offset by $2.0 million in proceeds from the sale of software products. In the three months ended March 31, 2002, cash was primarily used for capital expenditures of $3.4 million and capitalized software development costs of $3.9 million. SPSS also paid $2.5 million to acquire LexiQuest and made a scheduled payment of $1.8 million to AOL for the Direct Marketing Services acquisition. Proceeds of $7.8 million were received from the maturities and sale of marketable securities.

     Financing activities used cash of $8,922,000 in the three months ended March 31, 2001, primarily to repay $9,250,000 under the line-of-credit agreements. Financing activities generated cash of $1,317,000 in the three months ended March 31, 2002 primarily from $825,000 of borrowing under the line-of-credit agreements and proceeds of $492,000 from the issuance of common stock.

     In May 2000, SPSS revised its loan agreement with American National Bank and Trust Company of Chicago. Under the new loan agreement, SPSS has an available $20,000,000 unsecured line of credit with American National, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of March 31, 2002, SPSS had $2,000,000 outstanding under this line of credit. The Company's agreement with American National requires SPSS to comply with certain specified financial ratios and tests, and, among other things, restricts the Company's ability to:

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

     At March 31, 2002, SPSS was not in compliance with one of the covenants of the line of credit, but is working with its bank to obtain the appropriate waivers. If the Company is unable to obtain the waiver as expected, it may be unable to draw additional funds and it may be required to secure certain borrowings, pay off the loan balance, or obtain alternative financing.

     SPSS anticipates that amounts available from cash and cash equivalents on hand, under its line of credit, as discussed above, and cash flows generated from operations, will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms or at all.

INTERNATIONAL OPERATIONS

     Revenues from international operations were 47% and 48% of total net revenues in the three months ended March 31, 2001 and March 31, 2002, respectively. The percentage difference is the result of revenues increasing in Europe and Japan, but decreasing in North America compared to 2001. The portion of revenues attributable to international operations was negatively affected by changes in foreign currency exchange rates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long lived assets that result from the acquisition, construction, development or normal use of a long lived asset. Statement No. 143 also requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company does not expect the adoption of the new accounting standard to have a material effect on its financial reporting.

     On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145 (SFAS No. 145), Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Statement No. 64 amended Statement No. 4, and is no longer necessary since Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, the statement is no longer needed. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to other existing pronouncements. The Company has not yet determined the impact of the new accounting standard on its financial reporting.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from fluctuations in interest rates on borrowings under our unsecured line of credit that bears interest at either the prime rate or the Eurodollar rate. As of March 31, 2002, the Company had $2,000,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $20,000 of annual interest expense, assuming the same level of borrowing.

     The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly impacted by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations to currency exchange rates, the Company may enter into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at March 31, 2002, management expects this would have a materially adverse effect on the Company's financial results.

     The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time the Company utilizes option contracts to minimize the impact of currency movements on receivables from its foreign subsidiaries. The terms of these contracts are generally less than one year. On March 31, 2002, the Company had two option contracts outstanding for 100 million Japanese yen with a notional amount of approximately $750,000. Both options expired in April 2002. On March 31, 2002, the contracts had a fair value of approximately $100,000.

     The Company's derivative instruments do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments are recognized in income in each accounting period.



                           PART II - OTHER INFORMATION

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

  2.10     Stock Acquisition Agreement by and among SPSS         (21), Ex. 2.1
           Inc. Vento Software, Inc. and David Blyer, John
           Gomez and John Pappajohn, dated as of November
           29, 1999.

  2.11     Asset Purchase Agreement by and between SPSS Inc.     (24), Ex. 2.11
           and DataStat, S.A., dated as of December 23, 1999.

  2.12     Agreement and Plan of Merger dated as of November     (25), Ex. 2.1
           6, 2000, among SPSS, SPSS Acquisition Sub Corp., and ShowCase.

  2.13     Agreement and Plan of Merger dated as of October      (29), Ex. 99.1
           28, 2001, among SPSS, Red Sox Acquisition Corp.
           and NetGenesis Corp.

  2.14     Stock Purchase Agreement by and among SPSS Inc.,      (33), Ex. 2.14
           LexiQuest, S.A. and the owners of all of the issued and outstanding shares of capital stock of LexiQuest, S.A., dated as of January 31, 2002.

  3.1      Certificate of Incorporation of SPSS.                  (5), Ex. 3.2

  3.2      By-Laws of SPSS.                                       (5), Ex. 3.4

 10.1      Employment Agreement with Jack Noonan. +               (8), Ex. 10.1

 10.2      Agreement with Valletta. +                             (6), Ex. 10.2

 10.3      Agreement between SPSS and Prentice Hall.              (6), Ex. 10.5

 10.4      Intentionally omitted.

 10.5      HOOPS Agreement.                                       (6), Ex. 10.7

 10.6      Stockholders Agreement.                                (5), Ex. 10.8

 10.7      Agreements with CSDC.                                  (5), Ex. 10.9

 10.8      Amended 1991 Stock Option Plan. +                      (5), Ex. 10.10

 10.9      SYSTAT Asset Purchase Agreement.                       (9), Ex. 10.9

 10.10     1994 Bonus Compensation. +                            (10), Ex. 10.11

 10.11     Lease for Chicago, Illinois Office.                   (10), Ex. 10.12

 10.12     Amendment to Lease for Chicago, Illinois Office.      (10), Ex. 10.13

 10.13     1995 Equity Incentive Plan. +                         (11), Ex. 10.14

 10.14     1995 Bonus Compensation. +                            (12), Ex. 10.15

 10.15     Amended and Restated 1995 Equity Incentive Plan. +    (13), Ex. 10.17

 10.16     1996 Bonus Compensation. +                            (14), Ex. 10.18

 10.17     Software Distribution Agreement between the           (14), Ex. 10.19
           Company and Banta Global Turnkey.

 10.18     Lease for Chicago, Illinois in Sears Tower.           (15), Ex. 10.20

 10.19     1997 Bonus Compensation. +                            (17), Ex. 10.21

 10.20     Norman H. Nie Consulting L.L.C. Agreement with        (17), Ex. 10.22
           SPSS.

 10.21     Second Amended and Restated 1995 Equity Incentive     (19), Ex. A
           Plan. +

 10.22     1998 Bonus Compensation. +                            (20), Ex. 10.23

 10.23     Third Amended and Restated 1995 Equity Incentive      (22), Ex. 10.1
           Plan. +

 10.24     Loan Agreement dated June 1, 1999 between SPSS        (23), Ex. 10.1
           and American National Bank and Trust Company of
           Chicago.

 10.25     First Amendment to Loan Agreement dated June 1,       (23), Ex. 10.2
           1999, between SPSS and American National Bank and
           Trust Company of Chicago.

 10.26     1999 Bonus Compensation. +                            (24), Ex. 10.27

 10.27     2000 Equity Incentive Plan. +                         (26), Ex. 10.45

 10.28     SPSS Qualified Employee Stock Purchase Plan. +        (26), Ex. 10.46

 10.29     SPSS Nonqualified Employee Stock Purchase Plan. +     (26), Ex. 10.47

 10.30     2000 Bonus Compensation. +                            (27), Ex. 10.30

 10.31     Stock Purchase Agreement by and between SPSS Inc.     (28), Ex. 10.31
           and Siebel Systems, Inc.

 10.32     1999 Employee Equity Incentive Plan. +                (30), Ex. 4.1

 10.33     Stock Purchase Agreement by and between SPSS Inc.     (31), Ex. 10.33
           and America Online, Inc.

 10.34     Strategic Online Research Services Agreement by       (32), Ex. 99.1
           and between SPSS Inc. and America Online, Inc.*


-------------------------------

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

(30) Previously filed with the Form S-8 Registration Statement of SPSS Inc. filed on September 15, 2000. (File No. 333-45900)

(31) Previously filed with the Form S-3 Registration Statement of SPSS Inc. filed on December 12, 2001. (File No. 333-74944)

(32) Previously filed with SPSS Inc. Report on Form 8-K/A (Amendment No. 1) filed on December 12, 2001. (File No. 000-22194)

(33) Previously filed with SPSS Inc. Report on Form 8-K, dated February 6, 2002, filed on February 21, 2002. (File No. 000-22194)

     (b) SPSS filed the following reports on Form 8-K during the three months ended March 31, of fiscal year 2002:

     The current report of SPSS Inc. on Form 8-K, filed with the SEC on February 21, 2002, as amended by (i) the current report of SPSS Inc. on Form 8-K/A (Amendment No. 1), filed with the SEC on February 27, 2002, (ii) the current report on Form 8-K/A (Amendment No. 2), filed with the SEC on April 22, 2002 and
(iii) the current report of SPSS Inc. on Form 8-K/A (Amendment No. 3), filed with the SEC on April 23, 2002. The Report on Form 8-K announced that SPSS acquired all the issued and outstanding shares of stock of LexiQuest, S.A., a corporation organized under the laws of France. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement by and among SPSS, LexiQuest and the owners of all of the issued and outstanding shares of capital stock of LexiQuest, attached as an exhibit thereto. Amendments Nos. 1, 2 and 3 disclosed that Norman Nie, the chairman of SPSS's board of directors is also both the chairman of LexiQuest' board of directors and a shareholder of LexiQuest, disclosed that the transaction was unanimously approved by the disinterested members of SPSS's board of directors and included the audited financial statements of LexiQuest and the pro forma combined financial statements of SPSS and LexiQuest.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        SPSS INC.



DATE:   MAY 15, 2002               BY: /s/ JACK NOONAN
                                      -----------------------------
                                        JACK NOONAN
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE:   MAY 15, 2002               BY: /s/ EDWARD HAMBURG
                                      -----------------------------
                                        EDWARD HAMBURG
                                        EXECUTIVE VICE-PRESIDENT, CORPORATE
                                        OPERATIONS AND CHIEF FINANCIAL OFFICER