Form 10-Q
period 2002-06-30
SPSS INC
filed 2002-08-14
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

         AS OF AUGUST 1, 2002, THERE WERE 16,840,868 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1. FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS AS OF
                    DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)         3

                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                    THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                    (UNAUDITED) AND 2002 (UNAUDITED)                        4

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                    (UNAUDITED) AND 2002 (UNAUDITED)                        5

                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                    MONTHS ENDED JUNE 30, 2001 (UNAUDITED) AND
                    2002 (UNAUDITED)                                        6

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS           11

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                       18

PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                            20

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          20

     ITEM 5.   OTHER INFORMATION                                            20

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             21

ITEM 1.  FINANCIAL STATEMENTS
                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31,     JUNE 30,
                                                                                   2001           2002
                                                                               ------------    ---------
                                                                                               (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  21,400      $  20,001
     Marketable securities                                                          9,792            -
     Accounts receivable, net of allowances                                        50,086         44,740
     Inventories                                                                    3,217          2,939
     Deferred income taxes                                                         22,200         25,038
     Prepaid expenses and other current assets                                     11,800         11,825
                                                                                ---------      ---------
          Total current assets                                                    118,495        104,543

PROPERTY AND EQUIPMENT, at cost:
     Land and building                                                              2,311          2,430
     Furniture, fixtures, and office equipment                                     11,403         15,485
     Computer equipment and software                                               55,896         62,275
     Leasehold improvements                                                        12,225         13,068
                                                                                ---------      ---------
                                                                                   81,835         93,258
     Less accumulated depreciation and amortization                                48,453         55,228
                                                                                ---------      ---------
Net property and equipment                                                         33,382         38,030
Restricted cash                                                                     2,080          2,052
Capitalized software development costs, net of accumulated amortization            28,271         31,055
Goodwill, net of accumulated amortization                                          45,110         51,966
Intangibles, net                                                                   18,825         17,157
Other assets                                                                        5,847          6,666
                                                                                ---------      ---------
                                                                                $ 252,010      $ 251,469
                                                                                =========      =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                              $   1,175      $   7,750
     Accounts payable                                                               9,786          9,680
     Accrued royalties                                                              1,380          1,544
     Accrued rent                                                                   1,410          1,311
     Merger consideration                                                           3,379          3,506
     Other accrued liabilities                                                     23,133         24,413
     Income taxes and value added taxes payable                                     4,597          4,134
     Customer advances                                                                872            849
     Deferred revenues                                                             47,145         41,165
                                                                                ---------      ---------
          Total current liabilities                                                92,877         94,352

Deferred income taxes                                                               1,943          1,943
Merger consideration                                                               21,587         18,282
Other non-current liabilities                                                       1,833          3,084
Minority interest                                                                     497            -
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 50,000,000 shares authorized; 16,716,481 and 16,831,116 shares issued and outstanding in 2001 and
       2002, respectively                                                             167            168
     Additional paid-in capital                                                   146,099        146,930
     Accumulated other comprehensive loss                                          (7,311)        (4,801)
     Retained earnings (deficit)                                                   (5,682)        (8,489)
                                                                                ---------      ---------

          Total stockholders' equity                                              133,273        133,808
                                                                                ---------      ---------
                                                                                $ 252,010      $ 251,469
                                                                                =========      =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                               ------------------------------      ------------------------------

                                                                   2001              2002              2001              2002
                                                               ------------      ------------      ------------      ------------
Net revenues:
     Analytical solutions                                      $      6,993      $     10,228      $     11,251      $     20,565
     Market research                                                  7,552            11,298            10,891            19,630
     Statistics                                                      18,626            19,946            37,208            41,246
     ShowCase                                                        10,847            11,521            21,130            21,162
                                                               ------------      ------------      ------------      ------------

Net revenues                                                         44,018            52,993            80,480           102,603

Operating expenses:
     Cost of revenues                                                 3,508             5,419             8,246            11,267
     Sales and marketing                                             29,480            30,627            58,304            61,381
     Research and development                                         8,837            11,994            16,017            20,102
     General and administrative                                       3,879             4,384             7,181            10,344
     Special general and administrative charges                       1,806             1,537             3,773             3,192
     Merger-related                                                     -                 357             6,337             2,260
     Acquired in-process technology                                     -                 -                 -                 150
                                                               ------------      ------------      ------------      ------------

Operating expenses                                                   47,510            54,318            99,858           108,696

Operating loss                                                       (3,492)           (1,325)          (19,378)           (6,093)

Other income (expense)
     Net interest and investment income (expense)                      (121)              (42)             (181)               52
     Other income (expense)                                            (426)              872            (1,181)              879
                                                               ------------      ------------      ------------      ------------

Other income (expense)                                                 (547)              830            (1,362)              931

Loss before income taxes and minority interest                       (4,039)             (495)          (20,740)           (5,162)
Income tax benefit                                                   (1,292)             (178)           (7,466)           (1,858)
                                                               ------------      ------------      ------------      ------------

Loss before minority interest                                        (2,747)             (317)          (13,274)           (3,304)
Minority interest                                                       -                  58               -                 497
                                                               ------------      ------------      ------------      ------------

Net loss                                                       $     (2,747)     $       (259)     $    (13,274)     $     (2,807)
                                                               ============      ============      ============      ============

Basic and diluted net loss per share                           $      (0.20)     $      (0.02)     $      (0.97)     $      (0.17)

Shares used in computing basic net loss per share                13,720,689        16,820,707        13,688,734        16,801,291

Shares used in computing diluted net loss per share              13,720,689        16,820,707        13,688,734        16,801,291

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (INCOME) LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                           ----------------------      ----------------------

                                                             2001          2002          2001          2002
                                                           --------      --------      --------      --------
Net loss                                                   $ (2,747)     $   (259)     $(13,274)     $ (2,807)

Other comprehensive income (loss):
      Foreign currency translation adjustment                (1,036)        3,931        (1,970)        2,499
      Unrealized holding gain on marketable securities          -             -             -              11
                                                           --------      --------      --------      --------

Comprehensive income (loss)                                $ (3,783)     $  3,672      $(15,244)     $   (297)
                                                           ========      ========      ========      ========


        See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                    ----------------------
                                                                    JUNE 30,      JUNE 30,
                                                                      2001          2002
                                                                    --------      --------
Cash flows from operating activities:
    Net loss                                                        $(13,274)     $ (2,807)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) activities:
          Depreciation and amortization                                7,072         8,896
          Deferred income taxes                                       (8,727)       (2,837)
          Write-off of acquired in-process technology costs              -             150
          Write-off of software development costs                        397           -
          Write-off of purchased software                              1,047           -
          Stock compensation expense                                     399           -
          Changes in assets and liabilities:
             Accounts receivable                                      12,191         7,827
             Inventories                                                 (43)          309
             Prepaid expenses and other current assets                   -              54
             Restricted cash                                             -              28
             Accounts payable                                         (1,079)          280
             Accrued royalties                                          (173)          164
             Accrued expenses                                         (1,062)        2,451
             Accrued income taxes                                     (3,851)         (240)
             Deferred revenues                                         6,641        (5,805)
             Other                                                    (2,055)       (7,084)
                                                                    --------      --------

Net cash provided by (used in) operating activities                     (359)        1,386

Cash flows from investing activities:
     Capital expenditures, net                                       (10,355)       (8,777)
     Capitalized software development costs                           (4,270)       (6,095)
     Acquisition earn-out payments                                    (2,827)          -
     Write down of cost-based investment                                 782
     Acquisition of LexiQuest                                            -          (2,500)
     Proceeds from maturities and sale of marketable securities          -           9,792
     Consideration for AOL/DMS transaction                               -          (3,625)
     Other financing activity                                            -            (497)
                                                                    --------      --------

Net cash used in investing activities                                (16,670)      (11,702)

Cash flows from financing activities:
     Net borrowings (repayments) under borrowing agreements           (8,000)        5,575
     Proceeds from issuance of common stock                              745           832
                                                                    --------      --------

Net cash provided by (used in) financing activities                   (7,255)        6,407

Effect of exchange rate on cash                                       (1,970)        2,510

Net change in cash and cash equivalents                              (26,254)       (1,399)
Cash and cash equivalents at beginning of period                      38,736        21,400
                                                                    --------      --------
Cash and cash equivalents at end of period                          $ 12,482      $ 20,001
                                                                    ========      ========

Supplemental disclosures of cash flow information:
     Interest paid                                                  $    617      $    228
     Income taxes paid                                                 2,588         2,349
     Cash received for income taxes refunds                              -           2,080

Supplemental disclosures of noncash investing activities -
     Common stock issued in merger with ShowCase - shares              3,275           -
     Note payable recorded for netExs acquisition                        -        $  1,000

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with SPSS's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in SPSS's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATIONS

Certain operating expenses and balances of prior periods have been reclassified to conform to the current presentation.

NOTE 3 - SHOWCASE MERGER

On February 26, 2001, SPSS Inc. issued approximately 3,725,000 shares of its common stock in exchange for substantially all of the outstanding common stock of ShowCase Corporation. The merger was accounted for as a pooling of interests.

NOTE 4 - MERGER-RELATED EXPENSES

SPSS incurred merger-related costs of approximately $6,337,000 during the three months ended March 31, 2001 related to the ShowCase acquisition discussed above. The costs are primarily related to professional fees, severance costs, and bonuses. Severance costs for 28 employees totaled approximately $940,000 during the three months ended March 31, 2001 related to the merger, the majority of which related to officers of ShowCase whose positions were eliminated. No merger-related costs were incurred in the three months ended June 30, 2001.

Merger-related expenses of $357,000 were incurred in the three months ended June 30, 2002 related to the acquisition of netExs (see Note 7), primarily for professional fees and merger-related bonuses. Merger-related expenses of $2,260,000 were incurred in the six months ended June 30, 2002 related to the acquisitions of NetGenesis, LexiQuest, S.A., and netExs (see Note 7), primarily for professional fees, merger-related bonuses, and other costs that did not meet the definition of capitalizable merger expenses.

NOTE 5 - SPECIAL GENERAL AND ADMINISTRATIVE CHARGES

Special general and administrative charges were $1,806,000 for the three months ended June 30, 2001 and $1,537,000 for the three months ended June 30, 2002. Special general and administrative charges were $3,773,000 for the six months ended June 30, 2001 and $3,192,000 for the six months ended June 30, 2002. Special general and administrative charges include costs associated with integrating the NetGenesis, LexiQuest and netExs (see Note 7) transactions in the three and six months ended June 30, 2002, such as severance payments, retention and other bonuses, related travel and meeting expenses and other costs. Special general and administrative charges in the three and six months ended June 30, 2001 include costs associated with the ShowCase acquisition, accounted for as a pooling of interests, including similar charges for the three and six months ended June 30, 2001.

NOTE 6 -GOODWILL AND INTANGIBLE ASSETS

During the three months ended June 30, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. Because SFAS No. 142 also establishes requirements for identifiable intangible assets, during the three months ended March 31, 2002, the Company reclassified $1,520,000 of intangible assets (workforce and customer lists) into goodwill. Operating income for the three and six months ended June 30, 2001 included $433,000 and $865,000, respectively, of amortization of goodwill and other intangible assets that are not included in 2002 results due to the implementation of SFAS No. 142. The Company evaluated its goodwill and other intangible assets during the second quarter of 2002 and determined that no impairment occurred under SFAS No. 142.

Intangible asset data are as follows (in thousands):

                                                        As of June 30, 2002
                                                    --------------------------
                                                      Gross
                                                    Carrying       Accumulated
                                                      Amount      Amortization
                                                    --------      ------------

Amortizable intangible assets:
         Other intangible assets - AOL/DMS Sample    $15,200        $(1,667)
         Other intangible assets - ISL Trademark         400           (140)

Unamortizable intangible assets:
         Goodwill                                    $51,966
         Other intangible assets                       3,346

Aggregate amortization expense:
         For the three months ended June 30, 2002    $   843
         For the six months ended June 30, 2002        1,807

Estimated amortization expense:
         For the year ended December 31, 2002        $ 3,292
         For the year ended December 31, 2003          3,879
         For the year ended December 31, 2004          4,454
         For the year ended December 31, 2005          3,845

    Net loss, basic loss per share, and diluted loss per share would have been $2,470,000, $0.18, and $0.18, respectively, for the three months ended June 30, 2001 and $12,740,000, $0.93, and $0.93 for the six months ended June 30, 2001, if adjusted for the impact of the implementation of SFAS No. 142.

NOTE 7 - NETEXS ACQUISITION

On June 20, 2002, SPSS acquired the assets described below from netExs LLC, a Wisconsin limited liability company. The terms and conditions of the asset purchase are specified in an Asset Purchase Agreement, dated June 20, 2002, by and among SPSS, netExs and the members of netExs listed as signatories thereto.

The assets purchased by SPSS include: (i) all ownership rights in netExs software and related documentation, copyrights, trademarks, service marks, brand names, trade names, trade dress, commercial symbols and other indications of origin, patents and applications for patents, proprietary information and trade secrets and other proprietary rights; (ii) identified tangible personal property of netExs; (iii) identified accounts and accounts receivable; and (iv) identified contracts.

The technology acquired from netExs consists of zero-client Web-enabled user interface technology for query and reporting functions that are tightly integrated with Microsoft SQL Server 2000 Analysis Services. SPSS considers the acquired technology important to serving the analytical reporting needs of the sizeable number of its customers and prospects that it believes are adopting this Microsoft platform.

The aggregate purchase price for the netExs assets was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent payments. The guaranteed portion of the purchase price in the amount of $1,000,000 was delivered by SPSS to netExs.

The contingent portion of the purchase price will be paid to netExs if the net revenues generated by the assets acquired during the annual periods (as defined in the Asset Purchase Agreement) equals or exceeds certain targeted projections. SPSS's obligation to make the earn out payments will depend on the cumulative net revenue generated by the netExs products. The earn out payments, which are capped at a total of $1,450,000 if fully earned, may, at SPSS's option, be paid in cash or shares of SPSS common stock. Shares of SPSS common stock used to satisfy any purchase price obligation will be valued at a per share price equal to the average of the closing prices of one share of SPSS common stock, as quoted on the NASDAQ National Market, for the five day period ending on the trading day preceding the date on which the payment is made. In addition, if SPSS elects to make any purchase price payment by delivery of shares of SPSS common stock, SPSS will be obligated to file a registration statement with the SEC within thirty days on which that payment is made to register the netExs shareholders' resale of the shares of SPSS common stock issued to them in satisfaction of that earn out payment.

Taken in its entirety, this asset purchase is not deemed to be material to the business of SPSS.

Jonathan Otterstatter, the Executive Vice President and Chief Technology Officer of SPSS, is also a member of the board of managers of netExs. Before SPSS's board of directors voted to approve the purchase of the netExs assets, Mr. Otterstatter fully disclosed his relationship with netExs and his interest in the transaction to SPSS's board of directors as required under Section 144 of the Delaware General Corporation Law. After considering the relevant factors concerning the assets, business and operations of netExs, including Mr. Otterstatter's relationship with netExs, SPSS's board of directors voted to approve and authorize the purchase of the netExs assets. Mr. Otterstatter has not received and will not receive any remuneration in connection with the transaction.

The following summary presents information concerning the purchase price allocation for the netExs acquisition accounted for under the purchase method.

  COMPANY       PURCHASED                                           OTHER           PURCHASE
    NAME         SOFTWARE       TRADEMARKS        GOODWILL         ASSETS            PRICE
-------------  -------------  ----------------  -------------  ----------------  ---------------
netExs LLC       $242,000         $19,000         $691,000         $48,000         $1,000,000

The pro forma impact of this acquisition is not material to the results of operations during the three months ended June 30, 2002.

NOTE 8 - SUBSEQUENT EVENTS

On August 8, 2002, SPSS announced a restructuring of its sales, marketing and services organizations which was undertaken to respond to changes in the market and, in part, to make the organization more cost effective. In addition to eliminating between 5% and 10% of its workforce, SPSS announced the closure of its Miami office, previously dedicated to sales and support of the company's technology to independent software vendors. These activities will now be performed by a group in the Chicago headquarters location.

While SPSS has not yet quantified all costs related to this reorganization, it expects to take a restructuring charge of $7 to $8 million in the three months ended September 30, 2002, including all related severance costs. Reduced salary expense is expected for the remainder of 2002.

SPSS has entered into a new borrowing arrangement with its bank, American National Bank and Trust Company of Chicago. Under the terms of this new arrangement, SPSS's bank borrowings are secured by domestic accounts receivable. The bank has waived the technical default under the prior line-of-credit arrangement as of March 31, 2002 and June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to net revenues.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     PERCENTAGE OF NET REVENUES
                                                          ------------------------------------------------

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                          --------------------        --------------------

                                                           2001          2002          2001          2002
                                                          ------        ------        ------        ------
Net revenues:
      Analytical solutions                                  16%           19%           14%           20%
      Market research                                       17%           21%           14%           19%
      Statistics                                            42%           38%           46%           40%
      ShowCase                                              25%           22%           26%           21%
                                                          ------        ------        ------        ------

Net revenues                                               100%          100%          100%          100%

Operating expenses:
      Cost of revenues                                       8%           10%           10%           11%
      Sales and marketing                                   67%           58%           72%           60%
      Research and development                              20%           23%           20%           20%
      General and administrative                             9%            8%            9%           10%
      Special general and administrative charges             4%            3%            5%            3%
      Merger-related                                         0%            1%            8%            2%
      Acquired in-process technology                         0%            0%            0%            0%
                                                          ------        ------        ------        ------

Operating expenses                                         108%          103%          124%          106%

Operating loss                                              (8%)          (3%)         (24%)          (6%)

Other income (expense)
      Net interest and investment income (expense)           0%            0%            0%            0%
      Other income (expense)                                (1%)           2%           (1%)           1%
                                                          ------        ------        ------        ------
Other income (expense)                                      (1%)           2%           (1%)           1%

Loss before income taxes and minority interest              (9%)          (1%)         (25%)          (5%)
Income tax expense (benefit)                                (3%)           0%           (9%)          (2%)
                                                          ------        ------        ------        ------

Loss before income taxes and minority interest              (6%)          (1%)         (16%)          (3%)
Minority interest                                            0%            0%            0%            0%
                                                          ------        ------        ------        ------

Net loss                                                    (6%)          (1%)         (16%)          (3%)
                                                          ======        ======        ======        ======

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30, 2001.

Net Revenues. Net revenues increased from $44,018,000 in the three months ended June 30, 2001 to $52,993,000 in the three months ended June 30, 2002, an increase of 20%. The increase is primarily due to the differential effects in 2001 and 2002 of the application of accounting pronouncements in 2000 described below, as well as revenues from the AOL, NetGenesis, and LexiQuest transactions.

During 2000, the AICPA staff released several Technical Practice Aids (TPA) for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, Software Revenue Recognition. As a result of the issuance of these TPA's, SPSS performed a comprehensive review of its revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards in TPA 5100.53 -- Fair value of PCS (post-contract customer support or maintenance) in a short-term time-based license and software revenue recognition and TPA 5100.68 -- Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPA's, SPSS began to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratably over the term of the contract.

Revenue from training and consulting services was $5,620,000 of the total of $44,018,000 in net revenues for the three months ended June 30, 2001, and $7,630,000 of the total of $52,993,000 in net revenues for the three months ended June 30, 2002.

Analytical Solutions. Analytical solutions revenues increased from $6,993,000 in the three months ended June 30, 2001, to $10,228,000 in the three months ended June 30, 2002, an increase of 46%. This increase is primarily due to the differential effects of the revenue deferrals discussed above, as well as revenues from the NetGenesis and Lexiquest transactions. With the implementation of the TPA's in the fourth quarter of 2000, a greater number of historical periods in which revenues were deferred are now being recorded as revenue in current periods (i.e. six months of deferrals in 2001 versus twelve months of deferrals in 2002). Such increases were partially offset by lower revenues in this category from international markets and a decrease of approximately $1.4 million in revenues received from OEM transactions. Yet many customers continued to purchase services rather than software, a result of customers tending to enhance existing products rather than purchasing new ones.

Market Research. Market research revenues increased from $7,552,000 in the three months ended June 30, 2001 to $11,298,000 in the three months ended June 30, 2002, an increase of 50%. This increase is primarily due to the differential effects the revenue deferrals discussed above, as well as revenues of approximately $1.7 million related to the AOL transaction in September 2001. With the implementation of the TPA's in the fourth quarter of 2000, a greater number of historical periods in which revenues were deferred are now being recorded as revenue in current periods. Market research revenues also increased from the same period last year due to a contract with Procter & Gamble.

Statistics. Statistics revenues increased from $18,626,000 in the three months ended June 30, 2001 to $19,946,000 in the three months ended June 30, 2002, an increase of 7%. This increase is primarily due to the differential effects the revenue deferrals discussed above, as well as to the steady demand for comparatively low-priced, shrink-wrapped products between the periods and a contract with the national healthcare organization in France in the current quarter. As a percentage of net revenues, statistics revenues decreased from 42% in the three months ended June 30, 2001 to 38% in the three months ended June 30, 2002, reflecting the addition of revenues in the other categories from the AOL, NetGenesis, and LexiQuest transactions.

ShowCase. ShowCase revenues increased from $10,847,000 in the three months ended June 30, 2001 to $11,521,000 in the three months ended June 30, 2002, an increase of 6%. This increase reflects improved sales in North America and the closing of a contract with a French retail and manufacturing concern. As a percentage of net revenues, ShowCase revenues decreased from 25% in the three months ended June 30, 2001 to 22% in the three months ended June 30, 2002, reflecting the differential effects of the revenue deferrals discussed above and the addition of revenues in the other categories from the AOL, NetGenesis, and LexiQuest transactions.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues increased from $3,508,000 in the three months ended June 30, 2001 to $5,419,000 in the three months ended June 30, 2002, an increase of 54%. The increase was due to AOL sample costs, Hyperion Solutions royalties, the amortization of acquired technology assets, and royalties from NetGenesis products. As a percentage of net revenues, cost of revenues increased from 8% in the three months ended June 30, 2001 to 10% in the three months ended June 30, 2002.

Sales and Marketing. Sales and marketing expenses, which also include service costs, increased from $29,480,000 in the three months ended June 30, 2001 to $30,627,000 in the three months ended June 30, 2002, an increase of 4%. As a percentage of net revenues, sales and marketing expenses decreased from 67% in the three months ended June 30, 2001 to 58% in the three months ended June 30, 2002, as a result of the revenue increases discussed above. The expense increase primarily reflects the addition of staff from the AOL, NetGenesis, and LexiQuest transactions. The increase was partially offset by reductions in the number of sales and professional services personnel, mostly related to ShowCase activities.

Research and Development. Research and development expenses increased from $8,837,000 in the three months ended June 30, 2001 to $11,994,000 in the three months ended June 30, 2002 (net of capitalized software development costs of $1,399,000 in the three months ended June 30, 2001 and $1,500,000 in the three months ended June 30, 2002), an increase of 36%. In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $917,000 in the three months ended June 30, 2001 and $1,526,000 in the three months ended June 30, 2002. As a percentage of net revenues, research and development expenses were 20% in the three months ended June 30, 2001 and 23% in the three months ended June 30, 2002. These increases were due primarily to the addition of staff from the NetGenesis and LexiQuest acquisitions, as well as compensation increases throughout the last six months of 2001.

General and Administrative. General and administrative expenses increased from $3,879,000 in the three months ended June 30, 2001 to $4,384,000 in three months ended June 30, 2002, an increase of 13%. As a percentage of net revenues, general and administrative expenses decreased from 9% in the three months ended June 30, 2001 to 8% in three months ended June 30, 2002. The expense increase was due primarily to the addition of staff from the NetGenesis acquisition and the expansion of SPSS's corporate executive group. These expense increases were partially offset by the elimination of goodwill amortization of $433,000 following the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

Special General and Administrative Charges. Special general and administrative charges decreased from $1,806,000 in the three months ended June 30, 2001 to $1,537,000 in the three months ended June 30, 2002, a decrease of 15%. As a percentage of net revenues, special general and administrative expenses decreased from 4% in the three months ended June 30, 2001 to 3% in three months ended June 30, 2002. Special general and administrative charges include costs associated with the NetGenesis, LexiQuest and netExs acquisitions, such as severance payments, retention and other bonuses, related travel and meeting expenses and other costs that did not meet the definition of capitalizable merger costs under established guidelines. Special general and administrative charges in the three months ended June 30, 2001 include costs associated with the ShowCase acquisition, accounted for as a pooling of interests.

Merger-related. SPSS incurred merger-related costs of $357,000 in the three months ended June 30, 2002. SPSS did not incur any merger-related costs in the three months ended June 30, 2001. Merger-related expenses relate to acquisitions made during 2001 and 2002 (see Notes 4 and 7).

Net Interest and Investment Income (Expense). Net interest and investment income (expense) was ($121,000) in the three months ended June 30, 2001 and ($42,000) in three months ended June 30, 2002, a decrease of 65%. The expense in 2001 and 2002 was due primarily to interest expense that was only partially offset by interest income which was lower in 2002 due to reduced average balances in cash and short-term investments.

Other Income (Expense). Other income (expense) was ($426,000) in the three months ended June 30, 2001 and $872,000 in the three months ended June 30, 2002, a change of 305%. The expense in the three months ended June 30, 2001 was due primarily to foreign transaction exchange losses, while the gain in the three months ended June 30, 2002 was due to foreign transaction exchange gains, reflecting the weakening of the dollar against other major currencies.

Income Tax Benefit. The provision for income taxes decreased from a net benefit of $1,292,000 in the three months ended June 30, 2001 to a net benefit of $178,000 in the three months ended June 30, 2002, a change of 86%. The income tax benefit represents an effective tax rate of approximately 32% in the three months ended June 30, 2001 and approximately 36% in the three months ended June 30, 2002.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001.

Net Revenues. Net revenues increased from $80,480,000 in the six months ended June 30, 2001 to $102,603,000 in the six months ended June 30, 2002, an increase of 27%. The increase is primarily due to the differential effects in 2001 and 2002 of the application of accounting pronouncements in 2000 described below, as well as revenues from the AOL, NetGenesis, and LexiQuest transactions.

During 2000, the AICPA staff released several Technical Practice Aids (TPA's) for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, "Software Revenue Recognition". As a result of the issuance of these TPA's, SPSS performed a comprehensive review of its revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards in TPA 5100.53 -- Fair value of PCS (post-contract customer support or maintenance) in a short-term time-based license and software revenue recognition and TPA 5100.68 -- Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPA's, SPSS began to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratably over the term of the contract.

Revenue from training and consulting services was $10,118,000 of the total of $80,480,000 in net revenues for the six months ended June 30, 2001, and $13,374,000 of the total of $102,603,000 in net revenues for the six months ended June 30, 2002.

Analytical Solutions. Analytical solutions revenues increased from $11,251,000 in the six months ended June 30, 2001 to $20,565,000 in the six months ended June 30, 2002, an increase of 83%. As a percentage of net revenues, analytical solutions revenues increased from 14% in the six months ended June 30, 2001 to 20% in six months ended June 30, 2002. This increase is primarily due to the differential effects of the revenue deferrals discussed above, as well as revenues from the NetGenesis and Lexiquest transactions. With the implementation of the TPA's in the fourth quarter of 2000, a greater number of historical periods in which revenues were deferred are now being recorded as revenue in current periods (i.e. six months of deferrals in 2001 versus twelve months of deferrals in 2002). Such increases were partially offset by a decrease of approximately $2.1 million in revenues received from OEM transactions.

Market Research. Market research revenues increased from $10,891,000 in the six months ended June 30, 2001 to $19,630,000 in the six months ended June 30, 2002, an increase of 80%. This increase is primarily due to the differential effects the revenue deferrals discussed above, as well as revenues of approximately
$3.4 million related to the AOL transaction in September 2001. With the implementation of the TPA's in the fourth quarter of 2000, a greater number of historical periods in which revenues were deferred are now being recorded as revenue in current periods. Market research revenues also increased from the same period last year due to a contract with Procter & Gamble.

Statistics. Statistics net revenues increased from $37,208,000 in the six months ended June 30, 2001 to $41,246,000 in the six months ended June 30, 2002, an increase of 11%. This increase is primarily due to the differential effects the revenue deferrals discussed above, as well as to the steady demand for comparatively low-priced, shrink-wrapped products between the periods and a contract with the national healthcare organization in France. As a percentage of net revenues, statistics revenues decreased from 46% in the six months ended June 30, 2001 to 40% in the six months ended June 30, 2002, reflecting the addition of revenues in the other categories from the AOL, NetGenesis, and LexiQuest transactions.

ShowCase. ShowCase revenues were relatively constant between the six-month periods, moving from $21,130,000 in the six months ended June 30, 2001 to $21,162,000 in the six months ended June 30, 2002. As a percentage of net revenues, ShowCase revenues decreased from 26% in the six months ended June 30, 2001, to 21% in the six months ended June 30, 2002, reflecting the differential effects of the revenue deferrals discussed above and the addition of revenues in the other categories from the AOL, NetGenesis, and LexiQuest transactions.

 Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues increased from $8,246,000 in the six months ended June 30, 2001 to $11,267,000 in the six months ended June 30, 2002, an increase of 37%. The increase was due to AOL sample costs, Hyperion Solutions royalties, the amortization of acquired technology assets, and royalties from NetGenesis products. As a percentage of net revenues, cost of revenues were relatively constant at 10% in the six months ended June 30, 2001 and June 30, 2002.

Sales and Marketing. Sales and marketing expenses which also include service costs increased from $58,304,000 in the six months ended June 30, 2001 to $61,381,000 in the six months ended June 30, 2002, an increase of 5%. As a percentage of net revenues, sales and marketing expenses decreased from 72% in the six months ended June 30, 2001 to 60% in the six months ended June 30, 2002, as a result of the revenue increases discussed above. The expense increase primarily reflects the addition of staff from the AOL, NetGenesis, and LexiQuest transactions. The staff additions from the transactions were partially offset by reductions in the number of sales and professional services personnel, mostly related to ShowCase activities.

Research and Development. Research and development expenses increased from $16,017,000 in the six months ended June 30, 2001 to $20,102,000 in the six months ended June 30, 2002 (net of capitalized software development costs of $2,939,000 in the six months ended June 30, 2001 and $3,312,000 in the six months ended June 30, 2002), an increase of 26%. In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,932,000 in the six months ended June 30, 2001 and $3,165,000 in the six months ended June 30, 2002. As a percentage of net revenues, research and development expenses were 20% in the six months ended June 30, 2001 and June 30, 2002. The expense increase was due primarily to the addition of staff from the NetGenesis and LexiQuest acquisitions, as well as compensation increases throughout the last six months of 2001.

 General and Administrative. General and administrative expenses increased from $7,181,000 in the six months ended June 30, 2001 to $10,344,000 in six months ended June 30, 2002, an increase of 44%. As a percentage of net revenues, general and administrative expenses increased from 9% in the six months ended June 30, 2001 to 10% in six months ended June 30, 2002. The expense was due primarily to the addition of staff from the NetGenesis acquisition and the expansion of SPSS's corporate executive group. These expense increases were partially offset by the elimination of goodwill amortization of $865,000 following the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

Special General and Administrative Charges. Special general and administrative charges decreased from $3,773,000 in the six months ended June 30, 2001 to $3,192,000 in six months ended June 30, 2002, a decrease of 15%. As a percentage of net revenues, special general and administrative expenses decreased from 5% in the six months ended June 30, 2001 to 3% in six months ended June 30, 2002. Special general and administrative charges include costs associated with the NetGenesis and LexiQuest acquisitions, such as severance payments, retention and other bonuses, related travel and meeting expenses and other costs that did not meet the definition of capitalizable merger costs, under established guidelines. Special general and administrative charges in the six months ended June 30, 2001 include costs associated with the ShowCase acquisition, accounted for as a pooling of interests.

Merger-related. Merger-related costs decreased from $6,337,000 in the six months ended June 30, 2001 to $2,260,000 in six months ended June 30, 2002, a decrease of 64%. As a percentage of net revenues, merger-related costs decreased from 8% in the six months ended June 30, 2001 to 2% in six months ended June 30, 2002. Merger-related expenses relate to acquisitions made during 2001 and 2002 (see Notes 4 and 7).

Acquired In-Process Technology. Acquired in-process technology costs were $150,000 in the six months ended June 30, 2002 related to the LexiQuest acquisition.

Net Interest and Investment Income (Expense). Net interest and investment income (expense) was ($181,000) in the six months ended June 30, 2001 and $52,000 in six months ended June 30, 2002, a change of 129%. The expense in 2001 was due primarily to interest expense that was only partially offset by lower interest income due to lower average balances in cash and short-term investments. The income in 2002 was primarily due to interest earned on short-term investments, partially offset by interest expense incurred on line-of-credit borrowings.

Other Income (Expense). Other income (expense) was ($1,181,000) in the six months ended June 30, 2001 and $879,000 in the three months ended June 30, 2002, a change of 174%. The expense in the three months ended June 30, 2001 was due primarily to foreign transaction exchange losses, while the income in the three months ended June 30, 2002 was due to foreign transaction exchange gains, reflecting the weakening of the dollar against other major currencies.

Income Tax Benefit. The provision for income taxes decreased from a net benefit of $7,466,000 in the three months ended June 30, 2001 to a net benefit of $1,858,000 in the six months ended June 30, 2002, a change of 75%. The income tax benefit represents an effective tax rate of approximately 36% in both the six months ended June 30, 2001 and June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, SPSS had approximately $20,001,000 of unrestricted cash. Cash received as part of the merger with NetGenesis was used in the six months ended June 30, 2002 to pay $2.5 million and $2.0 million related to the LexiQuest and NetGenesis transactions, respectively, as well as merger consideration to AOL for $3.65 million, capital expenditures of $8.8 million, and capitalized software development costs of $6.1 million.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of SPSS's contractual cash obligations as of June 30, 2002:

                                 LESS THAN
                                   TOTAL           1 YEAR        1-3 YEARS       4-5 YEARS     AFTER 5 YEARS
                                   -----           ------        ---------       ---------     -------------
United Kingdom mortgage         $   640,800     $    73,500     $   146,400     $   146,400     $   274,500

Litigation settlement             1,195,000         595,000         600,000             -               -

Merger consideration -- AOL      21,787,000       3,506,000      16,270,000       2,011,000             -

Capital lease commitments           589,000         578,000          11,000             -               -

Other                               490,000           2,000         488,000             -               -

SPSS used $359,000 of cash flow from operations in the six months ended June 30, 2001 and generated $1,386,000 of cash flow from operations in the six months ended June 30, 2002. Cash flows in both periods were largely due to collections of accounts receivable, which more than offset the operating loss in the six months ended June 30, 2002, but only partially offset the larger operating loss in the six months ended June 30, 2001.

Investing activities resulted in the use of $16,670,000 in the six months ended June 30, 2001 and $11,702,000 in the six months ended June 30, 2002. In the six months ended June 30, 2001, cash was primarily used for capital expenditures of $10.4 million and capitalized software development costs of $4.3 million. SPSS also paid $2.8 million in its final earn-out payment to the former owners of Integral Solutions. In the six months ended June 30, 2002, cash was primarily used for capital expenditures of $8.8 million, capitalized software development costs of $6.1 million, $2.5 million to acquire LexiQuest, and scheduled payments totaling $3.65 million to AOL. Proceeds of $9.8 million were received from the maturities and sales of marketable securities.

Financing activities used cash of $7,255,000 in the six months ended June 30, 2001, primarily to repay $8,000,000 under the line-of-credit agreements, partially offset by $745,000 in proceeds from common stock issuances. Financing activities generated cash of $6,407,000 in the six months ended June 30, 2002 primarily from $5,575,000 of borrowing under the line-of-credit agreements and proceeds of $832,000 from the issuance of common stock.

In May 2002, SPSS entered into a new borrowing arrangement with its bank, American National Bank and Trust Company of Chicago. As of June 30, 2002, SPSS had $7,750,000 available under the terms of this new borrowing arrangement. Under the terms of this new arrangement, SPSS's bank borrowings are secured by domestic accounts receivable. The bank has waived the technical default under SPSS's prior line-of-credit arrangement with the bank as of March 31, 2002 and June 30, 2002.

INTERNATIONAL OPERATIONS

Revenues from international operations were 56% and 49% of total net revenues in the three months ended June 30, 2001 and June 30, 2002, respectively, and 52% and 48% of total revenues in the six months ended June 30, 2001 and 2002, respectively. The percentage differences are the result of revenues increasing at a higher rate in the United States than in Europe and the Pacific Rim compared to 2001. The portion of revenues attributable to international operations was positively affected by changes in foreign currency exchange rates for the three months ended June 30, 2002 but negatively affected by changes in foreign currency exchange rates in the other periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity, and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from fluctuations in interest rates on borrowings under our borrowing arrangements bears interest at either the prime rate or the Eurodollar rate. As of June 30, 2002, the Company had $7,750,000 outstanding under this borrowing arrangement. A 100 basis point increase in interest rates would result in an additional $77,500 of annual interest expense, assuming the same level of borrowing.

The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly impacted by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations to currency exchange rates, the Company may enter into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at June 30, 2002, management expects this would have a materially adverse effect on the Company's financial results.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time the Company utilizes option contracts to minimize the impact of currency movements on receivables from its foreign subsidiaries. The terms of these contracts are generally less than one year. On June 30, 2002, the Company did not have any option contracts outstanding.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on June 12, 2002. The following persons were nominated and elected to serve as Directors of the Company for a term of three years or until their successors have been duly elected and qualified:

Nominee                                For                Withheld
-------                                ---                --------

Norman Nie                          13,163,511           2,071,763
Bernard Goldstein                   14,957,114             278,160
William Binch                       14,959,092             276,182

In addition, Jack Noonan, Promod Haque, Michael Blair, Kenneth Holec and Merritt Lutz remained as directors of the Company after the meeting.

Furthermore, the Company's stockholders approved the adoption of the SPSS Inc. 2002 Equity Incentive Plan at the meeting by the following votes:

    For                              Against               Abstain
    ---                              -------               -------

 7,944,089                          6,600,383              690,802

Finally, the Company's stockholders ratified the appointment of KPMG LLP to serve as the Company's independent auditor for fiscal year 2002 at the meeting by the following votes:

    For                              Against               Abstain
    ---                              -------               -------

14,490,612                            725,066               19,596

ITEM 5. OTHER INFORMATION.

On August 8, 2002, SPSS announced a restructuring of is sales, marketing, and services organizations, which was undertaken to respond to changes in the market and, in part, to make the organization more cost effective. In addition to eliminating between 5% and 10% of is workforce, SPSS announced the closure of its Miami office, previously dedicated to sales and support of the company's technology to independent software vendors. These activities will now be performed by a group in the Chicago headquarters location.

While SPSS has not yet quantified all costs related to this reorganization, it expects to take a restructuring charge of $7 to $8 million in the three months ended September 30, 2002, including all related severance costs. Reduced salary expense is expected for the remainder of 2002.

SPSS is required under the rules applicable to companies traded on the NASDAQ National Market to disclose that one of the members of its Audit Committee, Kenneth Holec, is serving on the Audit Committee pursuant to Rule 4350(d)(2)(B).

NASDAQ Marketplace Rule 4350(d)(2)(A) requires that the audit committee of all NASDAQ-listed companies be composed of at least three directors and that, except as otherwise specifically permitted by the rules, all of the members of the Audit Committee be "independent" as defined by NASDAQ Marketplace Rule 4200(a)(14). NASDAQ Marketplace Rule 4350(d)(2)(B) sets forth an exception to this rule by allowing an audit committee to have one director who is not "independent" and not a current employee (or immediate family member of an employee) if the board of directors determines, in exceptional limited circumstances, that such director's membership on the audit committee is required by the best interests of the company and its stockholders.

Mr. Holec does not qualify as an "independent" director under NASDAQ Marketplace Rule 4200(a)(14) as a result of his previous employment relationship with SPSS and his accompanying compensation arrangement. At present, Mr. Holec maintains a consulting relationship with SPSS, but he is no longer an employee or an immediate family member of an employee of SPSS. On June 12, 2002, SPSS's board of directors adopted a resolution determining that Kenneth Holec satisfies the exception provided by NASDAQ Marketplace Rule 4350(d)(2)(B). In making this determination, the board considered the fact that Mr. Holec has held various upper-level and executive positions in the software and technology industry, and has an extensive background in accounting and financial analysis. Mr. Holec's input is highly valued by SPSS. Therefore, the SPSS board of directors determined that the membership of Mr. Holec on the Audit Committee of the board is required by the best interests of SPSS and its stockholders pursuant to NASDAQ Marketplace Rule 4350(d)(2)(B).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a "+" in the following list).

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

  2.11    Asset Purchase Agreement by and between SPSS Inc.      (24), Ex. 2.11
          and DataStat, S.A., dated as of December 23, 1999.

  2.12    Agreement and Plan of Merger dated as of November      (25), Ex. 2.1
          6, 2000, among SPSS Inc., SPSS Acquisition Sub
          Corp., and ShowCase Corporation.

  2.13    Agreement and Plan of Merger dated as of October       (29), Ex. 99.1
          28, 2001, among SPSS Inc., Red Sox Acquisition
          Corp. and NetGenesis Corp.

  2.14    Stock Purchase Agreement by and among SPSS Inc.,       (33), Ex 2.14
          LexiQuest, S.A. and the owners of all of the issued and outstanding shares of capital stock of LexiQuest, S.A., dated as of January 31, 2002.

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

 10.16    1996 Bonus Compensation. +                             (14), Ex. 10.18

 10.17    Software Distribution Agreement between the            (14), Ex. 10.19
          Company and Banta Global Turnkey.

 10.18    Lease for Chicago, Illinois in Sears Tower.            (15), Ex. 10.20

 10.19    1997 Bonus Compensation. +                             (17), Ex. 10.21

 10.20    Norman H. Nie Consulting L.L.C. Agreement with         (17), Ex. 10.22
          SPSS Inc.

 10.21    Second Amended and Restated 1995 Equity Incentive      (19), Ex. A
          Plan. +

 10.22    1998 Bonus Compensation. +                             (20), Ex.10.23

 10.23    Third Amended and Restated 1995 Equity Incentive       (22), Ex. 10.1
          Plan. +

 10.24    Loan Agreement dated June 1, 1999 between SPSS         (23), Ex. 10.1
          Inc. and American National Bank and Trust Company of Chicago.

 10.25    First Amendment to Loan Agreement dated June 1,        (23), Ex. 10.2
          1999, between SPSS Inc. and American National Bank and Trust Company of Chicago.

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

 10.31    Stock Purchase Agreement by and between SPSS Inc.      (28), Ex. 10.31
          and Siebel Systems, Inc.

 10.32    1999 Employee Equity Incentive Plan. +                 (30), Ex. 4.1

 10.33    Stock Purchase Agreement by and between SPSS Inc.      (31), Ex. 10.33
          and America Online, Inc.

 10.34    Strategic Online Research Services Agreement by        (32), Ex. 99.1
          and between SPSS Inc. and America Online, Inc.*

 10.35    SPSS Inc. 2002 Equity Incentive Plan +                 (34), Ex. 4.1

------------------------------

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

(30) Previously filed with the Form S-8 Registration Statement of SPSS Inc. filed on September 15, 2000. (File No. 333-45900)

(31) Previously filed with the Form S-3 Registration Statement of SPSS Inc. filed on December 12, 2001. (File No. 333-74944)

(32) Previously filed with SPSS Inc. Report on Form 8-K/A (Amendment No. 1) filed on December 12, 2001. (File No. 000-22194)

(33) Previously filed with SPSS Inc. Report on Form 8-K, dated February 6, 2002, filed on February 21, 2002. (File No. 000-22194)

(34) Previously filed with the Form S-8 Registration Statement of SPSS Inc. filed on June 18, 2002. (File No. 333-90694)

     (b) SPSS filed the following reports on Form 8-K during the three months ended June 30, of fiscal year 2002:

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

               The current report of SPSS Inc. on Form 8-K, filed with the SEC on July 30, 2002. The Report on Form 8-K announced that SPSS acquired the assets of netExs LLC, a Wisconsin limited liability company, on June 20, 2002. The terms and conditions of the acquisition are specified in an Asset Purchase Agreement by and among SPSS, netExs and the members of netExs listed as signatories thereto. The Report on Form 8-K discloses that Jonathan Otterstatter, the Executive Vice President, Chief Technology Officer of SPSS, is also a member of the board of managers of netExs and that the transaction was unanimously approved by the members of SPSS's board of directors after the board of directors considered the relevant factors concerning the assets, business and operations of netExs, including Mr. Otterstatter's relationship with netExs. SPSS was not required to file financial statements in connection with the asset acquisition.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                              SPSS INC.


          DATE:   AUGUST 14, 2002     BY: /s/ JACK NOONAN
                                          ---------------------------------
                                      JACK NOONAN
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


          DATE:   AUGUST 14, 2002     BY: /s/ EDWARD HAMBURG
                                          ---------------------------------
                                      EDWARD HAMBURG
                                      EXECUTIVE VICE-PRESIDENT, CORPORATE
                                      OPERATIONS AND CHIEF FINANCIAL OFFICER

                            CERTIFICATION PURSUANT TO
                           16 U.S.C. SECTION 1350, AS
                         ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES - OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of SPSS Inc.




Date:     August 14, 2002             By: /s/ JACK NOONAN
                                          ---------------------------------
                                          Jack Noonan
                                          President and Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of SPSS Inc.




Date:     August 14, 2002             By: /s/ EDWARD HAMBURG
                                          ---------------------------------
                                          Edward Hamburg
                                          Executive Vice-President, Corporate
                                          Operations and Chief Financial Officer