Form 10-Q
period 2002-09-30
SPSS INC
filed 2002-11-14
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (312) 651-3000


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS
FOR THE PAST 90 DAYS. YES     NO  X
                          ---    ---

         AS OF NOVEMBER 4, 2002, THERE WERE 17,164,499 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----

         ITEM 1. FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS AS OF
                     DECEMBER 31, 2001 AND SEPTEMBER 30, 2002
                     (UNAUDITED)                                           3

                     CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                     THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                     (UNAUDITED) AND 2002 (UNAUDITED)                      4

                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (LOSS) FOR THE THREE AND NINE MONTHS ENDED
                     SEPTEMBER 30, 2001 (UNAUDITED) AND 2002 (UNAUDITED)   5

                     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) AND
                     2002 (UNAUDITED)                                      6

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                        18

         ITEM 4. CONTROLS AND PROCEDURES                                  18

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                        19

         ITEM 5. OTHER INFORMATION                                        19

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         19

ITEM 1.  FINANCIAL STATEMENTS
                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  DECEMBER 31,     SEPTEMBER 30,
                                                     2001              2002
                                                  ------------     -------------
                                                                    (UNAUDITED)
                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                    $  21,400         $  16,552
     Marketable securities                            9,792              --
     Accounts receivable, net of allowances          50,086            40,531
     Inventories                                      3,217             2,764
     Deferred income taxes                           22,200            25,038
     Prepaid expenses and other current assets       11,800            12,113
                                                  ---------         ---------
          Total current assets                      118,495            96,998

PROPERTY AND EQUIPMENT, at cost:
     Land and building                                2,311             2,522
     Furniture, fixtures, and office equipment       11,403            15,356
     Computer equipment and software                 55,896            61,950
     Leasehold improvements                          12,225            13,942
                                                  ---------         ---------
                                                     81,835            93,770
     Less accumulated depreciation and
       amortization                                  48,453            57,319
                                                  ---------         ---------

Net property and equipment                           33,382            36,451
Restricted cash                                       2,080             1,647
Capitalized software development costs, net of
  accumulated amortization                           28,271            26,169
Goodwill, net of accumulated amortization            45,110            51,966
Intangibles, net                                     18,825            16,314
Deferred income taxes                                  --               4,013
Other assets                                          5,847             6,535
                                                  ---------         ---------
                                                  $ 252,010         $ 240,093
                                                  =========         =========


     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                $   1,175         $  11,504
     Accounts payable                                 9,786             8,694
     Accrued royalties                                1,380             1,332
     Accrued rent                                     1,410             1,338
     Merger consideration                             3,379             3,569
     Other accrued liabilities                       23,133            23,385
     Income taxes and value added taxes payable       4,597             2,845
     Customer advances                                  872               749
     Deferred revenues                               47,145            37,234
                                                  ---------         ---------
          Total current liabilities                  92,877            90,650

Deferred income taxes                                 1,943             1,943
Merger consideration                                 21,587            15,959
Other non-current liabilities                         1,833               691
Minority interest                                       497              --
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 50,000,000
       shares authorized; 16,716,481 and
       16,854,121 shares issued and outstanding
       in 2001 and 2002, respectively                   167               169
     Additional paid-in capital                     146,099           147,296
     Accumulated other comprehensive loss            (7,311)           (3,809)
     Accumulated deficit                             (5,682)          (12,806)
                                                  ---------         ---------

          Total stockholders' equity                133,273           130,850
                                                  ---------         ---------
                                                  $ 252,010         $ 240,093
                                                  =========         =========



          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ----------------------------    ----------------------------
                                                                    2001            2002           2001            2002
                                                               ------------    ------------    ------------    ------------
Net revenues:
     Analytical solutions                                      $     11,025    $      8,345    $     22,276    $     28,910
     Market research                                                  8,303           9,786          19,194          29,416
     Statistics                                                      18,694          24,974          55,902          66,220
     ShowCase                                                         9,891           9,561          31,021          30,723
                                                               ------------    ------------    ------------    ------------
Net revenues                                                         47,913          52,666         128,393         155,269

Operating expenses:
     Cost of revenues                                                 3,895           4,185          10,697          15,452
     Cost of revenues - software write-offs                            --             5,751            --             5,751
     Sales and marketing                                             27,322          30,567          85,626          91,948
     Research and development                                         8,204          11,322          24,221          31,424
     General and administrative                                       3,374           3,063          10,555          13,407
     Special general and administrative charges                         924           4,663           4,697           7,855
     Merger-related                                                    --              --             7,781           2,260
     Illumitek shut-down charges                                       --               518            --               518
     Acquired in-process technology                                    --              --              --               150
                                                               ------------    ------------    ------------    ------------
Operating expenses                                                   43,719          60,069         143,577         168,765

Operating income (loss)                                               4,194          (7,403)        (15,184)        (13,496)

Other income (expense)
     Net interest and investment income (expense)                       (75)            (36)           (256)             16
     Other income (expense)                                             400             225            (781)          1,104
                                                               ------------    ------------    ------------    ------------
Other income (expense)                                                  325             189          (1,037)          1,120

Income (loss) before income taxes and minority interest               4,519          (7,214)        (16,221)        (12,376)
Income tax expense (benefit)                                          1,879          (2,897)         (5,587)         (4,755)
                                                               ------------    ------------    ------------    ------------
Income (loss) before minority interest                                2,640          (4,317)        (10,634)         (7,621)
Minority interest                                                      --              --              --               497
                                                               ------------    ------------    ------------    ------------
Net income (loss)                                              $      2,640    $     (4,317)   $    (10,634)   $     (7,124)
                                                               ============    ============    ============    ============

Basic net income (loss) per share                              $       0.19    $      (0.26)   $      (0.77)   $      (0.42)

Shares used in computing basic net income (loss) per share       13,781,975      16,840,340      13,727,536      16,791,057

Diluted net income (loss) per share                            $       0.19    $      (0.26)   $      (0.77)   $      (0.42)

Shares used in computing diluted net income (loss) per share     14,141,536      16,840,340      13,727,536      16,791,057


        See accompanying notes to consolidated financial statements.

                                SPSS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                      (IN THOUSANDS)
                                        (UNAUDITED)


                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                         --------------------    --------------------
                                                           2001        2002        2001        2002
                                                         --------    --------    --------    --------
Net income (loss)                                        $  2,640    $ (4,317)   $(10,634)   $ (7,124)

Other comprehensive income (loss):
      Foreign currency translation adjustment                (907)        992      (2,877)      3,491
      Unrealized holding gain on marketable securities       --          --          --            11
                                                         --------    --------    --------    --------

Comprehensive income (loss)                              $  1,733    $ (3,325)   $(13,511)   $ (3,622)
                                                         ========    ========    ========    ========


        See accompanying notes to consolidated financial statements.

                       SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS)
                              (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  --------------------
                                                                    2001        2002
                                                                  --------    --------
Cash flows from operating activities:
    Net loss                                                      $(10,634)   $ (7,124)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                              9,603      13,039
          Deferred income taxes                                     (6,520)     (6,851)
          Write-off of Illumitek technology                           --         4,151
          Write-off of acquired in-process technology costs           --           150
          Stock compensation expense                                   399        --
          Write-off of software development costs                      397        --
          Write-off of purchased software                            1,047       1,600
          Changes in assets and liabilities:
             Accounts receivable                                    17,579      12,206
             Inventories                                                27         497
             Prepaid expenses and other current assets                --          (313)
             Restricted cash                                          --           528
             Accounts payable                                       (1,879)       (671)
             Accrued royalties                                        (265)        (48)
             Accrued expenses                                       (1,384)     (3,274)
             Accrued income taxes                                   (6,889)     (1,424)
             Deferred revenues                                       4,442      (9,599)
             Noncurrent liabilities                                   (196)     (1,142)
             Other                                                    (211)     (3,524)
                                                                  --------    --------
Net cash provided by (used in) operating activities                  5,516      (1,799)

Cash flows from investing activities:
     Capital expenditures, net                                     (13,534)     (9,452)
     Capitalized software development costs                         (7,985)     (7,037)
     Acquisition earn-out payments                                  (2,827)       --
     Write down of cost-based investment                               783        --
     Acquisition of LexiQuest                                         --        (2,500)
     Acquisition of netExs                                            --        (1,000)
     Proceeds from maturities and sale of marketable securities       --         9,792
     Consideration for AOL/DMS transaction                            --        (5,438)
     Other investing activity                                         --          (497)
                                                                  --------    --------
Net cash used in investing activities                              (23,563)    (16,132)

Cash flows from financing activities:
     Net borrowings (repayments) under borrowing agreements         (1,400)     10,329
     Proceeds from issuance of common stock                          5,639       1,199
     Other financing activity                                         --            11
                                                                  --------    --------
Net cash provided by financing activities                            4,239      11,539

Effect of exchange rate on cash                                     (2,877)      1,544

Net change in cash and cash equivalents                            (16,685)     (4,848)
Cash and cash equivalents at beginning of period                    38,736      21,400
                                                                  --------    --------
Cash and cash equivalents at end of period                        $ 22,051    $ 16,552
                                                                  ========    ========

Supplemental disclosures of cash flow information:
     Interest paid                                                $    800    $    441
     Income taxes paid                                               4,293       4,324
     Cash received for income taxes refunds                            232       2,389

Supplemental disclosures of noncash investing activities -
    Common stock issued in merger with ShowCase - shares             3,725        --



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

NOTE 4 - MERGER-RELATED EXPENSES

SPSS incurred merger-related costs of approximately $7,781,000 during the nine months ended September 30, 2001, primarily related to the ShowCase transaction discussed above. The costs are primarily related to professional fees, severance costs, and bonuses. No merger-related costs were incurred in the three months ended September 30, 2001.

Merger-related expenses of $2,260,000 were incurred in the nine months ended September 30, 2002 related to the NetGenesis Corp., LexiQuest, S.A., and netExs LLC transactions, primarily for professional fees, merger-related bonuses, and other costs. These expenses were incurred subsequent to the consummation of the transaction but were operating costs related to the transactions. Certain other costs incurred prior to the consummation of the mergers that directly related to the transactions were capitalized as part of the purchase. No merger-related costs were incurred in the three months ended September 30, 2002.

NOTE 5 - SPECIAL GENERAL AND ADMINISTRATIVE CHARGES

Special general and administrative charges were $924,000 for the three months ended September 30, 2001 and $4,663,000 for the three months ended September 30, 2002. Special general and administrative charges were $4,697,000 for the nine months ended September 30, 2001 and $7,855,000 for the nine months ended September 30, 2002. Special general and administrative charges in the three months ended September 30, 2001 include costs associated with the July 2001 reduction in force. Special general and administrative charges in the nine months ended September 30, 2001 include additional integration costs associated with the ShowCase transaction and expenses associated with the April and July 2001 reductions in force.

Special general and administrative charges in the three months ended September 30, 2002 include costs associated with the restructuring of SPSS's field operations implemented in August 2002 of $3,700,000, consisting mainly of the lay off of approximately 145 employees in the sales, marketing and administrative organizations and $600,000 of lease termination and other costs incurred in the closing of the Miami office. Special general and administrative charges in the nine months ended September 30, 2002 include costs associated with the restructuring of SPSS's field operations implemented in August 2002, lease termination and other costs incurred in the closing of the Miami office, as well as costs associated with integrating the NetGenesis, LexiQuest and netExs transactions, such as severance payments, retention and other bonuses, related travel and meeting expenses and other costs.

NOTE 6 - SOFTWARE WRITE-OFF AND ILLUMITEK SHUT-DOWN CHARGES

During the three months ended September 30, 2002, the Company completed an assessment of its core markets and initiatives, including potential revenue sources, and determined that continued financial support of Illumitek Inc. was not warranted. Accordingly, management began the orderly shut-down of Illumitek.

Cost of revenues was charged $5,751,000 for software write-offs in the three months ended September 30, 2002. These write-offs include $4,151,000 for the write-down of the Illumitek Inc. technology as part of the related shut-down costs and a $1,600,000 write-off of technology acquired in the AOL transaction due to its replacement with SPSS technology.

SPSS incurred shut-down costs, asset write-offs and other charges of $518,000 in the three months ended September 30, 2002, related to the termination of its investment in Illumitek Inc. Of this sum, approximately $500,000 represents future cash expenditures to liquidate the operations.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the three months ended June 30, 2002, the Company implemented SFAS No. 142, "Goodwill and Other Intangible Assets," which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. Because SFAS No. 142 also establishes requirements for identifiable intangible assets, during the three months ended March 31, 2002, the Company reclassified $1,520,000 of intangible assets (workforce and customer lists) into goodwill. Operating income for the three and nine months ended September 30, 2001 included $432,000 and $1,297,000, respectively, of amortization of goodwill and other intangible assets that are not included in 2002 results, due to the implementation of SFAS No. 142. The Company evaluated its goodwill and other intangible assets during the second quarter of 2002 and determined that no impairment occurred under SFAS No. 142.

Intangible asset data are as follows (in thousands):

                                                   As of September 30, 2002
                                                  ---------------------------
                                                     Gross
                                                    Carrying      Accumulated
                                                     Amount      Amortization
                                                  ------------   ------------

Amortizable intangible assets:
   Other intangible assets - AOL/DMS sample       $     15,200   $     (2,501)
   Other intangible assets - ISL Trademark                 400           (150)

Unamortizable intangible assets:
   Goodwill                                       $     51,966
   Other intangible assets                               3,365

Aggregate amortization expense:
   For the three months ended September 30, 2002  $        844
   For the nine months ended September 30, 2002          2,651

Estimated amortization expense:
     For the year ended December 31, 2002         $      3,292
     For the year ended December 31, 2003                3,879
     For the year ended December 31, 2004                4,454
     For the year ended December 31, 2005                3,845


    Net income, basic net income per share, and diluted net income per share would have been $2,916,000, $0.21, and $0.21, respectively, for the three months ended September 30, 2001 and net loss, basic loss per share, and diluted loss per share would have been and $9,804,000, $0.71, and $0.71 for the nine months ended September 30, 2001, if adjusted for the impact of SFAS No. 142 implemented in 2002.

NOTE 8 - SUBSEQUENT EVENTS

As of September 30, 2002, the Company was not in compliance with certain covenants of the loan agreement with Bank One, NA (as successor by merger to American National Bank and Trust Company of Chicago). The Company worked with Bank One, NA to obtain the appropriate waivers and to establish a new borrowing arrangement. Under the terms of the amended and restated loan agreement, the revolving credit facility has been renewed for an amount not to exceed $8.5 million. As of November 6, 2002, SPSS had $8.5 million in borrowings outstanding under the new borrowing arrangement.

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

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         PERCENTAGE OF NET REVENUES
                                                           -------------------------------------------------------
                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                           ------------------------    ---------------------------
                                                              2001          2002          2001             2002
                                                           -----------    ---------    -----------     -----------
Net revenues:
      Analytical solutions                                    23%            16%            17%             18%
      Market research                                         17%            19%            15%             19%
      Statistics                                              39%            47%            44%             43%
      ShowCase                                                21%            18%            24%             20%
                                                            ----           ----           ----            ----

Net revenues                                                 100%           100%           100%            100%

Operating expenses:
      Cost of revenues                                         8%             8%             8%             10%
      Cost of revenues - software write-offs                  - %            11%            - %              4%
      Sales and marketing                                     57%            58%            67%             59%
      Research and development                                17%            21%            19%             20%
      General and administrative                               7%             6%             8%              9%
      Special general and administrative charges               2%             9%             4%              5%
      Merger-related                                          - %            - %             6%              2%
      Illumitek shut-down charges                             - %             1%            - %             - %
      Acquired in-process technology                          - %            - %            - %             - %
                                                            ----           ----           ----            ----

Operating expenses                                            91%           114%           112%             109%

Operating income (loss)                                        9%           (14%)          (12%)             (9%)

Other income (expense)
      Net interest and investment income (expense)            - %            - %            - %              - %
      Other income (expense)                                   1%            - %            - %               1%
                                                            ----           ----           ----             ----

Other income (expense)                                         1%            - %            - %               1%

Income (loss) before income taxes and minority interest       10%           (14%)          (12%)             (8%)
Income tax expense (benefit)                                   4%            (6%)           (4%)             (3%)
                                                            ----           ----           ----             ----

Income (loss) before minority interest                         6%            (8%)           (8%)             (5%)
Minority interest                                             - %            - %            - %              - %
                                                            ----           ----           ----             ----

Net income (loss)                                              6%            (8%)           (8%)             (5%)
                                                            ====           ====           ====             ====


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001.


Net Revenues. Net revenues increased from $47,913,000 in the three months ended September 30, 2001 to $52,666,000 in the three months ended September 30, 2002, an increase of 10%. The increase is due to the strong demand for the low-priced, shrink-wrapped Statistics products, incremental revenues from the America Online, Inc. (October 2001), NetGenesis (December 2001), and LexiQuest (February
2002) transactions, and the differential effects in 2001 and 2002 of the application of accounting pronouncements in 2000 described below.

During 2000, the AICPA staff released several Technical Practice Aids (TPA's) for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, "Software Revenue Recognition." As a result of the issuance of these TPA's, SPSS performed a comprehensive review of its revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards in TPA 5100.53 - "Fair value of PCS (post-contract customer support or maintenance) in a short-term time-based license and software revenue recognition" and TPA 5100.68 - "Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition." As a result of the application of the TPA's, SPSS began to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratably over the term of the contract.

Revenue from training and consulting services was $4,953,000 of the total of $47,913,000 in net revenues for the three months ended September 30, 2001, and $5,445,000 of the total of $52,666,000 in net revenues for the three months ended September 30, 2002.

Analytical Solutions. Analytical solutions revenues decreased from $11,025,000 in the three months ended September 30, 2001, to $8,345,000 in the three months ended September 30, 2002, a decrease of 24%. This decrease is primarily due to the differential effects of the revenue deferrals discussed above, as well as decreased revenues from the United States Federal Government and the absence of any OEM transactions.

Market Research. Market research revenues increased from $8,303,000 in the three months ended September 30, 2001 to $9,786,000 in the three months ended September 30, 2002, an increase of 18%. This increase is primarily due to the incremental revenues of approximately $1,700,000 related to the AOL transaction in October 2001.

Statistics. Statistics revenues increased from $18,694,000 in the three months ended September 30, 2001 to $24,974,000 in the three months ended September 30, 2002, an increase of 34%. This increase is primarily due to the steady demand for comparatively low-priced, shrink-wrapped products between the periods, particularly to the higher education market, as well as to the differential effects the revenue deferrals discussed above. As a percentage of net revenues, Statistics revenues increased from 39% in the three months ended September 30, 2001 to 47% in the three months ended September 30, 2002.

ShowCase. ShowCase revenues decreased from $9,891,000 in the three months ended September 30, 2001 to $9,561,000 in the three months ended September 30, 2002, a decrease of 3%. This decrease is primarily due to a decrease in new license revenues in Europe and a lack of seven-figure transactions. As a percentage of net revenues, ShowCase revenues decreased from 21% in the three months ended September 30, 2001 to 18% in the three months ended September 30, 2002.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues increased from $3,895,000 in the three months ended September 30, 2001 to $4,185,000 in the three months ended September 30, 2002, an increase of 7%. The increase was due to AOL sample costs, the amortization of acquired technology assets, and royalties paid for NetGenesis products. This is a decrease from prior quarters in 2002 representing lower Hyperion royalties. As a percentage of net revenues, cost of revenues remained at 8% in both the three months ended September 30, 2001 and in the three months ended September 30, 2002.

Cost of Revenues - Software Write-offs. Cost of revenues was charged for software write-offs of $5,751,000 in the three months ended September 30, 2002. These write-offs include $4,151,000 for the write-down of the Illumitek technology as part of the related shut-down costs (see Note 6) and the $1,600,000 write-off of technology acquired in the AOL transaction due to its replacement with SPSS technology. As a percentage of net revenues, cost of revenues - software write-offs were 11% in the three months ended September 30, 2002.

Sales and Marketing. Sales and marketing expenses, which also include services costs, increased from $27,322,000 in the three months ended September 30, 2001 to $30,567,000 in the three months ended September 30, 2002, an increase of 12%. As a percentage of net revenues, sales and marketing expenses increased slightly from 57% in the three months ended September 30, 2001 to 58% in the three months ended September 30, 2002. The expense increase primarily reflects the addition of staff from the AOL, NetGenesis and LexiQuest transactions. The staff additions from these transactions were partially offset by recent reductions in the number of field sales and marketing personnel as a result of the restructuring of SPSS's field operations implemented in August 2002.

Research and Development. Research and development expenses increased from $8,204,000 in the three months ended September 30, 2001 to $11,322,000 in the three months ended September 30, 2002 (net of capitalized software development costs of $1,563,000 in the three months ended September 30, 2001 and $1,613,000 in the three months ended September 30, 2002), an increase of 38%. In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $775,000 in the three months ended September 30, 2001 and $1,525,000 in the three months ended September 30, 2002. As a percentage of net revenues, research and development expenses were 17% in the three months ended September 30, 2001 and 21% in the three months ended September 30, 2002. These increases were due primarily to the addition of staff from the NetGenesis, LexiQuest and netExs transactions.

General and Administrative. General and administrative expenses decreased from $3,374,000 in the three months ended September 30, 2001 to $3,063,000 in three months ended September 30, 2002, a decrease of 9%. As a percentage of net revenues, general and administrative expenses decreased from 7% in the three months ended September 30, 2001 to 6% in three months ended September 30, 2002. The expense decrease was largely due to the cost reductions implemented as part of the restructuring of SPSS's field operations implemented in August 2002 and the elimination of goodwill amortization of $432,000 following the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. These decreases were partially offset by the addition of staff from the NetGenesis and LexiQuest transactions and the expansion of SPSS's corporate executive group.

Special General and Administrative Charges. Special general and administrative charges increased from $924,000 in the three months ended September 30, 2001 to $4,663,000 in the three months ended September 30, 2002, an increase of 405%. As a percentage of net revenues, special general and administrative charges increased from 2% in the three months ended September 30, 2001 to 9% in three months ended September 30, 2002. For the three months ended September 30, 2002, special general and administrative charges include costs of approximately $3,700,000 associated with the restructuring of SPSS's field operations implemented in August 2002 and $600,000 of lease termination and other costs incurred in closing the Miami office, as well as related cost reduction programs. Special general and administrative charges in the three months ended September 30, 2001 were primarily associated with the July 2001 reduction in force.

Illumitek Shut-down Charges. SPSS incurred shut-down costs, asset write-offs and other charges of $518,000 in the three months ended September 30, 2002, related to the termination of its investment in Illumitek. Of this sum, approximately $500,000 represents cash expenditures to liquidate the operations.

Net Interest and Investment Income (Expense). Net interest and investment expense was $75,000 in the three months ended September 30, 2001 and $36,000 in three months ended September 30, 2002, a decrease of 52%. The expense in 2001 and 2002 was due primarily to interest expense that was only partially offset by interest income, which increased in 2002, due to higher average balances in cash and short-term investments.

Other Income (Expense). Other income was $400,000 in the three months ended September 30, 2001 and $225,000 in the three months ended September 30, 2002, a decrease of 44%. The income in the both the three months ended September 30, 2001 and 2002 was due primarily to foreign transaction exchange gains, reflecting the weakening of the dollar against other major currencies.

Income Tax Expense (Benefit). The provision for income taxes decreased from a net expense of $1,879,000 in the three months ended September 30, 2001 to a net benefit of $2,897,000 in the three months ended September 30, 2002, a change of 254%. The income tax expense represents an effective tax rate of approximately 41.6% in the three months ended September 30, 2001 and approximately 40.2% in the three months ended September 30, 2002. The effective tax rate in the three months ended September 30, 2002 was impacted by a $300,000 adjustment to the tax valuation reserve related to the net operating loss carryforward generated by the pre-merger ShowCase operation.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

Net Revenues. Net revenues increased from $128,393,000 in the nine months ended September 30, 2001 to $155,269,000 in the nine months ended September 30, 2002, an increase of 21%. The increase is primarily due to the differential effects in 2001 and 2002 of the application of accounting pronouncements in 2000 described below, strong demand for the low-priced, shrink-wrapped Statistics products especially in the three months ended September 30, 2002, as well as revenues from the AOL, NetGenesis, and LexiQuest transactions.

During 2000, the AICPA staff released several Technical Practice Aids (TPA's) for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, "Software Revenue Recognition." As a result of the issuance of these TPA's, SPSS performed a comprehensive review of its revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards in TPA 5100.53 - "Fair value of PCS (post-contract customer support or maintenance) in a short-term time-based license and software revenue recognition" and TPA 5100.68 - "Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition." As a result of the application of the TPA's, SPSS began to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratably over the term of the contract.

Revenue from training and consulting services was $15,071,000 of the total of $128,393,000 in net revenues for the nine months ended September 30, 2001, and $18,819,000 of the total of $155,269,000 in net revenues for the nine months ended September 30, 2002.

Analytical Solutions. Analytical solutions revenues increased from $22,276,000 in the nine months ended September 30, 2001 to $28,910,000 in the nine months ended September 30, 2002, an increase of 30%. As a percentage of net revenues, analytical solutions revenues increased from 17% in the nine months ended September 30, 2001 to 18% in nine months ended September 30, 2002. This increase is primarily due to the differential effects of the revenue deferrals discussed above, as well as revenues from the NetGenesis and LexiQuest transactions. With the implementation of the TPA's in the fourth quarter of 2000, a greater number of historical periods in which revenues were deferred are now being recorded as revenue in current periods (i.e. nine months of deferrals versus twelve months of deferrals amortized into revenues). Such increases were partially offset by a decrease in revenues received from OEM transactions.

Market Research. Market research revenues increased from $19,194,000 in the nine months ended September 30, 2001 to $29,416,000 in the nine months ended September 30, 2002, an increase of 53%. This increase is primarily due to the differential effects the revenue deferrals discussed above, as well as revenues of approximately $4,700,000 related to the AOL transaction in October 2001. With the implementation of the TPA's in the fourth quarter of 2000, a greater number of historical periods in which revenues were deferred are now being recorded as revenue in current periods. Market research revenues also increased from the same period last year due to a contract with Procter & Gamble.

Statistics. Statistics net revenues increased from $55,902,000 in the nine months ended September 30, 2001 to $66,220,000 in the nine months ended September 30, 2002, an increase of 18%. This increase is primarily due to the differential effects the revenue deferrals discussed above, as well as to the strong demand for comparatively low-priced, shrink-wrapped products by the higher education market, especially in the three months ended September 30, 2002, and a contract with the national healthcare organization in France. As a percentage of net revenues, Statistics revenues decreased slightly from 44% in the nine months ended September 30, 2001 to 43% in the nine months ended September 30, 2002, reflecting the weakness in this revenue category in relation to the other revenue categories prior to the current quarter ending September 30, 2002, when Statistics sales growth to the higher education market outpaced sales to other markets.

ShowCase. ShowCase revenues were relatively constant between the nine-month periods, decreasing from $31,021,000 in the nine months ended September 30, 2001 to $30,723,000 in the nine months ended September 30, 2002. As a percentage of net revenues, ShowCase revenues decreased from 24% in the nine months ended September 30, 2001, to 20% in the nine months ended September 30, 2002, reflecting the addition of revenues in the other categories from the AOL, NetGenesis, and LexiQuest transactions.

Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues increased from $10,697,000 in the nine months ended September 30, 2001 to $15,452,000 in the nine months ended September 30, 2002, an increase of 44%. The increase was due to AOL sample costs, Hyperion Solutions royalties, the amortization of acquired technology assets, and royalties paid for NetGenesis products. As a percentage of net revenues, cost of revenues increased from 8% in the nine months ended September 30, 2001 to 10% in the nine months ended September 30, 2002.

Cost of Revenues - Software Write-offs. Cost of revenues was charged for software write-offs of $5,751,000 in the nine months ended September 30, 2002. These write-offs include $4,151,000 for the write-down of the Illumitek technology as part of the related shut-down costs (see Note 6) and the $1,600,000 write-off of technology acquired in the AOL transaction due to its replacement with SPSS technology. As a percentage of net revenues, cost of revenues -software write-offs were 4% in the nine months ended September 30, 2002.

Sales and Marketing. Sales and marketing expenses, which also include services costs, increased from $85,626,000 in the nine months ended September 30, 2001 to $91,948,000 in the nine months ended September 30, 2002, an increase of 7%. As a percentage of net revenues, sales and marketing expenses decreased from 67% in the nine months ended September 30, 2001 to 59% in the nine months ended September 30, 2002, as a result of the revenue increases discussed above. The dollar increase primarily reflects the addition of staff from the AOL, NetGenesis, and LexiQuest transactions. The staff additions from these transactions were partially offset by recent reductions in the number of field sales and marketing personnel as a result of the restructuring of SPSS's field operations implemented in August 2002 and earlier reductions in the number of sales and professional services personnel mostly related to ShowCase activities.

Research and Development. Research and development expenses increased from $24,221,000 in the nine months ended September 30, 2001 to $31,424,000 in the nine months ended September 30, 2002 (net of capitalized software development costs of $4,502,000 in the nine months ended September 30, 2001 and $4,925,000 in the nine months ended September 30, 2002), an increase of 30%. In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $2,707,000 in the nine months ended September 30, 2001 and $4,690,000 in the nine months ended September 30, 2002. As a percentage of net revenues, research and development expenses were 19% in the nine months ended September 30, 2001 and 20% in the nine months ended September 30, 2002. These expense increases were due primarily to the addition of staff from the NetGenesis, LexiQuest and netExs transactions, as well as general compensation increases.

General and Administrative. General and administrative expenses increased from $10,555,000 in the nine months ended September 30, 2001 to $13,407,000 in nine months ended September 30, 2002, an increase of 27%. As a percentage of net revenues, general and administrative expenses increased from 8% in the nine months ended September 30, 2001 to 9% in nine months ended September 30, 2002. The expense increase was due primarily to the addition of staff from the NetGenesis transaction and the expansion of SPSS's corporate executive group. These expense increases were partially offset by the cost reductions implemented as part of the restructuring of SPSS's field operations implemented in August 2002 in August and the elimination of goodwill amortization of $1,297,000 following the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

Special General and Administrative Charges. Special general and administrative charges increased from $4,697,000 in the nine months ended September 30, 2001 to $7,855,000 in nine months ended September 30, 2002, an increase of 67%. As a percentage of net revenues, special general and administrative expenses increased from 4% in the nine months ended September 30, 2001 to 5% in nine months ended September 30, 2002. Special general and administrative charges include $3,700,000 associated with the restructuring of SPSS's field operations implemented in August 2002 and $600,000 of lease termination and other costs incurred in closing the Miami office, as well as the NetGenesis, LexiQuest and netExs transactions earlier in the year. Special general and administrative charges in the nine months ended September 30, 2002 include severance payments, retention and other bonuses, related travel and meeting expenses and other costs. Special general and administrative charges in the nine months ended September 30, 2001 include additional integration costs associated with the ShowCase transaction and expenses associated with the two reductions in force.

Merger-related. Merger-related costs decreased from $7,781,000 in the nine months ended September 30, 2001 to $2,260,000 in nine months ended September 30, 2002, a decrease of 71%. As a percentage of net revenues, merger-related costs decreased from 6% in the nine months ended September 30, 2001 to 2% in the nine months ended September 30, 2002. Merger-related expenses relate to transactions made during 2001 and 2002 (see Note 4).

Illumitek Shut-down Charges. SPSS incurred shut-down costs, asset write-offs and other adjustments in the amount of $518,000 in the nine months ended September 30, 2002, related to the termination of its investment in Illumitek. Of this sum, approximately $500,000 represents cash expenditures to liquidate the operation.

Acquired In-Process Technology. Acquired in-process technology costs were $150,000 in the nine months ended September 30, 2002 related to the LexiQuest transaction.

Net Interest and Investment Income (Expense). Net interest and investment expense was $256,000 in the nine months ended September 30, 2001 and net interest and investment income was $16,000 in nine months ended September 30, 2002, a change of 106%. The expense in 2001 was due primarily to interest expense that was only partially offset by lower interest income due to lower average balances in cash and short-term investments. The income in 2002 was primarily due to interest earned on short-term investments, partially offset by interest expense incurred on bank borrowings.

Other Income (Expense). Other income (expense) resulted in net expense of $781,000 in the nine months ended September 30, 2001 and in net income of $1,104,000 in the nine months ended September 30, 2002, a change of 241%. The expense in the nine months ended September 30, 2001 was due primarily to foreign transaction exchange losses, while the income in the nine months ended September 30, 2002 was due to foreign transaction exchange gains, reflecting the weakening of the dollar against other major currencies.

Income Tax Expense (Benefit). The provision for income taxes decreased from a net benefit of $5,587,000 in the nine months ended September 30, 2001 to a net benefit of $4,755,000 in the nine months ended September 30, 2002, a change of 15%. The income tax benefit represents an effective tax rate of approximately 34.4% in the nine months ended September 30, 2001 and approximately 38.4% in the nine months ended September 30, 2002. The effective tax rate in the nine months ended September 30, 2002 was impacted by a $300,000 adjustment to the tax valuation reserve related to the net operating loss carryforward generated by the pre-merger ShowCase operation.

LIQUIDITY AND CAPITAL RESOURCES

SPSS generated $5,516,000 of cash flow from operations in the nine months ended September 30, 2001 and used $1,799,000 of cash flow from operations in the nine months ended September 30, 2002. Cash flows in both periods were largely due to collections of accounts receivable, which more than offset the operating loss in both the nine months ended September 30, 2002 and in the nine months ended September 30, 2001. In the nine months ended September 30, 2002, the decrease in deferred revenues was due to the change in the mix in sales categories.

Investing activities resulted in the use of $23,563,000 in the nine months ended September 30, 2001 and $16,132,000 in the nine months ended September 30, 2002. In the nine months ended September 30, 2001, cash was primarily used for capital expenditures of $13.5 million and capitalized software development costs of $8.0 million. SPSS also paid $2.8 million in its final earn-out payment to the former owners of Integral Solutions. In the nine months ended September 30, 2002, cash was primarily used for capital expenditures of $9.5 million and capitalized software development costs of $7.0 million. SPSS also paid $2.5 million to acquire LexiQuest and $1.0 million to acquire netExs and made scheduled payments totaling $5.4 million to AOL. Proceeds of $9.8 million were received from the maturities and sales of marketable securities.

Financing activities generated cash of $4,239,000 in the nine months ended September 30, 2001, primarily from common stock issuances totaling $5,639,000, partially offset by repayments of $1,400,000 under the prior bank borrowing arrangement. Financing activities generated cash of $11,539,000 in the nine months ended September 30, 2002 primarily from $10,329,000 of borrowing under the borrowing agreements and proceeds of $1,199,000 from the issuance of common stock.

As of September 30, 2002, the Company was not in compliance with certain covenants of the loan agreement with Bank One, NA (as successor by merger to American National Bank and Trust Company of Chicago). The Company worked with Bank One, NA to obtain the appropriate waivers and to establish a new borrowing arrangement. Under the terms of the amended and restated loan agreement, the revolving credit facility has been renewed for an amount not to exceed $8.5 million. As of November 6, 2002, SPSS had $8.5 million in borrowings outstanding under the new borrowing arrangement.

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

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of SPSS's contractual cash obligations as of September 30, 2002:


                                            LESS THAN
                                TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS    AFTER 5 YEARS
                             -----------   -----------   -----------   -----------   -------------
United Kingdom mortgage      $   758,000   $    67,000   $   255,000   $   227,000   $   209,000

Litigation settlement            595,000       595,000          --            --            --

Merger consideration - AOL    19,528,000     3,569,000    15,959,000          --            --

Capital lease commitments        262,000       262,000          --            --            --

Other                              5,000         5,000          --            --            --

INTERNATIONAL OPERATIONS

Revenues from international operations were 46% and 44% of total net revenues in the three months ended September 30, 2001 and September 30, 2002, respectively, and 50% and 47% of total revenues in the nine months ended September 30, 2001 and 2002, respectively. The percentage differences are the result of revenues increasing at a higher rate in the United States than in Europe and the Pacific Rim compared to 2001. The portion of revenues attributable to international operations was positively affected by changes in foreign currency exchange rates for the three and nine months ended September 30, 2002, but negatively affected by changes in foreign currency exchange rates in the three and nine months ended September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet assessed the impact on the consolidated financial statements.

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

ITEM 3. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from fluctuations in interest rates on borrowings under our borrowing arrangement that bears interest at either the prime rate or the Eurodollar rate. As of September 30, 2002, the Company had $11,140,000 outstanding under this borrowing arrangement. A 100 basis point increase in interest rates would result in an additional $111,400 of annual interest expense, assuming the same level of borrowing.

The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly impacted by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations in currency exchange rates, the Company may enter into various financial instruments, such as options. These instruments generally mature within twelve months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at September 30, 2002, management expects this would have a materially adverse effect on the Company's financial results.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time the Company utilizes option contracts to minimize the impact of currency movements on receivables from its foreign subsidiaries. The terms of these contracts are generally less than one year. On September 30, 2002, the Company did not have any option contracts outstanding.

The Company's derivative instruments do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments are recognized in income in each accounting period.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

SPSS maintains disclosure controls and procedures, which have been designed to ensure that information related to SPSS is recorded, processed, summarized and reported by SPSS on a timely basis. In response to recent legislation and regulations, SPSS has reviewed its internal control structure and these disclosure controls and procedures. Although SPSS believes that its pre-existing disclosure controls and procedures were adequate to enable it to comply with its disclosure obligations, as a result of this review, SPSS has implemented minor changes. These changes include (a) the formalization and documentation of SPSS's pre-existing disclosure controls and procedures and (b) the establishment of a compliance committee.

The compliance committee is responsible for accumulating potentially material information regarding SPSS and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to SPSS's chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. The compliance committee is comprised of SPSS's senior legal official, SPSS's principal accounting officer, SPSS's chief investor relations officer, SPSS's principal risk management officer and certain other members of SPSS's senior management.

After the formation of the compliance committee and within 90 days prior to the filing of this report, SPSS's Chief Executive Officer, Jack Noonan, and Chief Financial Officer, Edward Hamburg, with the participation of the compliance committee, carried out an evaluation of the effectiveness of the design and operation of SPSS's disclosure controls and procedures. Based upon this evaluation, Mr. Noonan and Mr. Hamburg concluded that SPSS's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by management of SPSS on a timely basis and ensuring that the quality and timeliness of SPSS's public disclosures complies with its disclosure obligations under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in SPSS's internal controls or in other factors that could significantly affect these internal controls after the date of the most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

SPSS is not a party to any material legal proceedings. SPSS may become a party to various claims and legal actions arising in the ordinary course of business.

ITEM 5.    OTHER INFORMATION

In response to recent legislation and regulations regarding proper corporate governance, SPSS has made a number of changes that it believes enhances its corporate governance procedures. SPSS has augmented its pre-existing insider trading policy by adopting a formal SPSS Inc. Insider Trading Policy that is more expansive in scope. This policy is intended to assist SPSS insiders in complying with the securities laws that restrict improper insider trading and tipping. This policy has been adopted and approved by SPSS's board of directors.

In connection with SPSS's review of its disclosure controls and procedures, SPSS has also established a compliance committee. The compliance committee was formed to ensure that material information is recorded, processed, summarized, and reported by management of SPSS on a timely basis, thereby ensuring that the quality and timeliness of SPSS's public disclosures. This compliance committee is responsible for accumulating potentially material information regarding SPSS and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to SPSS's chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. The compliance committee is comprised of SPSS's senior legal official, SPSS's principal accounting officer, SPSS's chief investor relations officer, SPSS's principal risk management officer and certain other members of SPSS's senior management.

The audit committee of SPSS's board of directors has also approved certain non-audit related services provided to SPSS by KPMG LLP, the Company's auditors. The audit committee approved (a) SPSS's prior retention of KPMG LLP to perform services related to tax planning and tax preparation in the amount of $20,000 and (b) SPSS's further retention of KPMG LLP to perform services related to tax planning and tax preparation in the amount of $50,000.

It has been determined that SPSS should have filed pro forma financial statements with the Securities and Exchange Commission in connection with the AOL transaction. Until these financial statements are filed, SPSS will not be allowed to file any registration statements with the SEC. In addition, SPSS is not eligible to file a registration statement on Form S-3 for one year after the filing deficiency occurred. SPSS has calculated that this one-year period will end in January 2003.

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

     2.5           Stock Purchase Agreement among the Registrant, Edward                    (3), Ex. 2.2
                   Ross, Richard Kottler, Norman Grunbaum, Louis Davidson
                   and certain Non-U.K. Shareholders or warrant holders of
                   Quantime Limited named therein, dated as of September
                   30, 1997, together with a list briefly identifying the contents of omitted schedules.

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

    2.11           Asset Purchase Agreement by and between SPSS Inc.                        (24), Ex. 2.11
                   and DataStat, S.A., dated as of December 23, 1999.

    2.12           Agreement and Plan of Merger dated as of November 6,                     (25), Ex. 2.1
                   2000, among SPSS Inc., SPSS Acquisition Sub Corp.,
                   and ShowCase Corporation.

    2.13           Agreement and Plan of Merger dated as of October 28,                     (29), Ex. 99.1
                   2001, among SPSS Inc., Red Sox Acquisition Corp. and
                   NetGenesis Corp.

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

    10.30          2000 Bonus Compensation. +                                               (27), Ex. 10.30

    10.31          Stock Purchase Agreement by and between SPSS Inc.                        (28), Ex. 10.31
                   and Siebel Systems, Inc.

    10.32          1999 Employee Equity Incentive Plan. +                                   (30), Ex. 4.1

    10.33          Stock Purchase Agreement by and between SPSS Inc.                        (31), Ex. 10.33
                   and America Online, Inc.

    10.34          Strategic Online Research Services Agreement by and                      (32), Ex. 99.1
                   between SPSS Inc. and America Online, Inc.*

    10.35          SPSS Inc. 2002 Equity Incentive Plan +                                   (34), Ex. 4.1

    10.36          Amended and Restated Loan Agreement, dated                               (35), Ex. 10.29
                   June 1, 2000, by and between SPSS Inc. and American
                   National Bank and Trust Company of Chicago

    10.37          First Amendment to Amended and Restated Loan
                   Agreement, dated as of January 26, 2001, by and between SPSS Inc. and American National Bank and Trust
                   Company of Chicago

    10.38          Waiver and Second Amendment to Amended and Restated
                   Loan Agreement, dated May 31, 2002, by and between
                   SPSS Inc. and American National Bank and Trust
                   Company of Chicago

    10.39          Waiver and Third Amendment to Amended and Restated
                   Loan Agreement, dated August 14, 2002, by and between
                   SPSS Inc. and American National Bank and Trust
                   Company of Chicago

    10.40          Waiver and Fourth Amendment to Amended and Restated
                   Loan Agreement, dated November 13, 2002, by and between
                   SPSS Inc. and American National Bank and Trust
                   Company of Chicago

    99.1 Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002


    99.2           Certification of Chief Financial Officer pursuant to
                   18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                   of the Sarbanes-Oxley Act of 2002

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

              (7)  Previously filed with Form 10-Q Quarterly Report of SPSS Inc.
                   for the Quarterly period ended September 30, 1993. (File No.
                   000-22194)

              (8)  Previously filed with the Form S-1 Registration Statement of
                   SPSS Inc. filed on June 22, 1993. (File No. 33-64732)

              (9)  Previously filed with the Form S-1 Registration Statement of
                   SPSS Inc. filed on December 5, 1994. (File No. 33-86858)

              (10) Previously cited with the Form 10-K Annual Report of SPSS
                   Inc. for the year ended December 31, 1994. (File No.
                   000-22194)

              (11) Previously filed with SPSS Inc.'s 1995 Proxy Statement. (File
                   No.000-22194)

              (12) Previously filed with the Form 10-K Annual Report of SPSS
                   Inc. for the year ended December 31, 1995. (File No.
                   000-22194)

              (13) Previously filed with SPSS Inc.'s 1996 Proxy Statement.
                   (File No.000-22194)

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

              (19) Previously filed with SPSS Inc.'s 1998 Proxy Statement. (File
                   No.000-22194)

              (20) Previously filed with Form 10-K Annual Report of SPSS Inc.
                   for the yea ended December 31, 1998. (File No. 000-22194)

              (21) Previously filed with SPSS Inc. Report on Form 8-K, dated
                   November 29,1999, filed December 10, 1999. (File No.
                   000-22194)

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

              (30) Previously filed with the Form S-8 Registration Statement of
                   SPSS Inc. filed on September 15, 2000. (File No. 333-45900)

              (31) Previously filed with the Form S-3 Registration Statement of
                   SPSS Inc. filed on December 12, 2001. (File No. 333-74944)

              (32) Previously filed with SPSS Inc. Report on Form 8-K/A
                   (Amendment No. 1) filed on December 12, 2001. (File No.
                   000-22194)

              (33) Previously filed with SPSS Inc. Report on Form 8-K, dated
                   February 6, 2002, filed on February 21, 2002. (File No.
                   000-22194)

              (34) Previously filed with the Form S-8 Registration Statement of
                   SPSS Inc. filed on June 18, 2002. (File No. 333-90694)

              (35) Previously filed with Form 10-Q Quarterly Report of SPSS Inc.
                   for the quarterly period ended June 30,2000. (File No.
                   000-22194)

         (b) SPSS filed the following reports on Form 8-K during the three months ended September 30, of fiscal year 2002:

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

                                             SPSS INC.




DATE:              NOVEMBER 14, 2002     BY: /s/ JACK NOONAN
                                             -------------------------------
                                         JACK NOONAN
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.




DATE:              NOVEMBER 14, 2002     BY: /s/ EDWARD HAMBURG
                                             -------------------------------
                                         EDWARD HAMBURG
                                         EXECUTIVE VICE-PRESIDENT, CORPORATE
                                         OPERATIONS AND CHIEF FINANCIAL OFFICER

                                CERTIFICATION


I, Jack Noonan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SPSS Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:    November 14, 2002             By: /s/ JACK NOONAN
                                           -------------------------------------
                                           Jack Noonan
                                           President and Chief Executive Officer

                                  CERTIFICATION


I, Edward Hamburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SPSS Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    November 14, 2002            By: /s/ EDWARD HAMBURG
                                          -------------------------------------
                                          Edward Hamburg
                                          Executive Vice-President, Corporate
                                          Operations and Chief Financial Officer

                                    SPSS INC.

                                  EXHIBIT INDEX



   Exhibit
     No.           Description
     ---           -----------

    10.37          First Amendment to Amended and Restated Loan
                   Agreement, dated as of January 26, 2001, by and between SPSS Inc. and American National Bank and Trust
                   Company of Chicago

    10.38 Waiver and Second Amendment to Amended and Restated Loan Agreement, dated May 31, 2002, by and between SPSS Inc. and American National Bank and Trust
                   Company of Chicago

    10.39 Waiver and Third Amendment to Amended and Restated Loan Agreement, dated August 14, 2002, by and between SPSS Inc. and American National Bank and Trust
                   Company of Chicago

    10.40 Waiver and Fourth Amendment to Amended and Restated Loan Agreement, dated November 13, 2002, by and between SPSS Inc. and American National Bank and Trust
                   Company of Chicago

    99.1 Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

    99.2           Certification of Chief Financial Officer pursuant to
                   18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002