Form 10-K
period 2002-12-31
SPSS INC
filed 2003-04-02
CIK 869570

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.  Yes [ ]     No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $9.50 on March 14, 2003, and for the purpose of this calculation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $143.5 million.

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of March 14, 2003, was 17,293,700.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SPSS INC.

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Consolidated Financial Data........................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   33
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   71

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   71
Item 11.  Executive Compensation......................................   74
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   83
Item 13.  Certain Relationships and Related Transactions..............   85
Item 14.  Controls and Procedures.....................................   87

                                  PART IV
Item 15.  Exhibits, Consolidated Financial Statement Schedule, and
          Reports on Form 8-K.........................................   88

                                   SPSS INC.

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                     PART I

ITEM 1.  BUSINESS

     SPSS Inc. was incorporated in Illinois in 1975 under the name SPSS, Inc. and was reincorporated in Delaware in May 1993 under the name "SPSS Inc." SPSS is a global provider of predictive analytic computer software and solutions.

     The Company's offerings use predictive analytics to connect data to effective action by drawing reliable conclusions about current conditions and future events. Predictive analytics leverages an organization's business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques can lead to the development of programs to increase revenues, reduce costs, improve processes, and prevent criminal or fraudulent activities.

     Many organizations are driven to successfully focus on attracting, developing, and retaining relationships with people, particularly in their roles as customers, employees, patients, students, or citizens. To accomplish these goals, organizations collect and analyze data related to people's attributes, actions, and attitudes. Since its inception, SPSS has specialized in the analysis of such "people data" and developed technology and services incorporating decades of "best practice" predictive analytic processes and techniques.

     SPSS provides three classes of software and service offerings to three distinct audiences. For research analysts, the Company offers statistical and data mining software tools to examine a broad range of enterprise data. For general business users, SPSS supplies easy to use predictive analytic applications that address key business issues. For independent software vendors, the Company offers pre-built analytic components that can be readily integrated into other software applications.

     To bring these tools, applications, and components to market worldwide, SPSS sells its lower-priced offerings through telesales and higher-priced offerings through field sales organizations configured geographically and by vertical markets. The Company's primary targeted vertical markets include retail and consumer packaged goods, financial services, healthcare and pharmaceuticals, market research, government, and higher education.

     Approximately fifty percent of the Company's customers are commercial firms, many of which use SPSS technology to better target their marketing and sales programs, including:

     - Attracting new customers more efficiently;

     - Increasing sales to existing customers by improving cross-selling, up-selling, and retention;

     - Facilitating more effective electronic commerce;

     - Allocating scarce resources more efficiently across marketing programs;
       and

     - Detecting and preventing fraud.

     Among its government customers SPSS offerings are primarily used to improve interactions between public sector agencies and their constituents or detect forms of non-compliance. At colleges and universities SPSS statistical and data mining tools are often standards for academic research and the teaching of data analysis techniques.

     In August 1993, SPSS completed an initial public offering (IPO) of common stock at $0.01 par value. The common stock is listed on the NASDAQ National Market under the symbol "SPSS." In early 1995, SPSS and some stockholders sold 1,865,203 shares of common stock in a public offering. In addition to the information contained in this report, further information regarding SPSS can be found on the Company's website at www.spss.com.

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

RECENT DEVELOPMENTS AND BUSINESS COMBINATIONS

     In November 1998, SPSS acquired all of the outstanding shares of capital stock of Surveycraft Pty Ltd., a corporation organized under the laws of Australia, for approximately $1,700,000. Surveycraft developed products for market research and was the first global research software to support Asian languages. SPSS is continuing to provide the Surveycraft technology to firms in the market research industry.

     On December 31, 1998, SPSS acquired all of the outstanding shares of capital stock of Integral Solutions Limited, a corporation organized under the laws of England, for an aggregate purchase price of approximately $7,000,000. SPSS was required to make additional payments up to approximately $7,000,000 in future years to the former owners of Integral Solutions based upon the attainment of specific operating results by Integral Solutions. Additional payments of approximately $3,900,000 and $2,900,000 were made in January 2000 and February 2001, respectively. The additional payments were recorded as adjustments to the purchase price paid by SPSS for the stock of Integral Solutions in the periods in which the payments were determinable. Integral Solutions was a developer of technology for data mining, including its flagship Clementine product. SPSS is further developing this Integral Solutions technology for continued distribution as the "SPSS Clementine Data Mining Workbench" and integrating it into the Company's analytical applications and solutions.

     On November 29, 1999, SPSS acquired all of the outstanding shares of Vento Software, Inc. in exchange for 546,060 shares of common stock of SPSS. Vento's assets include the VentoMap product line, a series of industry-specific software products for business performance measurement, and a proprietary methodology for the delivery of related professional services. SPSS is further developing the Vento technology and using the Vento professional services methodology for supporting the implementation of its analytical applications and solutions.

     On December 24, 1999, SPSS acquired the VerbaStat software program from DataStat, S.A., a corporation organized under the laws of Belgium, for approximately $1,000,000. VerbaStat is a software tool for computer-aided coding of open-ended survey questions. SPSS is further developing this product and integrating its capabilities into its Dimensions product line for professional market research firms.

     On November 6, 2000, SPSS Inc. and SPSS Acquisition Sub Corp., each Delaware corporations, and ShowCase Corporation, a Minnesota corporation, entered into an Agreement and Plan of Merger under which ShowCase shareholders would receive 0.333 shares of SPSS common stock for each share of ShowCase common stock after the closing of the transaction. This share exchange ratio for the merger was established through negotiations between SPSS and ShowCase. The closing of the merger occurred on February 26, 2001 with SPSS issuing approximately 3,725,000 shares of common stock for substantially all the outstanding shares of ShowCase. The merger was accounted for as a pooling of interests. ShowCase was a leading provider of business intelligence software and services, and was the dominant supplier of these capabilities for IBM iSeries (AS/400) computing systems. SPSS is further developing the ShowCase technology, integrating aspects of this technology into its other offerings, and continuing to license this technology to organizations with IBM iSeries (AS/400) computing systems.

     On September 28, 2001, Siebel Systems, Inc. made a $5,000,000 equity investment in SPSS under the terms of a Stock Purchase Agreement, dated as of September 28, 2001, by and between the parties. Before Siebel's investment in SPSS, SPSS joined the Siebel Alliance Program as a Strategic Software Partner in July 2001. As part of the alliance, SPSS is pursuing further integration and validation of its analytical applications and products with Siebel eBusiness Applications to support enhanced customer segmentation and more effective targeting in marketing campaigns, either off-line or in real-time environments like call centers and web sites.

     On October 22, 2001, SPSS entered into a strategic alliance with America Online, Inc. (AOL) through its Digital Marketing Services (DMS) subsidiary, in which SPSS acquired certain operating assets and the exclusive rights to distribute survey sample data drawn from AOL members and users of AOL's other interactive properties. SPSS is paying AOL $42,000,000 in consideration over four years and has assumed primary responsibility for servicing the former group of AOL market research partners. The consideration is comprised of cash of $30,000,000 and common stock with a fair market value of $12,000,000. Through DMS, AOL provides SPSS with on-line survey respondents who have been provided incentives to participate in on-line studies. In addition, SPSS received the software and other assets essential to operating the business.

     On October 26, 2001, SPSS and Red Sox Acquisition Corp., each Delaware corporations, and NetGenesis Corp., a Delaware corporation, entered into an Agreement and Plan of Merger under which NetGenesis shareholders would receive
0.097 shares of SPSS common stock for each share of NetGenesis common stock upon the closing of the transaction. This share exchange ratio for the merger was established through negotiations between SPSS and NetGenesis. The closing of the merger occurred on December 21, 2001 with SPSS issuing approximately 2,294,065 shares of common stock for substantially all the outstanding shares of NetGenesis. The merger was accounted for as a purchase. Prior to the merger with SPSS, NetGenesis was the leading provider of E-Metrics solutions for Global 2000 companies. The combination of SPSS and NetGenesis technology and expertise expands SPSS's offerings to include a new, more powerful set of on-line analytical capabilities, combining on-line and off-line data analysis in one comprehensive offering, from one organization. SPSS has further developed this technology to serve as a platform for Web analytical applications.

     On January 31, 2002, SPSS acquired all of the outstanding shares of LexiQuest, S.A., a corporation organized under the laws of France, for a guaranteed purchase price of $2,500,000 under the terms of a Stock Purchase Agreement between SPSS, LexiQuest and the shareholders of LexiQuest. SPSS may be required to make additional payments up to approximately $1,500,000 to the former owners of LexiQuest based upon the attainment of specific operating results by LexiQuest through the end of 2003. No such contingent payments have yet been required. LexiQuest was a developer of technology for the categorization and mining of unstructured text data. SPSS is further developing the LexiQuest technology, integrating it into the Company's Clementine data mining workbench, and incorporating the technology into certain analytical applications and solutions.

     On June 20, 2002, SPSS acquired all of the outstanding shares of stock of netExs, LLC, a Wisconsin limited liability company, for a guaranteed purchase price of $1,000,000 under the terms of an Asset Purchase Agreement between SPSS, netExs and the members of netExs. SPSS may be required to make additional payments up to approximately $1,450,000 in future years to the former owners of netExs based upon the attainment of specific operating results by netExs. netExs was a developer of technology for viewing data stored in the Microsoft Analysis Services within its SQL Server database. SPSS is further developing the netExs technology for continued distribution under the name SPSS OLAP Hub, integrating it into the Company's analytical applications and solutions, and using the technology internally for budgeting and management reporting.

     Beginning in August 2002, the Company reorganized its field operations to achieve greater productivity and cost effectiveness. Three corporate divisions were merged and realigned into a telesales force focused on selling lower-priced software tools and field sales organizations selling higher-priced tools, applications, and components. In addition, the Company closed its offices in Miami, Florida, reduced its facilities in Chicago, London, Cambridge, Massachusetts, and Point Richmond, California, and terminated its investment in Illumitek Corporation. The Company recorded a restructuring charge of $4,663,000 in the third quarter of 2002 and $1,182,000 in the fourth quarter of 2002 for expenses related to this reorganization.

INDUSTRY BACKGROUND

     The predictive analytics market developed as organizations across the commercial, academic, and government sectors discovered and experienced the benefits of using applied analytics. This market emerged from the convergence of three different sectors of the software industry: statistical tools, data mining, and business intelligence. Factors driving growth of the predictive analytics market include:

     - the increasing volumes and complexity of enterprise data;

     - competition for attracting new and retaining existing customers; and

     - the costs of pervasive fraudulent activity.

     In the 1970's, the market for statistical software formed as tools developed by academics were used with general business data. These early tools evolved to provide access to data with extensive file and data management facilities, build predictive models using techniques such as correlation and regression, and display analytic results through reports. Partially as a result of its early entrance into this market, SPSS became a leading provider of statistical software tools and this market remains an integral and profitable part of the Company's overall business.

     In the 1990's, the market for data mining software developed as neural network and other artificial intelligence techniques built in university research labs were applied to general business data. Data mining tools extended predictive analytics by introducing an array of algorithmic techniques for efficiently characterizing, clustering, and predicting outcomes. SPSS entered this market in 1998 through its acquisition of Integral Solutions Limited, providers of the innovative Clementine data mining workbench. SPSS has emerged as a leader in the market for data mining tools and sees this market as a long-term growth opportunity for the Company.

     Also during the 1990's, the business intelligence market formed. Yet, unlike the academic roots from which the statistics and data mining markets grew, business intelligence stemmed from the widespread adoption of database technology by commercial firms. Facilities to extract, transform, and load data
(ETL) were developed, as were techniques for data warehousing that organized raw data into more usable structured forms. As organizations better understood the value inherent in the vast amounts of data at their disposal, new reporting approaches also emerged to measure results, such as software tools for on-line analytical processing (OLAP) that offered intuitive ways for business users to explore data. The business intelligence market effectively broadened the use of analytic decision-making in many organizations. This increased usage in turn led to a greater appreciation for the additional benefits provided by more sophisticated predictive analytical techniques in maintaining the pace of innovation, growth, and competitive differentiation.

     Predictive analytics, like enterprise resource planning (ERP) and customer relationship management (CRM), is both a business process and a set of related technologies. The predictive analytics process begins by exploring how specific business issues relate to data describing people's characteristics, attitudes, and behavior. These numeric and text data sets, which originate from both internal systems and third-party providers, are cleansed, transformed, and evaluated using statistical, mathematical, and other algorithmic techniques. These techniques generate models for classification, segmentation, forecasting, pattern recognition, sequence and association detection, anomaly identification, profiling, propensity scoring, rule induction, text mining, and advanced visualization.

     Combining predictive analytic models with organizational business knowledge provides insight into such critical issues as customer acquisition and retention, up-selling and cross-selling, fraud detection, and outcome improvement. Through measuring uncertainty surrounding these issues, predictive analytics enables proactive risk management, refining key decision-making processes through controlled, iterative testing of potential actions and their likely intended -- and unintended -- consequences. These findings and their corresponding business rules can then be deployed within front-line operational systems to identify new revenue opportunities, measurable cost savings, repeatable process improvements, and sustainable competitive advantages.

     Predictive analytics carries strategic and tactical ramifications for organizations that recognize the inherent value locked within their existing enterprise data. Strategically, predictive analytics provides a quantitative foundation for rapidly identifying, objectively evaluating, and confidently pursuing new market opportunities. Tactically, predictive analytics identifies precisely whom to target, how to reach them, when to make contact, and what messages should be communicated.

STRATEGY

     Three principles are at the foundation of the Company's strategy:

          1. Drive the widespread use of predictive analytics. Because the markets for its statistical and data mining tools are limited to the sizable yet finite number of research analysts, SPSS is addressing the larger potential audience of business users by also providing predictive analytic capabilities in the form of targeted packaged applications or as components integrated into other software applications. Essential to these efforts is the Company's ability to support enterprise environments with technology that is highly scalable and adaptable to multiple platforms, as well as its ability to develop plug-and-play components for building future applications and conceal complex predictive analytic processes within operational software such as call center, sales force automation and supply chain management applications.

          2. Leverage the Company's expertise in the analysis of "people data." SPSS software was first used in the examination of survey data and expanded over time to the analysis of other forms of information about people's characteristics, attitudes, and behavior. SPSS began as the "Statistical Package for the Social Sciences." This legacy of providing technology and services to customers examining people is still at the core of the Company's expertise and further differentiates SPSS from other players in the predictive analytics market. Moreover, SPSS will further develop its capabilities that integrate data about people's attitudes and behavior to build more powerful predictive models.

          3. Deliver recognizable value to customers. SPSS targets its efforts on identifying opportunities to influence peoples' behavior in ways that are critical to organizations, such as the most effective means by which customers can be attracted and retained, how non-compliance by citizens can be identified and prevented, or the actions healthcare professionals can take to reduce the length-of-stay of hospital patients. Returns on investments that organizations make in SPSS technology must be realized quickly, consistently, and in sufficient size or degree to promote the development of strategic customer relationships with the Company.

MARKETS

     SPSS targets the following markets defined by International Data Corporation (IDC) in its 2001 Software Tool & Application Sector research report:

     - The global market for statistical and technical analysis software, which was approximately $372 million in size in 2001 and in which SPSS held a market share of approximately 22%. IDC estimates that this market will increase by approximately 1% a year and reach approximately $393 million in size by 2006.

     - The global market for data mining tools, which was approximately $450 million in size in 2001 and in which SPSS held a market share of approximately 5%. IDC estimates that this market will increase by approximately 13% a year and reach approximately $823 million in size by 2006.

     - The global market for analytical customer relationship management (aCRM) applications, which was approximately $455 million in size in 2001 and in which SPSS held a market share of approximately 4%. IDC estimates that this market will increase by approximately 17% a year and reach approximately $1.8 billion in size by 2006.

     - The global market for analytical components, which was approximately $560 million in size in 2001 and in which SPSS held a market share of less than 1%. IDC estimates that this market will increase by approximately 11% a year and reach approximately $928 million in size by 2006.

     These target markets combined to total approximately $2.0 billion in revenues in 2001 with SPSS holding a share of approximately 10%. IDC estimates that these SPSS target markets will combine to total approximately $3.2 billion in revenues by 2006. To more effectively increase its overall market share, SPSS plans to leverage its strong position in the statistical and technical analysis software market to increase its presence in the related larger and higher-growth market sectors. The Company will also focus on providing predictive analytic tools and applications to the following vertical markets worldwide:

     - Retail and consumer packaged goods, including e-commerce applications;

     - Financial services, including insurance;

     - Healthcare and pharmaceuticals;

     - Market research;

     - Government, at the federal, state, and local levels; and

     - Higher education.

OFFERINGS

     SPSS provides its predictive analytical technology as tools for research analysts, applications for business users, and components for software developers.

  TOOLS

     SPSS software tools enable customers to access and prepare data for analysis, develop and deploy predictive models, and generate reports and graphs to present the results. In general, the Company's software tools are:

     - Comprehensive in function, spanning the entire process of data analysis;

     - Modular, allowing customers to purchase only the functionality they need;

     - Integrated, enabling the use of various parts of the SPSS technology in combination to tackle particularly complex problems;

     - Tailored to desktop operating environments for greater ease-of-use, including browser-based environments for the delivery of results;

     - Available on most popular computing platforms; and

     - For some products, translated and localized for use in France, Germany, Italy, Poland, Japan, Taiwan, Korea, China, and Spanish-speaking countries.

     Statistics Family. The Company's primary statistical tools are part of its flagship SPSS product line. These tools are modular in nature and designed for use by research analysts working in a wide variety of commercial, governmental, and academic organizations.

     While varying by version and computing platform, a typical purchase from the SPSS product line includes an SPSS Base product and related optional add-on modules. The SPSS Base includes the user interface, data connectivity, data editing, reporting, graphing, and general statistical capabilities. Add-on modules require the SPSS Base to operate and become seamlessly integrated with SPSS Base upon installation. These optional offerings usually provide additional statistical functionality specific to particular types of analysis. Yet some products in the SPSS product line are notable because their capabilities provide value to organizations beyond what is typically realized with general-purpose statistical products. SmartViewer Web Server, for example, distributes the results of analysis to decision-makers via the web. SmartScore deploys the results of analyses into operations systems, including call centers and web sites, as well as into databases or data warehouses. List prices for perpetual single-user licenses of desktop products are approximately $1,150 for the SPSS Base and range from $299 to $2,500 for other products. Multi-user network and site licenses can be significantly higher and require annual maintenance payments. List prices of annual licenses for the SPSS product line on mainframes, minicomputers, UNIX workstations, and Windows NT servers range from $6,100 to $48,000, while perpetual licenses run from $9,200 to $70,000.

     SPSS also develops, markets, and licenses statistical tools that are part of its SigmaPlot product line. These tools are primarily used by scientists and engineers for data presentation and analysis. Licenses for SigmaPlot products range from $149 to $1,499.

     Data Mining Family. The Data Mining Family consists of the Clementine data mining workbench, LexiQuest analysis tools for text mining, and AnswerTree for decision tree analysis. These products are differentiated from the Statistics Family primarily by their process-oriented visual user interfaces and their inclusion of artificial intelligence-based algorithms.

          The Clementine product line offers advanced analytical capabilities for a variety of data mining applications in desktop and distributed computing environments. The user interface of Clementine provides a visual view of the entire analysis process, enabling the user to easily incorporate their business knowledge with data to develop predictive models and capture all of the steps in one picture. This picture can then be used as a template to build specific business applications (Clementine Application Template) and predictive models to apply to operational systems with the Clementine Solution Publisher. The SPSS and Clementine product lines can be used together to gain additional data transformation and statistical functionality. Clementine is available under both annual and perpetual licensing options, with a typical sale ranging from $50,000 to $150,000.

          The LexiQuest product line is designed to organize and mine unstructured text data. The LexiQuest product line consists of LexiQuest Categorize and LexiQuest Mine. LexiQuest Categorize automates the tedious process of organizing documents into logical categories and is currently used as a navigation tool on the internet or to quickly organize information delivered through web portals. LexiQuest Mine is a linguistics-based text mining tool that creates new insights by rapidly identifying key concepts and the relationships between them across thousands of sources, such as documents, news feeds, and the Internet. The LexiQuest Mine technology is now integrated with the Clementine product line to provide the combination of data and text mining capabilities. List prices for the LexiQuest products range from $30,000 to $120,000, and can be licensed on both an annual or perpetual basis.

          The AnswerTree product line reveals distinctive segments in data using decision tree algorithms. AnswerTree is available in both a single-user desktop version as well as the highly scalable client-server implementation. The North American list price for the single user version is approximately $1,500; its multi-user client-server version is available in both perpetual and annual licenses for between $15,000 and $50,000.

     Business Intelligence Family. The Business Intelligence Family consists of the Strategy product line and OLAP/Hub offering. Strategy products support information access, data warehousing, data management, on-line analytical processing (OLAP), and other analytical applications for the IBM eServer iSeries (AS/400) computer market. License fees for the Strategy product line range from approximately $7,500 to over $250,000. OLAP/Hub is a zero-client on-line analytical processing (OLAP) product technology for viewing data stored in the Microsoft Analysis Services within its SQL Server database.

  APPLICATIONS

     Analytical applications provide pre-defined access to the data required for particular business problems and interfaces that guide users through the related analysis processes. SPSS analytical applications include:

     PredictiveMarketing, which seamlessly integrates with marketing automation software from other vendors to provide predictive capability to business professionals in their management of marketing campaigns. PredictiveMarketing has pre-packaged data mining models designed for specific tasks, such as customer acquisition or retention, and allows the user to modify these models and then put the calculated predictive scores into the customer's data warehouse. The first version of PredictiveMarketing was developed for integration with the Siebel Marketing product; a stand-alone version is now also available and versions integrating with other marketing automation products are being developed. Typical pricing for PredictiveMarketing ranges from $100,000 to $300,000.

     NetGenesis is an analytical application that helps interpret and explain visitor behavior on Web sites. By processing on-line information through its rule-based importer to create a customer behavioral data mart, NetGenesis identifies content that brings visitors the most value and measures the site's overall effectiveness. List pricing for NetGenesis ranges from $35,000 to $90,000, depending on configuration.

     Dimensions is a robust technology platform that supports the complete end-to-end survey process for firms in the market research industry. Dimensions provides seamless and efficient work processes around surveys, easier analysis of data, and more dynamic means of delivering results to clients. To develop Dimensions, SPSS has combined the strengths of the Quantime, In2itive, and Surveycraft product lines, while building an entirely new code base. Dimensions will gradually replace Quantime, In2itive, and Surveycraft. Major parts of the Dimensions offering include mrInterview, a Web survey system, mrPaper, for managing paper surveys, mrTables, to develop interactive analytical tabular reports, and mrTranslate, which manages translations of surveys and reports. The Dimensions offerings are licensed on an annual basis and perpetual basis, where the amount of the annual or perpetual fee depends on the number of modules involved in the customer's configuration and the number of users of each module. The license fees for Dimensions range from approximately $1,000 to over $1,000,000.

COMPONENTS

     SPSS has developed a modular software architecture to support its internal development of applications and its continued cost-effective development and maintenance of analytical tools. This architecture is designed as sets of basic functions packaged as common services in reusable component form, including predictive modeling algorithms, data transformation services, a common engine for data visualization and exploration, a common Web-based distribution service for analytical output, and a common mechanism for deploying the results of predictive models into operational software. SPSS now licenses these services to independent software companies on an original equipment manufacturer (OEM) basis. SPSS components enable software developers to rapidly add powerful analytical capabilities in a plug-and-play format to new and existing applications as an alternative to developing such capabilities themselves. Typical licensing fees for SPSS components range from $100,000 to $500,000 and involve ongoing payments of royalties.

SALES AND MARKETING

     The Company has a long-established worldwide telesales organization that primarily sells its tools to research analysts. Sales made by the telesales organization, while varying widely, are typically driven by direct mail campaigns and customer references, completed within 30 days, and average about $1,500. The database of existing SPSS customers provides an efficient source for selling add-on products, upgrades and training services. The Company also has an e-commerce infrastructure through which it sells its lower-priced products and maintains a network of over forty distributors around the world to increase its penetration into smaller international markets.

     SPSS has built a field sales force to sell its tools, applications and components to enterprise customers and independent software vendors. This field sales force is organized by the Company's primary targeted vertical markets, including retail and consumer packaged goods, financial services, healthcare and pharmaceuticals, market research, and the public sector. SPSS field sales personnel engage with line-of-business executives to identify organizational problems that SPSS offerings can address. In many situations, SPSS professional services personnel are involved to consult with information technology executives to complete procurements and plan implementations. The field sales force also has partnering relationships with other leading companies to participate in mutually beneficial joint sales opportunities or provide additional application implementation capabilities. Transactions completed by the field organization typically take from six to nine months and range in value from $100,000 to $500,000.

     SPSS maintains a worldwide infrastructure to support these sales organizations. In addition to its headquarters in Chicago, SPSS has offices across the United States, including New York City, Cambridge, Massachusetts, the Washington D.C. area, Cincinnati, Dallas, Rochester, Minnesota, and San Francisco. The SPSS international sales operation consists of fourteen sales offices in Europe and the Pacific Rim. Transactions are customarily made in local currencies.

     SPSS field marketing organization is charged with generating qualified leads for the Company's tools and applications through direct mail, e-mail, prospect seminars, advertising in trade and market-specific publications, and exhibiting at trade shows. This organization also continually analyzes the SPSS customer database to identify likely prospects for the Company's new offerings.

     The Company's product management organization consists of two business centers, one devoted to tools and components and the other to applications. Each business center is charged with understanding the current and future needs of customers, translating these needs into clear directives to the research and development organization for specific product development projects, and working with the research and development organization to develop "roadmaps" that chart the future direction of each tool and application offering.

     SPSS also has a corporate marketing group that is responsible for the broad visibility of the Company. To increase visibility, this group works with the trade and financial press, industry analysts and financial analysts to establish the identity and presence of the Company as an industry leader. This group supports the investor relations function, providing information to investors, both current and potential. SPSS corporate marketing also supports other important areas of visibility generation, including the development of expert reviews of SPSS tools and applications which appear in trade and market-specific publications, participation in and speaking at professional association meetings, and conducting user group meetings.

SERVICES

     To support its statistical and data mining tools, SPSS offers a comprehensive training program with courses covering product operations, general data analytical concepts and processes, as well as how statistical and data mining techniques can be applied to address particular business problems. These courses are regularly scheduled in cities around the world or organizations can contract with the Company for on-site training tailored to their specific requirements.

     To support its analytical applications, SPSS offers consulting and customization services to assist in new implementations or configure existing applications to particular customer requirements. SPSS consultants also help organizations to develop plans that align analytical efforts with organizational goals, assist with the collection and structuring of data for analysis, and facilitate the building of predictive analytical models.

     To support its analytical components, SPSS provides developer-level support to the programming staffs of OEM partners to assist in the implementation of these components. If appropriate, SPSS research and development or consulting personnel may also implement the embedded offering for OEM partners.

     SPSS has a worldwide customer service and technical support infrastructure that engages with customers on-site or by telephone, fax, mail, e-mail and the Web. Technical support is provided to all licensees and includes assistance in software installation and operations as well as limited guidance in the selection of analytical methods and the interpretation of results. Additional technical support services are available on a time-and-materials basis.

RESEARCH AND DEVELOPMENT

     SPSS plans to develop new software technologies and products, enhance existing software technologies and products, acquire complementary technologies, and form partnerships with third parties providing particular software functionality or with domain expertise essential to serving selected vertical markets. SPSS research and development initiatives will primarily focus on:

     - Enhancing its primary statistical and data mining tools;

     - Extending the capabilities of its analytical applications and developing new versions of PredictiveMarketing;

     - Improving the interoperability of various SPSS tools and applications;

     - Continuing to build reusable components for use in developing new analytical tools and applications as well as for licensing to other independent software vendors; and

     - Establishing directions concerning future platforms and deployment, including J2EE and .NET, data visualization, in-database modeling and scoring, support of other in-database services such as OLAP, the embedding of analytical functionality, and the adoption of emergent standards such as XML/A for OLAP and data mining.

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

     Most of the statistical algorithms used by SPSS in its software are published for the convenience of its customers. SPSS employs full-time statisticians who regularly research and evaluate new algorithms and statistical techniques for inclusion in its software. SPSS also employs professionals trained in the use of predictive analytics in its documentation, quality assurance, software design and software engineering groups.

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

     The SPSS research and development staff currently includes 298 professionals organized into groups for software design, algorithm development, software engineering, documentation, quality assurance, and product localization. Expenditures by SPSS for research and development, including capitalized software, were approximately $37,800,000 in 2000, $38,800,000 in 2001, and $48,500,000 in 2002.

     SPSS also uses independent contractors in its research and development efforts. Sometimes SPSS uses these contractors to obtain technical knowledge and capability that it lacks internally. SPSS has also outsourced maintenance, conversion, and new programming for some products to enable its internal development staff to focus on products that are of greater strategic significance.

COMPETITION

     In selling its analytical tools, applications, or components, SPSS competes primarily on the basis of the usability, functionality, performance, reliability, and connectivity of its software. The significance of each of these factors varies depending upon the anticipated use of the software and the analytical training and expertise of the customer. To a lesser extent, SPSS competes on the basis of price and thus maintains pricing policies to meet market demand. The Company also offers flexible licensing arrangements to satisfy customer requirements.

     Historically, the Company's success has been driven by highly usable interfaces, comprehensive analytical capabilities, efficient performance characteristics, local language versions, consistent quality, connectivity capabilities, worldwide distribution, and widely recognized brand names.

     SPSS considers its primary worldwide competitor in each of its targeted markets to be the larger and better-financed SAS Institute, although SPSS believes that approximately seventy-five percent of the revenues of SAS is derived from offerings in areas other than predictive analytics.

     In the market for statistical tools, the Company also competes with StatSoft Inc., Minitab, Inc., Insightful and Stata, although their annual revenues from statistical products are believed to be considerably less than the revenues of SPSS. SPSS also faces competition from providers of software for specific statistical applications.

     In the market for data mining tools, the Company also competes with offerings from IBM, Oracle, NCR, Angoss, and Quadstone.

     In the market for analytic applications, SPSS also faces competition from well-financed companies such as Fair, Isaacs-HNC Corporation and E.piphany.

     Because the market for analytical components is highly fragmented, SPSS competes with a wide range of companies, from providers of specific algorithms like Visual Numerics and Numerical Algorithms Group (NAG), to data mining vendors such as Angoss, to large systems vendors like SAS.

     With the exception of SAS, none of the Company's competitors are believed to currently offer the range of analytical capability provided by SPSS.

     SPSS holds a dominant position in the market for analytical applications to the market research industry. SPSS believes that there are no competitors in this market who are larger and better financed. The annual revenues of competitors such as Sawtooth Software, Computers for Marketing Corporation, and Pulse Train Technology are thought to be considerably less than the market research revenues of SPSS.

     In the future, SPSS may face competition from other new entrants into its markets. SPSS could also experience competition from companies in other sectors of the broader market for business intelligence software, like providers of OLAP and analytical application software, as well as from companies in other sectors of the broader market for customer relationship management applications, like providers of sales force automation and collaborative software, who could add enhanced analytical functionality to their existing products. Some of these potential competitors have significant capital resources, marketing experience, and research and development capabilities. New competitive offerings by these companies or other companies could have a material adverse effect on SPSS.

INTELLECTUAL PROPERTY

     SPSS attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyrights and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. SPSS licenses its software only in the form of executable code, with contractual restrictions on copying, disclosures and transferability. Except for licenses of its products to users of large system products and annual licenses of its desktop products, SPSS licenses its products to end-users by use of a "shrink-wrap" license, as is customary in the industry. It is uncertain whether these license agreements are legally enforceable. The source code for all SPSS products is protected as a trade secret and as unpublished copyrighted work. In addition, SPSS has entered into confidentiality and nondisclosure agreements with its key employees. Despite these restrictions, the possibility exists for competitors or users to copy aspects of SPSS products or to obtain information which SPSS regards as a trade secret. Although SPSS holds four patents and has one patent in registration, judicial enforcement of copyright laws and trade secrets may be uncertain, particularly outside of North America. Preventing unauthorized use of computer software is difficult, and software piracy is expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets.

     SPSS uses a variety of trademarks with its products. Management believes the following are material to its business:

     - SPSS is a registered trademark used in connection with virtually all of SPSS's technology, solutions, and products;

     - Clementine is a registered trademark and is used in connection with SPSS's acquired product line from Integral Solutions Limited;

     - PredictiveMarketing is a registered trademark used in connection with the SPSS analytical application for customer relationship management;

     - WhatIf? and DecisionTime are registered trademarks used in connection with the SPSS offerings for time series analysis;

     - NetGenesis is a registered trademark used in connection with the SPSS Web analysis application;

     - AnswerTree is a registered trademark and is an add-on product to the SPSS product family;

     - SmartViewer is a registered trademark and is an add-on product to the SPSS product family;

     - Quantime is an unregistered trademark used in connection with SPSS's acquired Quantime products on all platforms;

     - Strategy is an unregistered trademark used with products licensed by SPSS in its Business Intelligence Family of products;

     - CustomerCentric is a registered trademark and is used in connection with SPSS's analytical applications for CRM; and

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

     Due to the rapid pace of technological change in the software industry, SPSS believes that patent, trade secret, and copyright protection are less significant to its competitive position than factors such as the knowledge, ability, and experience of the Company's personnel, new research and development, frequent technology and product enhancements, name recognition and ongoing reliable technology maintenance and support.

     SPSS believes that its solutions, products, and trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future or that the claim will not have a material adverse affect on SPSS if it is decided adversely to SPSS.

RELIANCE ON THIRD PARTIES

     SPSS licenses various software programs from third-party developers and incorporates them into SPSS products. Many of these are exclusive worldwide licenses that terminate on various dates. SPSS believes that it will be able to renew non-perpetual licenses or obtain substitute products if needed.

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

  BANTA GLOBAL TURNKEY SOFTWARE DISTRIBUTION AGREEMENT

     To assure speed and efficiency in the manufacturing, order fulfillment, and delivery of its products, SPSS entered into an agreement with Banta Global Turnkey in January 1997. Under this agreement, Banta performs all diskette and CD-ROM duplication, documentation printing, packaging, warehousing, fulfillment, and shipping of SPSS products worldwide. SPSS believes that, because of the capacity of these third-party distribution centers and their around-the-clock operation, SPSS can easily adapt to peak period demand, quickly manufacture new products for distribution, and effectively respond to anticipated sales volumes. The Banta agreement had an initial three-year term, and automatically renews thereafter for successive periods of one year. The Banta agreement was renewed in January 2003. Either party may terminate this agreement with 180 days written notice. If Banta terminates the agreement for convenience or for any reason other than for cause, then during the 180-day notice period Banta will assist SPSS in finding a new vendor. If either party materially breaches its obligations, the other party may terminate the Banta agreement for cause by written notice. This termination notice for cause must specifically identify the breach or breaches, upon which the termination is based and will be effective 180 days after the notice is received by the other party, unless the breach(es) is (are) corrected during the 180 day period.

  PRENTICE HALL AGREEMENT

     SPSS authors and regularly updates a number of publications that include user manuals and instructional texts. SPSS also develops student versions of its SPSS Base and Clementine products, which are designed for classroom use with SPSS textbooks or other instructional materials. To facilitate more efficient printing and distribution of these publications, SPSS entered into a five-year agreement with Prentice Hall in February 1993. SPSS then entered into a new five-year contract with Prentice Hall in April 1998 in which Prentice Hall has the option to renew for an additional five years if it pays SPSS $2,750,000 or more during the term of this agreement. The new contract limits Prentice Hall to publishing and distributing SPSS publications to specific geographic territories and enables SPSS to, within specified guidelines, license other publishers to bundle versions of the SPSS Student Version with their textbooks.

  IBM

     Prior to ShowCase's merger with SPSS in February 2001, ShowCase maintained a strategic relationship with IBM in sales and marketing and research and development, which enabled ShowCase to quickly leverage new AS/400 capabilities and influence the future direction of the AS/400 for the benefit of its clients. That strategic relationship has resulted in ShowCase products being recognized as a standard business intelligence technology on the AS/400. ShowCase entered into an expanded agreement with IBM in December 1998, which was amended in February 2000, under which certain products will be marketed and sold as OEM products by IBM. This agreement has a term of seven years, and expanded the scope of the reseller relationship with IBM. Under this agreement, ShowCase agreed to perform several development enhancements to the Essbase/400 software. SPSS has delivered several versions of these enhancements and continues to provide updates on an ongoing basis.

  HYPERION SOLUTIONS

     Through its strategic relationship with Hyperion Solutions, SPSS has the exclusive right to distribute the Essbase/400 software. Hyperion Solutions still maintains some limited distribution rights under the terms of the strategic relationship. Essbase/400 enables SPSS to reach a broader customer base, including users of multidimensional analyses, and offers SPSS new partnering opportunities.

     SPSS's exclusive Essbase/400 distribution rights are conditioned upon payment of minimum royalties. Hyperion Solutions also has the right to buy-back the distribution rights so long as it gives SPSS twelve months prior written notice of its intent to exercise the buy-back right. If SPSS does not make the minimum royalty payments, SPSS has the option of paying the remaining balance of the royalty payments to retain exclusive distribution rights.

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

     Under the terms of the Software License Agreement, SPSS is obligated to pay a royalty to Microstrategy Service Corporation in the amount of five percent of the revenue generated from the sale of products in the NetGenesis product line. SPSS is also obligated to pay additional fees for larger product installations, and those fees are calculated on a "per seat" basis. The Software License Agreement terminates on October 5, 2004, and renews automatically for successive five-year terms unless sooner terminated. Either party may terminate the agreement for convenience at the end of a term by giving notice of non-renewal at least 90 days prior to the expiration of the then-current term.

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

EMPLOYEES

     As of December 31, 2002, SPSS has 1,263 employees, 731 domestically and 532 internationally. Of the 1,263 employees, there are 739 in sales, marketing and professional services, 298 in research and development, and 226 in general and administrative. SPSS believes it has generally good relationships with its employees. None of SPSS's employees are members of labor unions.

FINANCIAL INFORMATION ABOUT SPSS'S FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The following table sets forth financial information about foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2000        2001        2002
                                                          --------    --------    --------
                                                                   (IN THOUSANDS)
Sales to unaffiliated customers:
  United States.......................................    $105,971    $ 88,492    $106,480
  Europe & India......................................      58,747      65,305      77,517
  Pacific Rim.........................................      21,396      22,759      25,303
                                                          --------    --------    --------
          Total.......................................    $186,114    $176,556    $209,300
                                                          ========    ========    ========
Sales or transfers between geographic areas:
  United States.......................................    $ 20,286    $ 17,469    $ 27,433
  Europe & India......................................     (12,610)     (9,014)    (16,794)
  Pacific Rim.........................................      (7,676)     (8,455)    (10,639)
                                                          --------    --------    --------
          Total.......................................    $     --    $     --    $     --
                                                          ========    ========    ========
Operating income (loss):
  United States.......................................    $  1,479    $(53,961)   $(39,410)
  Europe & India......................................       1,994      14,017      16,225
  Pacific Rim.........................................       4,358      11,587      13,891
                                                          --------    --------    --------
          Total.......................................    $  7,831    $(28,357)   $ (9,294)
                                                          ========    ========    ========
Identifiable assets:
  United States.......................................    $133,653    $205,450    $197,751
  Europe & India......................................      46,181      35,570      41,601
  Pacific Rim.........................................       9,665      10,990       9,384
                                                          --------    --------    --------
          Total.......................................    $189,499    $252,010    $248,736
                                                          ========    ========    ========

     SPSS revenues from operations outside of North America accounted for approximately 43% in 2000, 50% in 2001 and 49% in 2002. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company further localizes the SPSS product line by translating its products into additional languages. Various risks impact international operations. Those risks include greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burdens of complying with a wide variety of foreign laws and regulatory requirements. SPSS also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded intellectual property in some foreign jurisdictions. As SPSS expands its international operations, the risks described above could increase and could have a material adverse effect on SPSS. See "Business -- Sales and Marketing," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, "Domestic and Foreign Operations", of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing, training and product development and support facilities are located at 233 S. Wacker Drive, the Sears Tower, Chicago, Illinois. In April 1997, SPSS entered into a 15-year sublease agreement to sublease approximately 100,000 square feet of office space in the Sears Tower in Chicago, Illinois. This space became the principal Chicago offices of SPSS in 1998. In April 2000, SPSS entered into a 6-year sublease for an additional 41,577 square feet of office space in the Sears Tower in

Chicago, Illinois. The aggregate annual gross rental payments on these leases were approximately $3,282,000 for the year 2002. SPSS believes that these office spaces are adequate to fulfill the Company's needs for the foreseeable future.

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

ITEM 3.  LEGAL PROCEEDINGS

     SPSS Inc. has been named as a defendant in a lawsuit filed on December 6, 2002 in the United States District Court for the Southern District of New York, under the caption Basu v. SPSS Inc., et al., Case No. 02CV9694. The complaint alleges that, in connection with the issuance and initial public offering of shares of common stock of NetGenesis Corp., the registration statement and prospectus filed with the Securities and Exchange Commission in connection with the IPO contained material misrepresentations and/or omissions. The alleged violations of the federal securities laws took place prior to the effective date of the merger in which SPSS's acquisition subsidiary merged with and into NetGenesis Corp. NetGenesis Corp. is now a wholly owned subsidiary of SPSS. Other defendants to this action include the former officers and directors of NetGenesis Corp. and the investment banking firms that acted as underwriters in connection with the IPO. The plaintiff is seeking unspecified compensatory damages, prejudgment and post-judgment interest, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the Court. The Company intends to vigorously defend itself against the claims set forth in the complaint.

     SPSS may also become party to various claims and legal actions arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the over-the-counter market on the NASDAQ National Market under the symbol "SPSS." The following table shows, for the periods indicated, the high and low closing sale price of the Company's common stock.

                                                               HIGH     LOW
                                                              ------   ------
YEAR END DECEMBER 31, 2001
First Quarter...............................................  $23.50   $16.00
Second Quarter..............................................   17.89    12.00
Third Quarter...............................................   18.39    12.38
Fourth Quarter..............................................   20.04    14.84
YEAR END DECEMBER 31, 2002
First Quarter...............................................   19.75    16.31
Second Quarter..............................................   18.42    15.12
Third Quarter...............................................   15.92     9.99
Fourth Quarter..............................................   15.31     9.23
YEAR END DECEMBER 31, 2003
First Quarter (through March 14, 2003)......................   14.59     9.50

     As of March 14, 2003, there were 746 holders of record of the Company's common stock. This number includes all holders of record by the SPSS transfer agent, Computershare Investor Services, and does not include an estimate of the number of stockholders whose shares are held in the name of brokerage firms or other financial institutions.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     SPSS has one equity based compensation plan, the SPSS Inc. 2002 Equity Incentive Plan (the "2002 Plan"). The following table sets forth information as of December 31, 2002 concerning the 2002 Plan, which was approved by the stockholders at the 2002 Annual Meeting of Stockholders. SPSS does not have any equity compensation plans under which shares of its common stock are authorized for issuance that were not approved by stockholders.

                                                                                         NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                                                                     FUTURE ISSUANCE UNDER EQUITY
                              NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE PER          COMPENSATION PLANS
                               ISSUED UPON EXERCISE OF     SHARE EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                 OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,           REFLECTED IN THE
PLAN CATEGORY                    WARRANTS AND RIGHTS         WARRANTS AND RIGHTS            FIRST COLUMN)
-------------                 --------------------------   -----------------------   ----------------------------
Equity Compensation Plans
  Approved by Security
  Holders...................           757,362(1)                  $15.02                      742,638
Equity Compensation Plans
  Not Approved by Security
  Holders...................               N/A                        N/A                          N/A
Total.......................           757,362                     $15.02                      742,638

---------------

(1) Pursuant to the terms of the 2002 Plan, the SPSS Board of Directors may amend the 2002 Plan as the Board deems advisable, including an increase in the number of shares reserved for issuance pursuant to the exercise of nonqualified stock options under the 2002 Plan. On December 18, 2002, the Board amended the 2002 Plan by increasing the number of shares of SPSS common stock that may be issued under the 2002 Plan upon the exercise of option rights that qualify as nonqualified stock options from 500,000 to 1,000,000.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 28, 2001, SPSS issued 300,300 shares of its common stock to Siebel Systems, Inc. under the terms of a stock purchase agreement. The aggregate purchase price for the 300,300 shares of SPSS common stock was $5,000,000. The purchase and sale of shares of SPSS common stock was exempt from securities registration under Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended, and/or Section 4(2) of the 1933 Act. SPSS subsequently filed a registration statement on Form S-3 registering Siebel's resale of the shares of SPSS common stock issued to it.

     On October 22, 2001, SPSS issued 173,724 shares of its common stock to America Online, Inc. (AOL) under the terms of a stock purchase agreement. Concurrent with the consummation of the stock purchase agreement, SPSS and AOL entered into a strategic online research services agreement. As part of the consideration to be paid by SPSS to AOL in exchange for SPSS's acquisition of certain operating assets and exclusive rights to distribute survey sample data drawn from AOL members under the research services agreement, SPSS is obligated to issue $3,000,000 of SPSS common stock to AOL each year from October 2001 through October 2004. Until issued, shares are accrued as merger consideration in the Company's consolidated balance sheet at December 31, 2001 and 2002. The 173,724 shares of SPSS common stock issued to AOL in October 2001 represented the first $3,000,000 installment of shares of SPSS common stock. The purchase and sale of shares of SPSS common stock was exempt from securities registration under Rule 506 of Regulation D as promulgated by the SEC under the 1933 Act. SPSS subsequently filed a registration statement on Form S-3 registering AOL's resale of 158,228 shares of SPSS common stock issued to AOL. Under the terms of the stock purchase agreement, the number of shares of SPSS common stock was reduced from 173,724 to 158,228 to account for the then current market price of SPSS common stock as of the time of the effectiveness of the registration statement. SPSS issued 291,828 shares of SPSS common stock to AOL in October 2002 as the second $3,000,000 installment of shares of SPSS common stock. The purchase and sale of shares of SPSS common stock was exempt from securities registration under Rule 506 of Regulation D as promulgated by the SEC under the 1933 Act.

     10B5-1 STOCK TRADING PLANS

     Norman Nie, the Chairman of the SPSS Board of Directors, entered into and engaged in transactions pursuant to a 10b5-1 Stock Trading Plan during 2002 and Kenneth Holec, a member of the SPSS Board of

Directors, had, but did not engage in transactions pursuant to a 10b5-1 Stock Trading Plan during 2002. These trading plans were adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. In accordance with Rule 10b5-1, both Dr. Nie and Mr. Holec entered into their respective plans prior to becoming aware of any material nonpublic information about SPSS. An authorized independent broker effected the periodic sales of a pre-determined number of shares of SPSS common stock on behalf of each of Dr. Nie and Mr. Holec solely in accordance with the terms of their respective plans.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 2002 are derived from the Consolidated Financial Statements of SPSS. The Consolidated Financial Statements as of December 31, 2001 and 2002, and for each of the years in the three-year period ended December 31, 2002, and the report thereon of KPMG LLP, are included elsewhere in this Form 10-K. All data has been restated to include the financial position and results of operations of ShowCase as a result of the consummation of the pooling-of-interest business combination with SPSS in 2001.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               1998      1999      2000       2001      2002
                                             --------   -------   -------   --------   -------
                                                              (IN THOUSANDS)
Net revenues:
  Analytical solutions(1)..................  $  8,836   $17,540   $31,246   $ 30,426   $39,161
  Market research(2).......................    25,551    32,674    29,688     30,350    40,674
  Statistics(3)............................    89,085    91,716    78,846     74,940    89,317
  ShowCase(4)..............................    35,519    39,523    46,334     40,840    40,148
                                             --------   -------   -------   --------   -------
          Net revenues.....................   158,991   181,453   186,114    176,556   209,300
Operating expenses:
  Cost of revenues.........................    13,857    16,500    16,268     16,198    21,200
  Cost of revenues -- software
     write-offs............................        --        --        --      3,637     5,751
  Sales and marketing......................    85,099    98,824   115,074    112,027   120,803
  Product development......................    25,233    30,465    32,896     32,305    41,624
  General and administrative(8)............    12,639    14,239    14,045     13,580    17,251
  Special general and administrative
     charges(5)............................       445        --        --     14,739     9,037
  Merger-related (6).......................     1,948     1,611        --     10,139     2,260
  Illumitek shut-down charges..............        --        --        --         --       518
  Acquired in-process technology(7)........     3,552       128        --      2,288       150
                                             --------   -------   -------   --------   -------
          Operating expenses...............   142,773   161,767   178,283    204,913   218,594
                                             --------   -------   -------   --------   -------
Operating income (loss)....................    16,218    19,686     7,831    (28,357)   (9,294)
Net interest and investment income
  (expense)................................        --       739     1,096       (400)   (1,082)
Other income (expense).....................       348       304     1,222       (821)      752
                                             --------   -------   -------   --------   -------
Income (loss) before income taxes and
  minority interest........................    16,566    20,729    10,149    (29,578)   (9,624)
Provision for income taxes.................     7,926     7,492     4,234     (7,986)   (1,228)
                                             --------   -------   -------   --------   -------
Income (loss) before minority interest.....     8,640    13,237     5,915    (21,592)   (8,396)
Minority interest..........................        --        --        --        360       497
                                             --------   -------   -------   --------   -------
Net income (loss)..........................  $  8,640   $13,237   $ 5,915   $(21,232)  $(7,899)
                                             ========   =======   =======   ========   =======
Basic net income (loss) per share..........  $   0.79   $  1.05   $  0.44   $  (1.52)  $ (0.47)
Shares used in basic EPS calculation.......    10,976    12,562    13,373     13,927    16,887
                                             ========   =======   =======   ========   =======
Diluted net income (loss) per share........  $   0.75   $  0.98   $  0.41   $  (1.52)  $ (0.47)
Shares used in diluted EPS
  calculation..............................    11,565    13,504    14,327     13,927    16,887
                                             ========   =======   =======   ========   =======

---------------

(1) Analytical Solutions includes technology and services, sold separately or in combination, related to SPSS data mining tools, applications and components.

(2) Market Research includes technology and services, sold separately or in combination, for survey design, implementation, and analysis in the market research industry.

(3) Statistics includes technology and services, sold separately or in combination, related to SPSS statistical tools.

(4) ShowCase includes products and services, sold separately or in combination, related to SPSS business intelligence tools for IBM iSeries (IBM AS/400) computers.

(5) Includes costs associated with acquisitions that did not meet the definition of merger costs under established guidelines, as well as costs associated with the reduction in workforce and the write-down of obsolete internal use software.

(6) Includes costs related to acquisitions, such as investment banking and other professional fees, employee severance, merger-related bonuses, and costs associated with closing excess office space and write-off of redundant assets.

(7) Includes costs related to acquired in-process technology in conjunction with business combinations accounted for as purchases.

(8) Includes provision for doubtful accounts.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1999       2000       2001       2002
                                          --------   --------   --------   --------   --------
Balance Sheet Data:
  Working capital (deficit).............  $ 13,987   $ 28,823   $ 45,370   $ 25,618   $ (2,546)
  Total assets..........................   114,907    152,809    189,499    252,010    248,736
  Deferred revenue......................    20,058     22,744     42,183     47,145     43,603
  Long term obligations, less current
     portion............................     3,947      6,318      1,967     23,420     18,265
       Total stockholders' equity.......    47,267     88,208     99,200    133,273    131,536

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The original "Statistical Package for the Social Sciences" was introduced in 1969, and SPSS was incorporated in 1975. The first SPSS products were almost exclusively used by academic researchers working on mainframe computing systems. SPSS subsequently transformed and enhanced its core product technology, broadened its customer base into the corporate and government sectors, significantly expanded its sales and marketing capabilities and product offerings, and adapted its products to changing hardware and software technologies. SPSS has evolved in this manner through a combination of internal reorganization and acquisitions (see "Business -- Recent Developments and Business Combinations" for a description of each of SPSS's recent acquisitions). Approximately 50% of 2002 revenues came from sales to customers in corporate settings, with another 20% in academic institutions, 20% in government agencies and 10% from other sources.

     In recent years, SPSS has experienced a significant shift in the sources of its revenues. Between 1998 and 2002, revenues from its analytical solutions increased from approximately 6% to approximately 19% of total net revenues and market research revenues increased from approximately 16% to approximately 19% of total net revenues, while in contrast, revenue from SPSS statistical products and services declined from approximately 56% to approximately 43% of net revenues and ShowCase revenues decreased from approximately 22% to approximately 19% of total net revenues over the same period. Management expects these trends to continue in 2003.

     The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

     The following table shows select statements of operations data as a percentage of net revenues for the years indicated.

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                         1998    1999    2000    2001    2002
                                                         -----   -----   -----   -----   -----
Net revenues:
  Analytical solutions.................................    5.6%    9.6%   16.8%   17.2%   18.7%
  Market research......................................   16.1%   18.0%   16.0%   17.2%   19.4%
  Statistics...........................................   56.0%   50.6%   42.3%   42.5%   42.7%
  ShowCase.............................................   22.3%   21.8%   24.9%   23.1%   19.2%
                                                         -----   -----   -----   -----   -----
          Net revenues.................................  100.0%  100.0%  100.0%  100.0%  100.0%
Operating expenses:
  Cost of revenues.....................................    8.7%    9.1%    8.7%    9.2%   10.1%
  Cost of revenues -- software write-off...............     --      --      --     2.0%    2.8%
  Sales and marketing..................................   53.5%   54.4%   61.8%   63.5%   57.7%
  Research and development.............................   15.9%   16.8%   17.7%   18.3%   19.9%
  General and administrative (including provision for
     doubtful accounts)................................    8.0%    7.9%    7.6%    7.7%    8.2%
  Special general and administrative charges...........    0.3%     --      --     8.4%    4.3%
  Merger-related.......................................    1.2%    0.9%     --     5.7%    1.1%
  Illumitek shut-down charges..........................     --      --      --      --     0.2%
  Acquired in-process technology.......................    2.2%    0.1%     --     1.3%    0.1%
                                                         -----   -----   -----   -----   -----
          Operating expenses...........................   89.8%   89.2%   95.8%  116.1%  104.4%
                                                         -----   -----   -----   -----   -----
Operating income (loss)................................   10.2%   10.8%    4.2%  (16.1)%  (4.4)%
Net interest and investment income (expense)...........    0.3%    0.4%    0.6%   (0.2)%  (0.5)%
Other income (expense).................................   (0.1)%   0.2%    0.7%   (0.4)%   0.3%
                                                         -----   -----   -----   -----   -----
Income (loss) before income taxes......................   10.4%   11.4%    5.5%  (16.7)%  (4.6)%
Provision for income taxes.............................    5.0%    4.1%    2.3%   (4.5)%  (0.6)%
                                                         -----   -----   -----   -----   -----
Income (loss) before minority interest.................    5.4%    7.3%    3.2%  (12.2)%  (4.0)%
Minority interest......................................     --      --      --     0.2%    0.2%
                                                         -----   -----   -----   -----   -----
Net income (loss)......................................    5.4%    7.3%    3.2%  (12.0)%  (3.8)%
                                                         =====   =====   =====   =====   =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

     Net Revenues. Net revenues decreased from $186,114,000 in 2000 to $176,556,000 in 2001, a decrease of 5%, and increased from $176,556,000 in 2001 to $209,300,000 in 2002, an increase of 19%.

     The 2002 increase in revenues reflects the higher demand for SPSS data mining and statistical tools and the addition of revenues from the NetGenesis, America Online (AOL) and LexiQuest transactions. As a percentage of net revenues, Analytical Solutions revenues increased from 17% in 2001 to 19% in 2002, due to revenues from the NetGenesis and LexiQuest transactions as well as higher revenues in the fourth quarter of 2002 primarily from increased sales to commercial organizations worldwide and the United States Federal Government. As a percentage of net revenues, Market Research revenues increased from 17% in 2001 to 19% in 2002, reflecting approximately $6,200,000 from the AOL transaction and a sizable contract with Proctor & Gamble. Although Statistics revenues were relatively flat as a percentage of net revenues from 2001 to 2002, Statistics revenues increased by 19% primarily due to consistent demand for SPSS statistical tools, particularly in the higher education market. ShowCase revenues decreased as a percentage of net revenues from 23% in

2001 to 19% in 2002, reflecting continued weakness in demand for business intelligence tools specifically designed for IBM(R) i-Series (A/S 400) computer systems.

     During 2000, the AICPA staff released several Technical Practice Aids (TPA) for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of Statement of Position 97-2, Software Revenue Recognition. As a result of the issuance of these TPA's, SPSS performed a comprehensive review of its revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis from the fourth quarter of 2000, SPSS applied the standards in TPA 5100.53 -- Fair value of PCS in a short-term time-based license and software revenue recognition and TPA 5100.68 -- Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPA's, SPSS started to recognize the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratably over the term of the contract. SPSS recorded a one-time adjustment of approximately $16,975,000 to defer revenue for contracts entered into during the fourth quarter of 2000. This adjustment primarily caused a 9% decline in Market Research revenues and 14% decline in Statistics revenue in 2000.

     The overall decrease in revenues in 2001 from 2000 was made up of decreases in Analytical Solutions, Statistics and ShowCase by 3%, 5% and 12%, respectively, partially offset by a 2% increase in Market Research revenues. The decreases in Analytical Solutions, Statistics and ShowCase revenues were primarily due to the general decline in business-related information technology spending and the trend towards smaller transaction sizes driven by the downturn in the world economy. The decrease in Statistics revenues was also caused by the divestiture of certain products. The increase in Market Research revenues was primarily due to revenues related to the transaction with AOL completed in the third quarter of 2001.

     Revenues from training and consulting was $18,628,000 of the total of $186,114,000 in net revenues in 2000, $21,624,000 of the total of $176,556,000 in net revenues in 2001, and $24,277,000 of the total of $209,300,000 in net revenues in 2002.

     Cost of Revenues. Cost of revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of revenues decreased from $16,268,000 in 2000 to $16,198,000 in 2001 and increased to $21,200,000 in 2002. As a percentage of net revenues, cost of revenues was constant at 9% in both 2000 and 2001 and increased to 10% in 2002, reflecting the amortization of AOL sample costs, Hyperion Solutions royalties, as well as the amortization of acquired technology assets and royalties from NetGenesis products.

     Cost of Revenues -- Software Write-offs. Cost of revenues was charged for software write-offs of $3,637,000 in 2001 and $5,751,000 in 2002. In 2002, these write-offs included $4,151,000 for the write-down of the Illumitek technology as part of the related shutdown (see Note 7) and a $1,600,000 write-off of technology acquired in the AOL transaction due to its replacement with SPSS technology. In 2001, SPSS wrote off $3,637,000 worth of obsolete and redundant technology resulting from the ShowCase and NetGenesis mergers, which were required under GAAP to be included in cost of revenue. As a percentage of net revenues, cost of revenues -- software write-offs was 2.1% in 2001 and 2.8% in 2002.

     Sales and Marketing. Sales and marketing expenses decreased from $115,074,000 in 2000 to $112,027,000 in 2001, a decrease of 3%, and increased to
$120,803,000 in 2002, an increase of 8%. The increase in 2002 primarily reflects the addition of staff from the AOL, NetGenesis and LexiQuest transactions. These additions were partially offset by reductions in the number of field sales, marketing, and professional services personnel as a result of the restructuring of SPSS field operations implemented in August 2002. In 2001, implementation of the Company's strategy of expanding sales management, recruiting additional senior sales representatives, and hiring more professional services personnel was limited by the need to control costs due to the decrease in revenue caused primarily by the downturn in the world economy. Sales and marketing expenses were partially decreased by the effects of changes in foreign currency exchange rates in 2000, 2001 and 2002. As a percentage of net revenues, sales and marketing expenses increased from 63% in 2000 to 64% in 2001, and decreased to 58% in 2002, as a result of the August 2002 restructuring discussed above.

     Research and Development. Research and development expenses decreased from $32,896,000 in 2000 to $32,305,000 in 2001 and increased to $41,624,000 in 2002
(net of capitalized software development costs of $4,930,000 in 2000, $6,537,000 in 2001 and $6,920,000 in 2002). In the same periods, the SPSS expense for the amortization of capitalized software and product translations, included in cost of revenues, was $4,161,000 in 2000, $4,137,000 in 2001 and $5,754,000 in 2002.
The 2002 expense increase was primarily due to the addition of staff from the NetGenesis, LexiQuest and netExs transactions. The 2001 decrease (excluding amounts capitalized) in research and development expenses was primarily due to ongoing cost control efforts, including limitations on hiring, travel, and other spending. As a percentage of net revenues, research and development expenses were 18% in 2000, 18% in 2001 and 20% in 2002.

     General and Administrative. General and administrative expenses decreased from $13,208,000 in 2000 to $11,208,000 in 2001 and increased to $16,382,000 in
2002, a decrease of 18% in 2001 and an increase of 46% in 2002. The 2002 increase was primarily due to the addition of staff from the NetGenesis transaction and the expansion of the SPSS corporate executive group. These expense increases were partially offset by the cost reductions implemented in August 2002 and the elimination of goodwill amortization of $1,462,000 following the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. The 2001 decrease was primarily due to ongoing cost control efforts, including limitations on hiring, travel, and other spending. Expenses in this category as a percentage of net revenues decreased from 7% in 2000 to 6% in 2001 and increased to 8% in 2002.

     Provision for Doubtful Accounts. Provision for doubtful accounts was $837,000 in 2000, $2,372,000 in 2001 and $869,000 in 2002. The 2001 increase represents the considerable efforts undertaken to collect outstanding receivables and provide for uncollectable accounts.

     Special General and Administrative Charges. Special general and administrative charges were $14,739,000 in 2001 and $9,037,000 in 2002, or 8% and 4% of net revenues in 2001 and 2002, respectively. Special general and administrative charges in 2002 include costs related to the restructuring of the Company's field operations implemented in August 2002 and costs related to the NetGenesis, LexiQuest and netExs transactions, such as severance payments, retention and other bonuses, related travel expenses, and other costs. Special general and administrative charges in 2001 included $4,200,000 of charges relating to the write-down of internal-use software, $3,500,000 related to reductions in workforce, $2,000,000 for obsolete software write-offs, and other costs that did not meet the definition of "merger-related" costs under established guidelines. Special general and administrative charges in 2002 included $3,400,000 related to integration costs, $3,300,000 related to reductions in workforce and $1,300,000 related to costs of vacated facilities.

     Merger-related. SPSS incurred merger-related costs of $10,139,000 in 2001 and $2,260,000 in 2002. Merger-related expenses relate to the Company's acquisitions made during 2001 and 2002 (see Note 6). Expenses in 2001 included $2,500,000 paid for investment banking and other professional fees, $2,700,000 for transaction-related bonuses paid to employees, $2,000,000 for severance costs and costs of closing excess office facilities and $1,700,000 related to write-offs of redundant software. Expenses in 2002 included professional fees of approximately $900,000, severance of $200,000 and other costs of $1,100,000. These expenses were incurred subsequent to the consummation of the transactions. Certain other costs incurred prior to the consummation of the transactions were capitalized as part of the purchases.

     Illumitek Shut-down Charges. SPSS incurred shut-down costs of $518,000 related to the termination of its investment in Illumitek. Of this sum, approximately $500,000 represents cash expenditures to liquidate the operation.

     Acquired In-Process Technology. Acquired in-process technology costs were $150,000 in 2002 related to the LexiQuest transaction and $2,288,000 in 2001 related to the NetGenesis Corp. transaction.

     In December 2001, SPSS completed the acquisition of NetGenesis Corp. (See
Note 6). A portion of the purchase price was attributable to acquired in-process technology, as the development work associated with NetGenesis version 6.0 had not reached technological feasibility and was believed to have no alternative future use. SPSS assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using a discount rate of 19% based on the project and the market risks associated with the research and development project and resulting product. Specific consideration was given to the stage of development of the research and development effort, which was 60% complete, both in terms of costs invested as of the acquisition date relative to completion costs and technical achievements. In projecting future revenue streams from the project, SPSS considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage that SPSS could provide to the NetGenesis suite of products.

     On February 6, 2002, SPSS acquired all of the issued and outstanding shares of capital stock of LexiQuest, S.A., a corporation organized under the laws of France. Approximately $150,000 of the purchase price was attributable to acquired in-process technology, that had not reached technological feasibility and was believed to have no alternative future use.

     Net Interest and Investment Income (Expense). Net interest and investment income (expense) was $1,096,000 in 2000, $(400,000) in 2001 and $(1,082,000) in
2002. The net interest and investment expense in 2001 and 2002 was primarily due to interest expense that was only partially offset by lower interest income due to lower average balances in cash and, in 2001, short term investments. The net interest and investment income in 2000 was primarily due to interest earned on short-term investments, partially offset by interest expense incurred on line-of-credit borrowings.

     Other Income (Expense). Other income was $1,222,000 in 2000, other expense of $(821,000) in 2001 and other income of $752,000 in 2002. The income in 2002 was due to gains in foreign currency transactions, reflecting the weakening of the dollar against other major currencies. The expense in 2001 was due primarily to losses from foreign currency transactions. The income in 2000 was due primarily to the $1,397,000 gain on the divestiture of the statistical quality control product line, offset partially by losses from foreign currency transactions.

     Provision for Income Taxes. The provision for income taxes was $4,234,000 in 2000, $(7,986,000) in 2001 and $(1,228,000) in 2002. During 2002, the
provision for income taxes represented a tax rate of approximately 13%. The expected benefit in 2002 was lowered by a nondeductible loss arising from a consolidated subsidiary. During 2001, the provision for income taxes represented a tax rate of approximately 27%. The effective rate for the income tax benefit was lower than the statutory rate primarily due to an increase in the valuation allowance and nondeductible in-process research and development charges. During 2000, the provision for income taxes represented a tax rate of approximately 29%, excluding the effect of monies transferred out of Japan in 2000. The 2000 tax rate benefited from the reduction of the deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     SPSS generated $5,844,000 in cash from operations in 2000 compared to $15,508,000 in 2001 and $7,220,000 in 2002. Cash from operations in 2002 came primarily from collections of open accounts receivable of $1,296,000, delayed trade payable payments of $1,578,000, and income tax accruals of $2,083,000. These amounts were offset by a reduction of accrued expenses of $3,722,000 and deferred revenue of $3,207,000. Operating results in the fourth quarter benefited from cost reductions related to the restructuring of the Company's field operations in the third quarter. This restructuring reduced the SPSS sales force by 25%, total staff by 7%, and total payroll by 8%. In addition, the Company closed its offices in Miami, Florida, and reduced its facilities in Chicago, Illinois; London, England; Cambridge, Massachusetts; and Point Richmond, California. These and other cost reductions combined with higher revenues to increase the Company's cash from operations to $7,220,000 for the twelve months ended December 31, 2002, from a cash usage from operations of $(1,799,000) in the nine months ended September 30, 2002. The overall net loss in 2002 was largely the result of noncash charges for software write-offs and increased depreciation and amortization expense. Cash from operations in 2001 came primarily from collections of open accounts receivable of $23,085,000, which was partially offset by the net operating loss. Cash from operations in 2000 came primarily from the Company's net income of $5,915,000.

     Investing activities resulted in the net use of $16,246,000 in 2000, $14,058,000 in 2001 and $24,388,000 in 2002. In 2002, cash was primarily used for capital expenditures of $12,859,000 and capitalized software development costs of $10,085,000. SPSS also paid $2,500,000 to acquire LexiQuest, $1,000,000 to acquire netExs, and made scheduled payments totaling $7,250,000 to AOL. Proceeds of $9,792,000 were received from the maturities and sales of marketable securities. In 2001, $14,743,000 in cash was used in net capital expenditures, along with $18,592,000 for capitalized software development costs, $2,827,000 in earn-out payments to the former shareholders of Integrated Solutions Limited
(ISL), and $2,813,000 related to the AOL transaction; offset by $10,856,000 provided by net proceeds from marketable securities. In addition, SPSS acquired cash of $13,908,000 as a result of its acquisition of NetGenesis in December 2001. In 2000, $12,554,000 in cash was used in net capital expenditures, along with $7,602,000 for capitalized software development costs and $3,882,000 in earn-out payments to the former shareholders of ISL, offset by $7,542,000 provided by net proceeds from marketable securities.

     The Company's capital expenditures, primarily for computer equipment and software, leasehold improvements and office furniture, were approximately $12,859,000 in 2002, and are projected to be approximately $10,000,000 in 2003 and $12,000,000 in 2004. SPSS expects capital expenditures during 2003 to include computers and software, primarily for use in internal product development and systems for sales and order entry. SPSS does not believe that the implementation of its business strategy will require substantial additional capital expenditures in comparison with historical capital expenditure levels that had consisted primarily of product development costs and other expenses.

     Cash provided by financing activities was $11,740,000 in 2000, while, in 2001, $7,538,000 in cash was used in financing activities. In 2002, financing activities provided cash of $9,007,000. In 2002, net borrowings under line-of-credit agreements totaled $7,325,000 and proceeds from the issuance of common stock were $1,682,000, primarily through the exercise of stock options and employee purchases through the employee stock purchase plan. During 2001, $14,825,000 in cash was used to repay borrowings under line-of-credit agreements, partially offset by $5,000,000 raised through the issuance of common stock to Siebel Systems and through employee exercises of stock options. In 2000, $7,000,000 was provided by borrowings under line-of-credit agreements and $4,820,000 by issuances of common stock, mainly through employee exercises of stock options.

     The Company's accounts receivable balance increased $20,862,000 in 2000. During 2001, the Company made considerable efforts to collect outstanding receivables, including hiring additional collections personnel. These actions and decreased revenues contributed to the decrease of $23,085,000 in net accounts receivable in 2001. The Company's deferred revenue balance increased $18,307,000 in 2000 due primarily to the aforementioned $16,975,000 adjustment recorded in connection with the implementation of the AICPA Technical Practice Aids. The relationship of the 40% increase in accounts receivable in 2000 to the revenue decrease of 1% in 2000 was caused by: 1) the deferring of revenues in accordance with AICPA Technical Practices Aids regarding software revenue recognition, reducing net revenues by $16,975,000 with no corresponding reduction in accounts receivable; and 2) the timing of sales at the end of 2000, when approximately $28,000,000 was billed in the last month. In 2002, the accounts receivables balance decreased $1,296,000 while net revenues increased $32,744,000 in 2002 over 2001, reflecting the Company's continued focus on collections.

     In May 2000, SPSS revised its loan agreement with Bank One, NA (as successor by merger to American National Bank and Trust Company of Chicago). Under this loan agreement, SPSS had an available $20,000,000 unsecured line of credit with Bank One, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. The Company's agreement with Bank One required SPSS to comply with certain specified financial ratios and tests, and, among other things, restricted the Company's ability to:

     - incur additional indebtedness;

     - create liens on assets;

     - make investments;

     - engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity;

     - sell assets;

     - engage in certain transactions with affiliates; and

     - amend its organizational documents or make changes in capital structure.

     SPSS was not in compliance with certain covenants in the loan agreement at the end of each 2002 fiscal quarter and received a waiver from Bank One as of the end of each quarter, and as of December 31, 2002. In connection with these waivers, SPSS agreed to amend the terms of the Bank One borrowing arrangement to renew the revolving credit facility for an amount not to exceed $8,500,000. In addition, SPSS agreed to secure its banks borrowings with both its domestic accounts receivable and general intangibles and the assets of SPSS U.S. Inc., a wholly owned subsidiary of SPSS.

     As of December 31, 2002, SPSS had $8,500,000 outstanding under its line of credit with Bank One. On March 31, 2003, however, SPSS entered into a new four
(4) year, $25 million credit facility with Foothill Capital Corporation. The Foothill facility includes a four (4) year term loan in the amount of $10,000,000 and a revolving line of credit. The maximum amount SPSS may borrow under the revolving line of credit portion of the facility will depend upon the value of SPSS's eligible accounts receivable generated within the United States. On April 1, 2003, SPSS paid all of its outstanding obligations to Bank One and terminated the Bank One line of credit. Additionally, the Company has immediate availability of $2,500,000 under the revolving line of credit.

     The terms and conditions of the Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon SPSS's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Foothill. The term loan of $10,000,000 will be paid down evenly over the four
(4) year period (i.e., $2,500,000 per year over the next four years). As a result of the refinancing, $6,000,000 of the Company's line of credit borrowings of $8,500,000 that existed as of December 31, 2002 have been classified as long-term.

     The Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure.

     The facility is secured by all of SPSS's assets located in the United
States.

     Showcase Corporation, a Minnesota corporation and wholly owned subsidiary of SPSS, and NetGenesis Corp., a Delaware corporation and wholly owned subsidiary of SPSS, have guaranteed the obligations of SPSS under the Loan and Security Agreement. This guaranty is secured by all of the assets of Showcase and NetGenesis.

     SPSS intends to fund its future capital needs through operating cash flows and borrowings on our new credit facility. SPSS anticipates that amounts available from cash and cash equivalents on hand, under its line of credit, and cash flows generated from operations, will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms or at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of SPSS's contractual cash obligations:

                                                LESS THAN
                                     TOTAL        1 YEAR      1-3 YEARS    4-5 YEARS   AFTER 5 YEARS
                                  -----------   ----------   -----------   ---------   -------------
United Kingdom mortgage.........  $   857,000   $   76,000   $   288,000   $256,000      $237,000
Litigation settlement...........      595,000      595,000            --         --            --
Notes payable...................    8,500,000    2,500,000     5,000,000   1,000,000           --
Merger consideration -- AOL,
  undiscounted..................   18,125,000    7,250,000    10,875,000         --            --
Capital lease commitments.......      127,600      127,600            --         --            --

INTERNATIONAL OPERATIONS

     Significant growth in the Company's international operations also occurred from 2000 to 2002. Revenues from international operations increased from 43% to 50% of total net revenues between 2000 and 2001, and were approximately 49% of total net revenues in 2002. Management believes that, excluding acquisition-related expenses, the overall profitability of the Company's North American and international operations are essentially the same.

     As international revenues increase, SPSS may experience additional foreign currency exchange risk. To mitigate these effects, SPSS from time-to-time hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies) through the use of foreign currency options, primarily yen. SPSS does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income. Accordingly, the Company's reported revenues and net income have been, and in the future may be affected by, the changes in foreign exchange rates, excluding acquisition-related expenses. On December 31, 2002, the Company did not have any option contracts outstanding.

     During 2002, offsetting $9,294,000 of SPSS consolidated operating losses was $30,116,000 of operating income generated outside of the United States. Of the non-U.S. income, approximately 38% was generated in EURO nations and 12% was generated in GBP nations. The average exchange rate for the currencies of these countries increased in value to the dollar from 2001 to 2002 by 5.61% and 4.37%, respectively. These increases positively impacted SPSS's operating income on a year-to-year rate comparison by approximately $642,000 for EURO nations and $500,000 for GBP nations.

SUMMARY DISCLOSURES REGARDING RELATED PARTIES

     SPSS maintains a consulting agreement with Norman H. Nie Consulting L.L.C. whereby SPSS receives consulting services on various business-related matters. Annual compensation under the agreement is $80,800 plus expenses. Norman Nie is the Chairman of the Board of Directors of SPSS. The agreement contains automatic one-year extensions unless terminated by either party.

     As described in Note 6, SPSS purchased LexiQuest in January 2002. Norman Nie was the Chairman of the Board of Directors of LexiQuest and owned less than 1% of LexiQuest common stock at the date of the acquisition.

     Bernard Goldstein, a member of the Board of Directors of SPSS, served as a director of Broadview International, LLC during fiscal year 2002. In 2002, SPSS paid Broadview a total of $50,000 as a retainer for investment banking services provided by Broadview to SPSS. In addition, SPSS paid Broadview an additional $1,000,000 for services provided by Broadview in connection with the December 2001 merger of SPSS and NetGenesis. This $1,000,000 payment was made on January 18, 2002. As of December 31, 2002, Mr. Goldstein is no longer a director of Broadview.

     Other related party transactions are identified in Item 13, "Certain Relationships and Related Transactions."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The consolidated financial statements of SPSS have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

     SPSS enters into arrangements which may consist of the sale of: (a) licenses of the Company's software, (b) professional services and maintenance or
(c) various combinations of each element. Revenues are recognized based on the residual method under SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, when an agreement has been signed by both parties, delivery of the product has occurred, the fees are fixed or determinable, collection of the fees is probable and no other significant obligations remain. Historically, the Company has not experienced significant returns or offered exchanges of its products.

     For multiple element arrangements, each element of the arrangement is analyzed and SPSS allocates a portion of the total fee under the arrangement to the undelivered elements, such as professional services, training and maintenance based on vender-specific objective evidence of fair value. Revenues allocated to the undelivered elements are deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license), under the residual method. Vendor-specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e., hourly time and material rates charged for consulting services when sold separately from a software license and the optional renewal rates charged by the Company for maintenance arrangements).

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

     For each type of license, post contract customer support (maintenance) is offered. Under perpetual licenses, it is the customer's option to renew maintenance each year. Under an annual license, the customer must renew the license and maintenance to continue to use the software. In both cases, SPSS contacts the customer two months before the scheduled renewal date to determine the customer's renewal intentions. If the customer indicates that it intends to renew the license, SPSS will issue a new invoice. In some cases, customers ultimately cancel a license even though they initially indicated a willingness to renew. These cancellations are tracked in a 12-month rolling average to determine the cancellation percentage that SPSS will accrue as its cancellation allowance.

     During 2000 and 2001, the Company concurrently purchased software licenses from and sold software licenses to several customers. The Company utilizes the purchased technology internally and had the ability to determine the fair value of the licenses sold. The Company recorded revenues of $1,130,000 and $2,680,000 during 2000 and 2001, respectively, related to these sales. In 2002, the Company concurrently sold software to and purchased software from a customer. The purchased software was to be sold in the ordinary course of business and was recorded at its carryover basis. The Company recorded revenues of $42,000 in 2002 related to this sale.

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

     As of January 1, 1998, SPSS adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During 2000, 2001 and 2002, SPSS capitalized $1,229,000, $2,024,000 and $5,541,000, respectively, and amortized $40,000, $438,000 and $461,000 respectively, of internal-use computer software.

  ACCOUNTS RECEIVABLE

     The management of SPSS must make estimates of accounts receivable that will not be collected. SPSS performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness, as determined by SPSS's review of their current credit information. SPSS continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions established, SPSS cannot guarantee that it will continue to experience the same credit loss rates as in the past. If the financial condition of SPSS customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     When SPSS determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, SPSS would use an estimate of undiscounted future cash flows to measure whether the asset is recoverable over its estimated useful life. If estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

  INCOME TAXES

     SPSS recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SPSS regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While SPSS has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event SPSS were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should SPSS ascertain in the future that it is more likely than not that deferred tax assets will be realized in excess of the net deferred tax assets recorded, all or a portion of the $4,288,000 valuation allowance would be reversed as a benefit to the provision for income taxes in the period such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement require that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements 5,57, and 107 and a rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In November 2002, the FASB reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (the Issue). The guidance in this Issue is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is currently reviewing the impact that EITF 00-21 will have on future results of operations.

     In December 2002, the FASB issued SFAS No. 148 (SFAS 148), Accounting for Stock-based Compensation -- Transition and Disclosure, an Amendment to FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("The Interpretation"). Variable interest entities have been commonly referred to as special-purpose entities (SPEs) or off-balance sheet structures, but the Interpretation applies to a wider group of entities. In general, a variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that: (a) either does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans and receivables, real estate or other property. A variable interest entity may be passive or it may engage in research and development or other activities.

     This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public companies with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim and annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

     SPSS entered into agreements with limited partnerships in 1981, 1982 and 1985 to perform research and development for new and existing computer software. Certain of the general and limited partners of these partnerships were officers of SPSS and under these agreements, SPSS incurred royalty expense to the partnerships of $252,000 for the year ended December 31, 2000. SPSS incurred no royalty expense related to these partnerships in 2001 and 2002 and there are no future payments or other obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at either the prime rate or the Eurodollar rate. As of December 31, 2002, the Company had $8,500,000 outstanding under this borrowing arrangement. A 100 basis point increase in interest rates would result in an additional $85,000 of annual interest expense, assuming the same level of borrowing.

     The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage its exposure to fluctuations to currency exchange rates, the Company may enter into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at December 31, 2002, SPSS management expects this would have a material adverse effect on the Company's financial results. On December 31, 2002, the Company did not have any option contracts outstanding.

     The Company's derivative instruments do not qualify for hedge accounting treatment under FAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments are recognized in income in each financial reporting period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SPSS INC. AND SUBSIDIARIES

                                     INDEX

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    35
Consolidated Balance Sheets as of December 31, 2001 and
  2002......................................................    36
Consolidated Statements of Operations for the years ended
  December 31, 2000, 2001 and 2002..........................    37
Consolidated Statements of Comprehensive Income (Loss) for
  the years ended December 31, 2000, 2001 and 2002..........    38
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 2001 and 2002..............    39
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002..........................    40
Notes to Consolidated Financial Statements..................    41
Consolidated Financial Statement Schedule:
Schedule II  Valuation and qualifying accounts..............    70

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPSS Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/  KPMG LLP

Chicago, Illinois
March 28, 2003, except as to Note 12,
  which is as of April 1, 2003

                           SPSS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,        DECEMBER 31,
                                                                   2001                2002
                                                              --------------      --------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $ 21,400            $ 15,589
  Marketable securities.....................................        9,792                  --
  Accounts receivable, net of allowances $4,050 in 2001 and
    $5,129 in 2002..........................................       50,086              49,917
  Inventories, net..........................................        3,217               2,775
  Deferred income taxes.....................................       22,200              13,962
  Prepaid expenses and other current assets.................       11,800              14,146
                                                                 --------            --------
         Total current assets...............................      118,495              96,389
                                                                 --------            --------
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
  Land and building.........................................        2,311               2,594
  Furniture, fixtures, and office equipment.................       11,403              15,375
  Computer equipment and software...........................       55,896              65,877
  Leasehold improvements....................................       12,225              13,144
                                                                 --------            --------
                                                                   81,835              96,990
  Less accumulated depreciation and amortization............       48,453              59,360
                                                                 --------            --------
Net property, equipment and leasehold improvements..........       33,382              37,630
                                                                 --------            --------
Restricted cash.............................................        2,080               1,594
Capitalized software development costs, net of accumulated
  amortization..............................................       28,338              27,629
Goodwill, net of accumulated amortization...................       45,110              53,560
Intangibles, net............................................       18,825              14,153
Deferred income taxes.......................................           --              11,116
Other assets................................................        5,780               6,665
                                                                 --------            --------
                                                                 $252,010            $248,736
                                                                 ========            ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable.............................................     $  1,175            $  2,500
  Accounts payable..........................................        9,786              11,764
  Accrued royalties.........................................        1,380               1,437
  Accrued rent..............................................        1,410               1,356
  Merger consideration......................................        3,379               7,250
  Other accrued liabilities.................................       23,133              22,425
  Income taxes and value added taxes payable................        4,597               6,680
  Customer advances.........................................          872               1,920
  Deferred revenues.........................................       47,145              43,603
                                                                 --------            --------
         Total current liabilities..........................       92,877              98,935
                                                                 --------            --------
Deferred income taxes.......................................        1,943                  --
Merger consideration........................................       21,587              11,484
Other non-current liabilities...............................        1,833                 781
Non-current notes payable...................................           --               6,000
Minority interest...........................................          497                  --
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 50,000,000 shares
    authorized; 16,716,481 and 17,214,515 shares issued and
    outstanding in 2001 and 2002, respectively..............          167                 172
  Additional paid-in capital................................      146,099             147,926
  Accumulated other comprehensive loss......................       (7,311)             (2,981)
  Accumulated deficit.......................................       (5,682)            (13,581)
                                                                 --------            --------
         Total stockholders' equity.........................      133,273             131,536
                                                                 --------            --------
                                                                 $252,010            $248,736
                                                                 ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31, }
                                                         ------------------------------------------------
                                                              2000             2001             2002
                                                         --------------   --------------   --------------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net revenues:
  Analytical solutions.................................   $    31,246      $    30,426      $    39,161
  Market research......................................        29,688           30,350           40,674
  Statistics...........................................        78,846           74,940           89,317
  ShowCase.............................................        46,334           40,840           40,148
                                                          -----------      -----------      -----------
Net revenues...........................................       186,114          176,556          209,300
Operating expenses:
  Cost of revenues.....................................        16,268           16,198           21,200
  Cost of revenues -- software write-off...............            --            3,637            5,751
  Sales and marketing..................................       115,074          112,027          120,803
  Research and development.............................        32,896           32,305           41,624
  General and administrative...........................        13,208           11,208           16,382
  Provision for doubtful accounts......................           837            2,372              869
  Special general and administrative charges...........            --           14,739            9,037
  Merger-related.......................................            --           10,139            2,260
  Illumitek shut-down charges..........................            --               --              518
  Acquired in-process technology.......................            --            2,288              150
                                                          -----------      -----------      -----------
Operating expenses.....................................       178,283          204,913          218,594
                                                          -----------      -----------      -----------
Operating income (loss)................................         7,831          (28,357)          (9,294)
                                                          -----------      -----------      -----------
Other income (expense):
  Net interest and investment income (expense).........         1,096             (400)          (1,082)
  Other................................................         1,222             (821)             752
                                                          -----------      -----------      -----------
Other income (expense).................................         2,318           (1,221)            (330)
                                                          -----------      -----------      -----------
Income (loss) before income taxes and minority
  interest.............................................        10,149          (29,578)          (9,624)
Income tax expense (benefit)...........................         4,234           (7,986)          (1,228)
                                                          -----------      -----------      -----------
Income (loss) before minority interest.................         5,915          (21,592)          (8,396)
Minority interest......................................            --              360              497
                                                          -----------      -----------      -----------
Net income (loss)......................................   $     5,915      $   (21,232)     $    (7,899)
                                                          ===========      ===========      ===========
Basic net income (loss) per share......................   $      0.44      $     (1.52)     $     (0.47)
                                                          ===========      ===========      ===========
Shares used in computing basic net income (loss) per
  share................................................    13,372,917       13,927,048       16,887,318
                                                          ===========      ===========      ===========
Diluted net income (loss) per share....................   $      0.41      $     (1.52)     $     (0.47)
                                                          ===========      ===========      ===========
Shares used in computing diluted net income (loss) per
  share................................................    14,326,552       13,927,048       16,887,318
                                                          ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000       2001      2002
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
Net income (loss)...........................................  $ 5,915   $(21,232)  $(7,899)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment...................   (3,107)    (4,368)    4,319
  Unrealized holding gain on marketable securities..........        4        165        11
                                                              -------   --------   -------
Comprehensive income (loss).................................  $ 2,812   $(25,435)  $(3,569)
                                                              =======   ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000         2001         2002
                                                              ---------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Common stock, $.01 par value:
  Balance at beginning of period............................   $   132     $    136     $    167
  Sale of 30,038, 28,832 and 33,818 shares of common stock
    to the Employee Stock Purchase Plans in 2000, 2001 and
    2002, respectively......................................        --           --           --
  Net proceeds from sale of 300,300 shares of common stock
    to Siebel Systems, Inc..................................        --            3           --
  Issuance of 158,228 and 291,828 shares, respectively, of
    common stock for the purchase of business from AOL......        --            2            3
  Issuance of 2,294,065 shares of common stock for the
    purchase of NetGenesis Corp.............................        --           23           --
  Exercise of stock options and other.......................         4            3            2
                                                               -------     --------     --------
  Balance at end of period..................................   $   136     $    167     $    172
                                                               -------     --------     --------
Additional paid-in capital:
  Balance at beginning of period............................   $80,081     $ 86,960     $146,099
  Sale of 30,038, 28,832 and 33,818 shares of common stock
    to the Employee Stock Purchase Plans in 2000, 2001 and
    2002, respectively......................................       725          512          521
  Stock issued pursuant to public offering..................        --           --           --
  Net proceeds from sale of 300,300 shares of common stock
    to Siebel Systems, Inc..................................        --        4,997           --
  Issuance of 158,228 shares of common stock for the
    purchase of business from AOL...........................        --        2,998           --
  Merger consideration to be settled through the issuance of
    common stock -- 291,828 shares issued in 2002...........        --        9,000           (3)
  Issuance of 2,294,065 shares of common stock for the
    purchase of NetGenesis Corp.............................        --       39,308           --
  Exercise of stock options and other.......................     4,091        1,772        1,159
  Stock-based compensation..................................       304           --           --
  Income tax benefit related to stock options...............     1,759          552          150
                                                               -------     --------     --------
  Balance at end of period..................................   $86,960     $146,099     $147,926
                                                               -------     --------     --------
Accumulated other comprehensive income (loss):
  Balance at beginning of period............................   $    (5)    $ (3,108)    $ (7,311)
  Foreign currency translation adjustment...................    (3,107)      (4,368)       4,319
  Unrealized holding gain on marketable securities..........         4          165           11
                                                               -------     --------     --------
  Balance at end of period..................................   $(3,108)    $ (7,311)    $ (2,981)
                                                               -------     --------     --------
Deferred compensation:
  Balance at beginning of period............................   $  (426)    $   (338)    $     --
  Deferred compensation.....................................        --           --           --
  Stock options issued to consultant........................        --           --           --
  Amortization of deferred compensation.....................        88          338           --
                                                               -------     --------     --------
  Balance at end of period..................................   $  (338)    $     --     $     --
                                                               -------     --------     --------
Retained earnings (accumulated deficit):
  Balance at beginning of period............................   $ 8,426     $ 15,550     $ (5,682)
  Net income (loss).........................................     5,915      (21,232)      (7,899)
  Adjustment to conform fiscal years of pooled business.....     1,209           --           --
                                                               -------     --------     --------
  Balance at end of period..................................   $15,550     $ (5,682)    $(13,581)
                                                               -------     --------     --------
Total stockholders' equity..................................   $99,200     $133,273     $131,536
                                                               =======     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        2001        2002
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $   5,915   $ (21,232)  $ (7,899)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     11,957      13,688     17,522
    Compensation expense related to options.................        392         338         --
    Deferred income taxes...................................     (7,122)    (11,413)    (4,821)
    Gain on sale of product line............................     (1,397)         --         --
    Income tax benefit from stock options exercised.........      1,759         552        150
    Write-off of acquired in-process technology.............         --       2,288        150
    Write-off of software to cost of sales..................         --       3,637      5,751
    Write-off of internal use software......................         --       4,160         --
    Write-down of cost-basis investments....................         --       1,233         --
    Illumitek shut-down charges.............................         --          --        518
    Concurrent purchase and sale of software................     (1,130)     (2,680)       (42)
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Accounts receivable...................................    (20,862)     23,085      1,296
      Inventories...........................................     (1,541)        719        458
      Prepaid expenses and other current assets.............     (1,638)     (3,792)    (2,327)
      Restricted cash.......................................         --       2,080        486
      Accounts payable......................................      2,907        (563)     1,578
      Income taxes payable..................................        293          --        121
      Accrued royalties.....................................         44         339         57
      Accrued expenses......................................     (1,160)      3,147     (3,722)
      Accrued income taxes..................................        419         582      2,083
      Deferred revenue......................................     18,307       2,878     (3,207)
      Other.................................................     (1,299)     (3,538)      (932)
                                                              ---------   ---------   --------
Net cash provided by operating activities...................      5,844      15,508      7,220
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Capital expenditures, net.................................    (12,554)    (14,743)   (12,859)
  Purchase of marketable securities.........................   (152,138)   (116,764)        --
  Proceeds from maturities and sale of marketable
    securities..............................................    159,680     127,620      9,792
  Divesture of product line/affiliate, net..................      1,700          --         --
  Purchase of cost-basis investment.........................     (1,450)         --         --
  Illumitek cash upon consolidation.........................         --         153         --
  Capitalized software development costs....................     (7,602)    (18,592)   (10,085)
  Acquisition earn-out payments.............................     (3,882)     (2,827)        --
  Consideration for AOL transaction.........................         --      (2,813)    (7,250)
  Consideration for LexiQuest...............................         --          --     (2,500)
  Consideration for NetExs transaction......................         --          --     (1,000)
  Cash received in merger with NetGenesis...................         --      13,908         --
  Other financing activities................................         --          --       (486)
                                                              ---------   ---------   --------
Net cash used in investing activities.......................    (16,246)    (14,058)   (24,388)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Net (repayments) borrowings under line-of-credit
    agreements..............................................      7,000     (14,825)     7,325
  Proceeds from issuance of common stock....................      4,820       7,287      1,682
  Payments under capital lease obligations..................        (80)         --         --
                                                              ---------   ---------   --------
Net cash provided by financing activities...................     11,740      (7,538)     9,007
                                                              ---------   ---------   --------
Effect of exchange rate on cash.............................     (3,107)       (399)     2,350
Adjust to conform fiscal years of pooled businesses.........      1,209          --         --
Net change in cash and cash equivalents.....................       (560)     (6,487)    (5,811)
Cash and cash equivalents at beginning of period............     28,447      27,887     21,400
                                                              ---------   ---------   --------
Cash and cash equivalents at end of period..................  $  27,887   $  21,400   $ 15,589
                                                              =========   =========   ========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $     959   $   1,063   $    583
  Income taxes paid.........................................     12,093       9,363      6,069
  Cash received from income tax refunds.....................         26         234      3,548
  Supplemental disclosures of noncash investing
    activity -- Issuance of common stock for acquisitions...         --      42,331      3,000
                                                              =========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) DESCRIPTION OF BUSINESS

     SPSS Inc. ("SPSS" or the "Company") is a global provider of predictive analytic computer and software solutions. The Company's offerings use predictive analytics to connect data to effective action by drawing reliable conclusions about current conditions and future events. Predictive analytics leverage an organization's business knowledge by applying sophisticated analytic techniques to enterprise data. The resulting insights can lead to the development of programs to increase revenues, reduce costs, improve processes, and prevent criminal or fraudulent activities.

     SPSS reports its revenues in four categories:

     - "Analytical solutions" include products and services, sold separately or in combination, for customer relationship management, data mining, and web analytics;

     - "Statistics" include products and services, sold separately or in combination, for general purpose statistical analysis;

     - "Market Research" includes products and services, sold separately or in combination, for survey design, implementation, and analysis in the market research industry; and

     - "ShowCase" includes products and services, sold separately or in combination, for business intelligence solutions for IBM eServer iSeries (AS/400) customers.

  (b) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of SPSS Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the consolidated financial statements include the operating results of Illumitek, Inc., a 50% owned joint venture, from October 1, 2001 (see Note 7).

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

     The policy of SPSS is to record revenue only when these criteria are met:

          (1) Persuasive evidence of an arrangement exists -- SPSS and the customer have executed a written agreement, contract or other evidence of an arrangement.

          (2) Delivery has occurred -- Product has been shipped or delivered to customer, depending on the applicable terms. SPSS's standard contract does not contain acceptance clauses. In the event that SPSS modifies the terms of its standard contract to provide that final delivery is contingent upon the customer accepting the applicable product, SPSS does not recognize revenue for that product until the customer has accepted the product.

                           SPSS INC. AND SUBSIDIARIES

          (3) The vendor's fee is fixed or determinable -- The arrangement indicates the price of the license and the number of users, and the related payment terms are within one year of delivery of the software.

          (4) Collectibility is probable -- SPSS sells to customers it deems creditworthy. Standard terms for payment are 30 days. SPSS periodically extends payment terms to three to six months, but does not extend payment terms past one year.

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

     SPSS enters into arrangements which may consist of the sale of: (a) licenses of the Company's software, (b) professional services and maintenance or
(c) various combinations of each element. Revenues are recognized based on the residual method under SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, when an agreement has been signed by both parties, delivery of the product has occurred, the fees are fixed or determinable, collection of the fees is probable and no other significant obligations remain. Historically, the Company has not experienced significant returns or offered exchanges of its products.

     For multiple element arrangements, each element of the arrangement is analyzed and SPSS allocates a portion of the total fee under the arrangement to the undelivered elements, such as professional services, training and maintenance based on vendor-specific objective evidence of fair value. Revenues allocated to the undelivered elements are deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license), under the residual method. Vendor-specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e., hourly time and material rates charged for consulting services when sold separately from a software license and the optional renewal rates charged by the Company for maintenance arrangements).

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

     Revenues from professional services are comprised of consulting, implementation services and training. Consulting services are generally sold on a time-and-materials basis and include services such as installation

                           SPSS INC. AND SUBSIDIARIES
and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e., the services do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction. Revenues for professional services and training are recognized when the services are performed.

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

     SPSS offers: (a) annual licenses with maintenance renewable annually, (b) perpetual licenses with both annual and multi-year maintenance, and (c) multi-year licenses with multi-year maintenance. Vendor-specific objective evidence does not exist for annual licenses with one year of maintenance. For perpetual license arrangements with one year of maintenance, vendor-specific objective evidence is established based on the renewal rate of maintenance (which is a set percentage of the total contract price, in accordance with Technical Practice Aids (TPA) 5100.55, Fair Value of PCS with a Consistent Renewal Percentage, But Varying Dollar Amounts, and Software Revenue Recognition). Vendor-specific objective evidence of fair value is not determinable for perpetual and multi-year arrangements with multi-year maintenance.

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

     During 2000 and 2001, the Company concurrently purchased software licenses from and sold software licenses to certain customers. The Company utilizes the purchased technology internally and had the ability to determine the fair value of the licenses sold. The Company recorded revenues of $1,130,000 and $2,680,000 during 2000 and 2001, respectively, related to these sales. In 2002, the Company concurrently sold software to and purchased software from one customer. The purchased software was to be sold in the ordinary course of business and was recorded at its carryover basis. The Company recorded revenues of $42,000 in 2002 related to this sale.

     During 2000, the AICPA staff released several TPA's for the software industry, consisting of questions and answers related to the financial accounting and reporting issues of SOP 97-2. As a result of the issuance of

                           SPSS INC. AND SUBSIDIARIES
these TPA's, SPSS performed a comprehensive review of their revenue recognition policies to ensure compliance with recent authoritative literature. On a prospective basis beginning in the fourth quarter of 2000, SPSS applied the standards set forth in TPA 5100.53 -- Fair value of PCS in a short-term time-based license and software revenue recognition and TPA 5100.68 -- Fair value of PCS in perpetual and multi-year time-based licenses and software revenue recognition. As a result of the application of the TPA's, SPSS recognized the revenue from short-term time-based licenses and perpetual licenses with multi-year maintenance terms ratable over the term of the contract. The Company recorded a one-time adjustment of approximately $16,975,000 to defer revenue for contracts entered into during the fourth quarter of 2000.

  (e) SOFTWARE DEVELOPMENT COSTS

     Software development costs incurred by SPSS in connection with the Company's long-term development projects are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SPSS has not capitalized software development costs relating to development projects where the net realizable value is of short duration, as the effect would be immaterial. Product enhancement costs are capitalized when technology feasibility has been established. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value.

     SPSS applies SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During, 2000, 2001 and 2002, SPSS capitalized $1,229,000, $2,024,000 and $5,541,000, respectively, and amortized $40,000, $438,000 and $461,000, respectively, of internal-use computer software.

  (f) EARNINGS PER SHARE

     Basic earnings per share ("EPS") is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted EPS is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents.

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          2000           2001          2002
                                                       -----------   ------------   -----------
BASIC EPS
Net income (loss)....................................  $ 5,915,000   $(21,232,000)  $(7,899,000)
Weighted-average number of common shares
  outstanding........................................   13,372,917     13,927,048    16,887,318
Basic EPS............................................  $      0.44   $      (1.52)  $     (0.47)
                                                       ===========   ============   ===========
DILUTED EPS
Net income (loss)....................................  $ 5,915,000   $(21,232,000)  $(7,899,000)
Weighted-average number of common shares
  outstanding........................................   13,372,917     13,927,048    16,887,318
Effect of dilutive securities-stock options..........      953,635             --            --
                                                       -----------   ------------   -----------
Weighted-average number of common shares and common
  share equivalents..................................   14,326,552     13,927,048    16,887,318
                                                       -----------   ------------   -----------
Diluted EPS..........................................  $      0.41   $      (1.52)  $     (0.47)
Anti-dilutive shares not included in diluted EPS
  calculation........................................       85,357      1,123,953     1,751,110
                                                       ===========   ============   ===========

                           SPSS INC. AND SUBSIDIARIES

     Had SPSS recorded net income during 2001 and 2002, 201,038 and 36,666 stock options would have been included in the calculation of total weighted-average number of shares outstanding.

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

  (i) STOCK OPTION PLANS

     The Company maintains one active stock incentive plan that is flexible and allows various forms of equity incentives to be issued under it. See Note 17 for additional information regarding this plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations. In prior years, the Company has recognized compensation cost for restricted stock and restricted stock units to employees. No compensation is recognized for stock option grants to employees. All options granted under the Company plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net income
(loss) as reported.

                           SPSS INC. AND SUBSIDIARIES

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           2000        2001         2002
                                                         --------   ----------   ----------
Net income (loss), as reported........................    $5,915     $(21,232)    $ (7,899)
Add:
  Stock-based employee compensation cost, net of
     related tax, included in net income (loss), as
     reported.........................................        56          216           --
Deduct:
  Total stock-based employee compensation expense
     determined under the fair value based method for
     all awards, net of related taxes.................    (2,429)      (3,155)      (4,981)
                                                          ------     --------     --------
Pro forma net income (loss)...........................    $3,532     $(24,171)    $(12,880)
                                                          ======     ========     ========
Income (loss) per share:
  Basic -- as reported................................    $ 0.44     $  (1.52)    $  (0.47)
  Basic -- pro forma..................................    $ 0.26     $  (1.74)    $  (0.76)
  Diluted -- as reported..............................    $ 0.41     $  (1.52)    $  (0.47)
  Diluted -- pro forma................................    $ 0.25     $  (1.74)    $  (0.76)

     Under the stock option plans, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 2001 and 2002, respectively; no expected dividend yield; expected volatility of 38 percent in 2000, 37 percent in 2001 and 37 percent in 2002; risk-free interest rates of 4.90%-5.65%, 5.39% and 4.64%, respectively, and expected lives of 4-8 years.

     The weighted average fair value of options granted during 2000, 2001 and 2002 was $11.73, $9.60 and $8.10, respectively.

  (J) INVENTORIES

     Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  (K) GOODWILL AND INTANGIBLE ASSETS

     The excess of the cost over the fair value of net assets acquired is recorded as goodwill. Through December 31, 2001, goodwill was amortized on a straight-line basis over 10 to 15 years. Accumulated amortization was $3,880,000 as of December 31, 2001 and 2002.

     Beginning July 1, 2001, the Company adopted SFAS 141, Business Combinations. Accordingly, goodwill arising from business combinations completed prior to July 1, 2001 was amortized through December 31, 2001 and beginning January 1, 2002, was no longer amortized but will be tested for impairment at least annually. Goodwill arising from the America Online, Inc. and NetGenesis Corp. transactions completed subsequent to July 1, 2001 was not amortized but was tested for impairment in 2002 as part of the Company's adoption of SFAS No. 142.

  (L) FOREIGN CURRENCY TRANSLATION

     The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rates during the period. The gains or losses resulting from such translation are

                           SPSS INC. AND SUBSIDIARIES
included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in "other income and expense" in the consolidated statements of operations.

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

  (Q) LONG-LIVED ASSETS

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated. Factors leading to impairment include a combination of significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for SPSS's overall business and significant negative industry or economic trends. The assessment of recoverability is based on management's estimate. Impairment is measured by comparing the carrying value to the estimated and undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. SPSS has determined that as of December 31, 2002, there has been no impairment in the carrying values of long-lived assets.

  (R) ADVERTISING EXPENSES

     Advertising expenses are charged to operations during the year in which they are incurred. The total amount of advertising expenses charged to operations was $2,623,000, $2,565,000 and $2,605,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

  (S) RECLASSIFICATIONS

     Where appropriate, some items relating to the prior years have been reclassified to conform to the presentation in the current year.

                           SPSS INC. AND SUBSIDIARIES

  (T) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement require that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements 5,57, and 107 and a rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In November 2002, the FASB reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (the Issue). The guidance in this Issue is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes.

                           SPSS INC. AND SUBSIDIARIES

The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is currently reviewing the impact that EITF 00-21 will have on future results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation -- Transition and Disclosure, an Amendment to FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("The Interpretation"). Variable interest entities have been commonly referred to as special-purpose entities ("SPEs") or off-balance sheet structures, but the Interpretation applies to a wider group of entities. In general, a variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that: (a) either does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans and receivables, real estate or other property. A variable interest entity may be passive or it may engage in research and development or other activities.

     This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public companies with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim and annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

     SPSS entered into agreements with limited partnerships in 1981, 1982 and 1985 to perform research and development for new and existing computer software. Certain of the general and limited partners of these partnerships are officers of SPSS and under these agreements, SPSS incurred royalty expense to the partnerships of $252,000 for the year ended December 31, 2000. SPSS incurred no royalty expense related to these partnerships in 2001 and 2002 and there are no future payments or other obligations.

                           SPSS INC. AND SUBSIDIARIES

(2) DOMESTIC AND FOREIGN OPERATIONS

     The net assets, net revenues and net income of international subsidiaries as of and for the years ended December 31, 2000, 2001 and 2002 included in the consolidated financial statements are summarized as follows:

                                                             DECEMBER 31,
                                               ----------------------------------------
                                                  2000          2001           2002
                                               -----------   -----------   ------------
Working capital..............................  $26,616,000   $22,653,000   $ 11,415,000
                                               ===========   ===========   ============
Excess of noncurrent assets over noncurrent
  liabilities................................  $ 5,939,000   $ 8,337,000   $  9,207,000
                                               ===========   ===========   ============
Net revenues.................................  $80,143,000   $88,064,000   $102,820,000
                                               ===========   ===========   ============
Net income...................................  $ 6,874,000   $ 9,531,000   $ 22,614,000
                                               ===========   ===========   ============

     Net revenues (1) per geographic region are summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2000           2001           2002
                                             ------------   ------------   ------------
United States..............................  $105,971,000   $ 88,492,000   $106,480,000
United Kingdom.............................    25,113,000     25,938,000     30,429,000
The Netherlands............................     9,989,000     14,524,000     15,289,000
Japan......................................    13,346,000     14,919,000     16,126,000
Germany....................................     9,727,000     10,623,000     10,613,000
France.....................................     3,927,000      6,417,000      9,808,000
Other......................................    18,041,000     15,643,000     20,555,000
                                             ------------   ------------   ------------
                                             $186,114,000   $176,556,000   $209,300,000
                                             ============   ============   ============

---------------

(1) Revenues are attributed to countries based on point-of-sale.

     Long-lived assets, excluding restricted cash, per geographic region are summarized as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2002
                                                           ------------   ------------
United States............................................  $122,215,000   $140,718,000
United Kingdom...........................................     5,800,000      6,074,000
The Netherlands..........................................       244,000         91,000
Japan....................................................     1,475,000      1,623,000
Germany..................................................       258,000        329,000
France...................................................       398,000        551,000
Other....................................................     1,045,000      1,367,000
                                                           ------------   ------------
                                                           $131,435,000   $150,753,000
                                                           ============   ============

                           SPSS INC. AND SUBSIDIARIES

(3) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

     Activity in capitalized software is summarized as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2002
                                                             -----------   -----------
Balance, net -- beginning of year..........................  $16,142,000   $28,338,000
Additions..................................................   18,966,000    10,339,000
Product translations.......................................    1,004,000       907,000
Write-down to net realizable value.........................   (3,637,000)   (6,201,000)
Sale of assets.............................................           --            --
Amortization expense charged to cost of revenues...........   (4,137,000)   (5,754,000)
                                                             -----------   -----------
Balance, net -- end of year................................  $28,338,000   $27,629,000
                                                             ===========   ===========

     The components of net capitalized software are summarized as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2002
                                                             -----------   -----------
Product translations.......................................  $ 2,729,000   $ 3,045,000
Acquired software technology...............................   10,608,000     8,828,000
Capitalized software development costs.....................   15,001,000    15,756,000
                                                             -----------   -----------
Balance, net -- end of year................................  $28,338,000   $27,629,000
                                                             ===========   ===========

     Total software development expenditures, including amounts expensed as incurred, amounted to approximately $40,498,000, $52,275,000, and $52,870,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     Included in acquired software technology at December 31, 2001 and 2002 is $892,000 and $446,000, respectively, of technology resulting from the purchase of Surveycraft Party Ltd. and Integral Solutions Ltd. (both of which occurred in
1998) and the VerbaStat product.

     Included in acquired software technology at December 31, 2001 and 2002 is $5,141,000 and $1,916,000, respectively, of technology, net of accumulated amortization resulting from the merger with NetGenesis Corp. and the acquisition of AOL/DMS technology (see Note 6) and the investment in Illumitek (see Note 7). The AOL/DMS and Illumitek technologies, net of accumulated amortization, were written off in 2002. The amounts written off were $1,600,000 and $784,000, respectively. The technology acquired in the AOL transaction was written off as it was replaced with SPSS software. Also included in acquired software technology at December 31, 2002 is $864,000 of technology resulting from the purchase of LexiQuest and netExs, both of which occurred in 2002 (see Note 6).

(4) GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Based on an analysis of economic characteristics and how the Company operates its business, the Company concluded it has a single reporting unit. The Company determined that no transitional impairment loss was required at January 1, 2002. The

                           SPSS INC. AND SUBSIDIARIES

Company's policy is to conduct an impairment test under SFAS No. 142 at December 31 of each year or when other impairment indicators are present. As of December 31, 2002, the Company determined that no impairment loss was required.

     Intangible asset data are as follows (in thousands):

                                                                  DECEMBER 31,
                                                -------------------------------------------------
                                                         2001                      2002
                                                -----------------------   -----------------------
                                                 GROSS                     GROSS
                                                CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                                 AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                                --------   ------------   --------   ------------
Amortizable intangible assets:
  Other intangible assets -- AOL/DMS sample...  $15,200       $  --       $15,200      $(3,132)
  Other intangible assets -- ISL trademark....      400        (120)          400         (160)
Unamortizable intangible assets:
  Goodwill....................................                            $53,560
  Other intangible assets.....................                              1,845
Aggregate amortization expense:
  For the year ended December 31, 2002........                            $ 3,172
Estimated amortization expense:
  For the year ended December 31, 2003........                            $ 3,785
  For the year ended December 31, 2004........                              4,481
  For the year ended December 31, 2005........                              3,922
  For the year ended December 31, 2006........                                 40
  For the year ended December 31, 2007........                                 40

     The following tables present the changes in the carrying amount of goodwill and other intangibles as of December 31, 2002 and December 31, 2001:

                                                                DECEMBER 31, 2001
                                                              ----------------------
                                                              GOODWILL   INTANGIBLES
                                                              --------   -----------
Balance at beginning of year................................  $ 8,106      $ 1,652
Amortization expense........................................   (1,462)        (320)
Goodwill and intangibles acquired...........................   38,466       17,493
                                                              -------      -------
Balance at end of year......................................  $45,110      $18,825
                                                              =======      =======

                                                                DECEMBER 31, 2002
                                                              ----------------------
                                                              GOODWILL   INTANGIBLES
                                                              --------   -----------
Balance at beginning of year................................  $45,110      $18,825
Amortization expense........................................       --       (3,172)
Transfer from intangibles to goodwill.......................    1,521       (1,521)
Adjustments to previously recorded goodwill.................   (1,365)          --
Goodwill and intangibles acquired...........................    8,294           21
                                                              -------      -------
Balance at end of year......................................  $53,560      $14,153
                                                              =======      =======

                           SPSS INC. AND SUBSIDIARIES

     The following table presents pro forma net income and net income (loss) per share in all periods presented excluding goodwill amortization expense:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2000        2001        2002
                                                          --------   ----------   ---------
Reported net income (loss)..............................   $5,915     $(21,232)    $(7,899)
Add back: Goodwill amortization, net of tax.............      725          965          --
                                                           ------     --------     -------
Adjusted net income (loss)..............................    6,640      (20,267)     (7,899)
                                                           ======     ========     =======
BASIC NET INCOME (LOSS) PER SHARE:
Reported net income (loss)..............................   $ 0.44     $  (1.52)    $ (0.47)
Add back: Goodwill amortization, net of tax.............     0.05         0.07          --
                                                           ------     --------     -------
Adjusted net income (loss)..............................     0.49        (1.45)      (0.47)
                                                           ======     ========     =======
FULLY DILUTED NET INCOME (LOSS) PER SHARE:
Reported net income (loss)..............................   $ 0.41     $  (1.52)    $ (0.47)
Add back: Goodwill amortization, net of tax.............     0.05         0.07          --
                                                           ------     --------     -------
Adjusted net income (loss)..............................     0.46        (1.45)      (0.47)
                                                           ======     ========     =======

(5) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                           2001          2002            USEFUL LIVES
                                        -----------   -----------   -----------------------
Copyrights and trademarks.............  $ 2,232,000   $ 2,252,000   10 years -- indefinite
Customer relationships................    1,685,000            --   5-10 years
Sample related to AOL transaction.....   15,200,000    15,200,000   4 years
Workforce.............................      695,000            --   5 years
                                        -----------   -----------
                                         19,812,000    17,452,000
Less accumulated amortization.........     (987,000)   (3,299,000)
                                        -----------   -----------
                                        $18,825,000   $14,153,000
                                        ===========   ===========

     On January 1, 2002, workforce of $469,000 and customer relationships of $1,052,000 (intangible asset balance of $2,380,000 less accumulated amortization of $859,000) was included in goodwill in accordance with SFAS No. 142.

(6) ACQUISITIONS AND DIVESTITURES

  ACQUISITIONS

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

     The consolidated statement of income for the year ended December 31, 2000, reflects the impact of ShowCase operating results for the three months ended March 31, 2000, which are also included in the year

                           SPSS INC. AND SUBSIDIARIES
ended December 31, 1999 consolidated statement of income due to differences in reporting periods reflective to SPSS. The revenues and net loss of ShowCase included more than once were $10,865,000 and ($1,209,000), respectively.

     On October 22, 2001, SPSS entered into a strategic alliance with America Online, Inc. (AOL) through its Digital Marketing Services (DMS) subsidiary, in which SPSS has acquired certain operating assets and the exclusive rights to distribute survey sample data drawn from AOL members and users of AOL's other interactive properties. The agreement will provide SPSS additional opportunities to market its products to market research partners and provide revenues from services provided to current and future customers. SPSS will pay AOL $42 million in consideration over four years and assume primary responsibility for servicing the current group of AOL market research partners. Consideration due to AOL will be in the form of $12 million of SPSS common stock and $30 million in cash. The cash portion is payable in 15 equal quarterly installments of $1,812,500 over a four-year period with the initial payment being $2,812,500, which was paid in October 2001. The common stock consideration will be paid in annual installments of $3 million of SPSS common stock based upon the then current fair value. The first installment, calculated to be 158,228 shares, was issued in October 2001. The second installment, calculated to be 291,828 shares, was issued in October 2002. Subsequent issuances of common stock will result in a transfer of the par value of shares issued from additional paid-in capital to common stock. Through DMS, AOL will provide SPSS with online survey respondents ("Sample") who have been provided incentives to participate in online studies as well as transfer to SPSS the software and other assets essential to operating the business. Sample provided by AOL will be expensed as incurred. Sample provided by AOL in excess of committed annual thresholds established in the agreement will be paid by SPSS at the completion of the annual period. The original term of the agreement to provide Sample exclusively to SPSS is four years and is subject to renewal. Either party may terminate this portion of the agreement upon certain events as described in the agreement. The purchase price was allocated to the estimated fair value of the assets received based upon a third party valuation and are summarized as follows:

                                    PURCHASED                                 PURCHASE
COMPANY NAME                         SOFTWARE     GOODWILL       SAMPLE         PRICE
------------                        ----------   -----------   -----------   -----------
AOL...............................  $2,000,000   $22,382,000   $15,200,000   $39,582,000

     In 2002, SPSS recognized revenues related to its strategic alliance with AOL of approximately $6,200,000. The Company realized expenses related to this alliance of approximately $7,750,000, including $3,132,000 and $300,000 in amortization costs for the purchased sample and software, respectively, as well as computing expenses of approximately $850,000, personnel costs of approximately $2,680,000, and facilities and other operating expenses of approximately $788,000. SPSS management believes that, prior to the alliance, AOL, through its DMS subsidiary, generated approximately $6,000,000 in annual revenues related to its distribution of survey sample data drawn from AOL members and users of AOL's other interactive properties.

     On October 26, 2001, SPSS Inc., Red Sox Acquisition Corp., and NetGenesis Corp., each Delaware corporations, entered into an Agreement and Plan of Merger under which NetGenesis shareholders would receive 0.097 shares of SPSS common stock for each share of NetGenesis common stock upon the closing of the transaction. This share exchange ratio for the merger was established through negotiations between SPSS and NetGenesis. The closing of the merger occurred on December 21, 2001 with SPSS issuing approximately 2,294,065 shares of common stock for substantially all the outstanding shares of NetGenesis. The merger was accounted for as a purchase. Prior to the merger with SPSS, NetGenesis was the leading provider of E-Metrics solutions for Global 2000 companies. The combination of SPSS Inc. and NetGenesis technology and expertise expands SPSS's offerings to include a new, more powerful set of online analytical capabilities, combining online and offline data analysis in one comprehensive offering, from one organization. SPSS integrated NetGenesis into the Company's predictive analytic application offerings. The purchase price was

                           SPSS INC. AND SUBSIDIARIES
allocated to the estimated fair value of the assets received and liabilities assumed based upon a third party valuation and are summarized as follows:

                                                                TRADEMARKS
                                     ACQUIRED                       AND            NET
                       PURCHASED    IN-PROCESS                   CUSTOMER       TANGIBLE      PURCHASE
COMPANY NAME            SOFTWARE    TECHNOLOGY    GOODWILL     RELATIONSHIPS     ASSETS         PRICE
------------           ----------   ----------   -----------   -------------   -----------   -----------
NetGenesis Corp......  $2,464,000   $2,288,000   $10,254,000    $2,292,000     $25,971,000   $43,269,000

     Merger costs of approximately $3,802,000 were recorded as a result of fourth quarter 2001 acquisitions. These costs include employee severance, consulting and finder fee expenses and various other expenses (See Note 13).

     On January 31, 2002, SPSS acquired all of the issued and outstanding shares of capital stock of LexiQuest, S.A., a corporation organized under the laws of France. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, dated as of January 31, 2002 and amended as of March 16, 2002, by and among SPSS, LexiQuest and the owners of all of the issued and outstanding shares of capital stock of LexiQuest. Under French law, LexiQuest employees retained options to purchase shares of LexiQuest capital stock, which could be exercised in the future to acquire a de minimis percentage of LexiQuest's issued and outstanding shares of capital stock.

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

     Under the terms of the stock purchase agreement and a separate escrow agreement, the guaranteed portion of the purchase price was deposited with Bank One NA (as successor by merger to American National Bank and Trust Company of Chicago) as escrow agent. The parties entered into the separate escrow agreement to establish an escrow fund of $2,500,000 to compensate SPSS for any losses it might incur by reason of any breach of: (a) the representations and warranties of LexiQuest or (b) any covenant or obligation of LexiQuest or the former shareholders of LexiQuest, identified in the stock purchase agreement. The guaranteed portion of the purchase price will remain in escrow until January 30, 2003, or until all of the conditions for its release have been satisfied under the terms of the stock purchase agreement and the escrow agreement. On January 31, 2003, SPSS made a claim in the amount of $1,735,534 against the escrow fund. SPSS and the LexiQuest shareholder representative are currently in the process of negotiating this claim. If they are unable to resolve this claim, it will be resolved pursuant to the dispute resolution procedures set forth in the Stock Purchase Agreement.

                           SPSS INC. AND SUBSIDIARIES

     The purchase price was allocated to the estimated fair value of the assets received and liabilities assumed based upon a third party valuation and are summarized as follows:

                                    ACQUIRED
                       PURCHASED   IN-PROCESS                LIABILITIES   CAPITALIZED     PURCHASE
COMPANY NAME           SOFTWARE    TECHNOLOGY    GOODWILL      ASSUMED     MERGER COSTS     PRICE
------------           ---------   ----------   ----------   -----------   ------------   ----------
LexiQuest............  $770,000     $150,000    $7,603,000   $(3,178,000)  $(2,845,000)   $2,500,000

     The pro forma impact of this acquisition is not material to the results of operations during the twelve months ended December 31, 2002. Including this loss with the Company's results of operations for the year ended December 31, 2001, would have resulted in pro forma net loss and loss per share of $39,043,000, and $2.80, respectively.

     On June 20, 2002, SPSS acquired the assets described below from netExs LLC, a Wisconsin limited liability company. The terms and conditions of the asset purchase are specified in an Asset Purchase Agreement, dated June 20, 2002, by and among SPSS, netExs and the members of netExs listed as signatories thereto.

     The assets purchased by SPSS include: (a) all ownership rights in netExs software and related documentation, copyrights, trademarks, service marks, brand names, trade names, trade dress, commercial symbols and other indications of origin, patents and applications for patents, proprietary information and trade secrets and other proprietary rights; (b) identified tangible personal property of netExs; (c) identified accounts and accounts receivable; and (d) identified contracts.

     The technology acquired from netExs consists of zero-client Web-enabled user interface technology for query and reporting functions that are tightly integrated with Microsoft SQL Server 2000 Analysis Services. SPSS considers the acquired technology important to serving the analytical reporting needs of the sizeable number of its customers and prospects that it believes are adopting Microsoft's platform.

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

     The following summary presents information concerning the purchase price allocation for the netExs acquisition accounted for under the purchase price method.

                                 PURCHASED                            OTHER     PURCHASE
COMPANY NAME                     SOFTWARE    TRADEMARKS   GOODWILL   ASSETS      PRICE
------------                     ---------   ----------   --------   -------   ----------
netExs.........................  $242,000     $19,000     $691,000   $48,000   $1,000,000

     The pro forma impact of this acquisition is not material to the results of operations during the twelve months ended December 31, 2001 and 2002.

                           SPSS INC. AND SUBSIDIARIES

  DIVESTITURES

     On May 11, 2000, SPSS sold substantially all of the assets of its QI Analyst business to Wonderware Corporation for approximately $2,000,000, recording a gain in other income of $1,397,000.

(7) INVESTMENT IN CONSOLIDATED SUBSIDIARY

     On March 30, 2001, SPSS purchased 50% of the then-issued and outstanding shares of common stock of Illumitek Inc. for $2,000,000. Subsequent to its initial investment, SPSS issued Illumitek a note receivable of $3,250,000 due on December 31, 2004. In the fourth quarter of 2001, SPSS began advancing Illumitek funds to meet ongoing obligations. Jack Noonan, President and Chief Executive Officer of SPSS, and Mark Battaglia, the former President, SPSS Business Intelligence, served as directors of Illumitek until September 30, 2002, the date on which they resigned as Illumitek directors. Mr. Noonan also served as a member of the Compensation Committee of the Board of Directors of Illumitek until September 30, 2002. Following their resignation, Illumitek's shareholders agreed to terminate the company's operations, wind up its affairs and liquidate. This decision was finalized by October 28, 2002. As part of the liquidation, Illumitek agreed to transfer to SPSS Illumitek's nViZn platform, in which SPSS had been granted a security interest. nViZn is a development platform for creating or embedding interactive, visual analysis applications that combine the power of predictive analytics, data visualization, and user interactivity. In exchange for the assignment of this asset, SPSS released Illumitek of its obligations under the note receivable, pursuant to an Assignment and Release Agreement dated October 31, 2002. SPSS acquired the nViZn platform, but did not record an asset, as its recoverability was uncertain.

     In addition, SPSS wrote off the value of its equity investment in Illumitek over a one and a half year period. Under the equity method of accounting, followed until September 30, 2001, SPSS recorded a reduction in the value of its investment to reflect its portion of Illumitek's net loss. Subsequent to September 30, 2001, the results and accounts of Illumitek were consolidated with those of SPSS until its liquidation.

(8) COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

     The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 2002:

                  YEAR ENDING DECEMBER 31,                       AMOUNT
                  ------------------------                     -----------
2003........................................................   $11,597,000
2004........................................................     9,505,000
2005........................................................     7,849,000
2006........................................................     5,815,000
2007........................................................     3,155,000
Thereafter..................................................    12,531,000
                                                               -----------
                                                               $50,452,000
                                                               ===========

     Rent expense related to operating leases was approximately $8,500,000, $9,081,000 and $12,821,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

                           SPSS INC. AND SUBSIDIARIES

  HYPERION SOLUTIONS

     Through its strategic relationship with Hyperion Solutions, SPSS has the exclusive right to distribute the Essbase/400 software. Hyperion Solutions still maintains some limited distribution rights under the terms of the strategic relationship.

     The exclusive Essbase/400 distribution rights of SPSS are conditioned upon payment of minimum royalties of $2,500,000 in 2002 with an increase of twenty percent each year thereafter. Hyperion Solutions also has the right to buy-back the distribution rights so long as it gives SPSS twelve months prior written notice of its intent to exercise the buy-back right. If SPSS does not make the minimum royalty payments, SPSS has the option of paying the remaining balance of the royalty payments to retain exclusive distribution rights.

  LITIGATION

     SPSS Inc. has been named as a defendant in a lawsuit filed on December 6, 2002 in the United States District Court for the Southern District of New York, under the caption Basu v. SPSS Inc., et al., Case No. 02CV9694. The complaint alleges that, in connection with the issuance and initial public offering ("IPO") of shares of common stock of NetGenesis Corp., the registration statement and prospectus filed with the Securities and Exchange Commission in connection with the IPO contained material misrepresentations and/or omissions. The alleged violations of the federal securities laws took place prior to the effective date of the merger in which SPSS's acquisition subsidiary merged with and into NetGenesis Corp. NetGenesis Corp. is now a wholly owned subsidiary of SPSS. Other defendants to this action include the former officers and directors of NetGenesis Corp. and the investment banking firms that acted as underwriters in connection with the IPO. The plaintiff is seeking unspecified compensatory damages, prejudgment and post-judgment interest, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the Court. The Company intends to vigorously defend itself against the claims set forth in the complaint.

     SPSS may become a party to various claims and legal actions arising in the ordinary course of business.

(9) MARKETABLE SECURITIES

     The Company invests its excess cash primarily in short and long-term investments that are classified as available-for-sale marketable securities.

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
                                                              ==========   ==========

     In calculating realized gains and losses, cost is determined using specific identification. SPSS recorded no realized gains in 2000, 2001 or 2002. Unrealized gains and losses on short-term investments and marketable securities are excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 2001, unrealized gains, net of tax, on short-term investments and marketable securities were $165,000. There were no marketable securities as of December 31, 2002.

                           SPSS INC. AND SUBSIDIARIES

(10) OTHER ASSETS

     Other assets consist of the following at December 31,:

                                                                2001         2002
                                                             ----------   ----------
Investments in nonmarketable equity securities.............  $  554,000   $  554,000
Deposit supporting letter of credit........................   1,680,000    1,760,000
Deposits...................................................     996,000    1,456,000
Note receivable, less current portion......................   1,020,000    1,129,000
Employee notes receivable..................................     492,000      453,000
Other......................................................   1,038,000    1,313,000
                                                             ----------   ----------
                                                             $5,780,000   $6,665,000
                                                             ==========   ==========

     Future receipts, reflecting principal and interest under the note receivable at December 31, 2002, are as follows: $193,000 in 2003; $193,000 in 2004; $193,000 in 2005 and the balance in 2006. The note carries interest at a rate of 100 basis points over the five-year U.S. swap rate, which was 3.14% at December 31, 2002.

     A deposit supporting a letter of credit of $1,680,000 was restricted as of December 31, 2001 and $1,760,000 was restricted as of December 31, 2002 in connection with the Company's leased facilities in Cambridge, MA. This restricted investment is classified as a long-term other asset.

(11) OTHER NON-CURRENT LIABILITIES

     SPSS has a mortgage on its freehold property, which houses the SPSS Limited Quantime offices in London, England. The mortgage is held by Norwich Union Investment Management of Norwich, England and is a fixed 12.04%, 18-year mortgage expiring in January 2010. The annual principal and interest payments total British Pounds Sterling (GBP) 109,692 (approximately $177,000). The current portion of this debt is GBP 41,827 (approximately $61,000) and GBP 47,015 (approximately $76,000) and is included in "Other Accrued Liabilities" as of December 31, 2001 and 2002, respectively. The non-current balance in "Other non-current liabilities" on the Consolidated Balance Sheets as of December 31, 2001 and 2002 is GBP 509,165 (approximately $728,000) and GBP 484,970
(approximately $781,000).

(12) FINANCING ARRANGEMENTS

     In May 2000, SPSS revised its loan agreement with Bank One, NA (as successor by merger to American National Bank and Trust Company of Chicago). Under this loan agreement, SPSS had an available $20,000,000 unsecured line of credit with Bank One, under which borrowings bear interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. The Company's agreement with Bank One required SPSS to comply with certain specified financial ratios and tests, and, among other things, restricted the Company's ability to:

     - incur additional indebtedness;

     - create liens on assets;

     - make investments;

     - engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity;

     - sell assets;

     - engage in certain transactions with affiliates; and

     - amend its organizational documents or make changes in capital structure.

                           SPSS INC. AND SUBSIDIARIES

     SPSS was not in compliance with certain covenants in the loan agreement at the end of each 2002 fiscal quarter and received a waiver from Bank One as of the end of each quarter, and as of December 31, 2002. In connection with these waivers, SPSS agreed to amend the terms of the Bank One borrowing arrangement to renew the revolving credit facility for an amount not to exceed $8,500,000. In addition, SPSS agreed to secure its bank borrowings with both its domestic accounts receivable and general intangibles and the assets of SPSS U.S. Inc., a wholly owned subsidiary of SPSS.

     As of December 31, 2002, SPSS had $8,500,000 outstanding under its line of credit with Bank One. On December 31, 2001, SPSS had $1,175,000 in borrowings under the line of credit.

     On March 31, 2003, SPSS entered into a new four (4) year, $25 million credit facility with Foothill Capital Corporation. The Foothill facility includes a four (4) year term loan in the amount of $10,000,000 and a revolving line of credit. The maximum amount SPSS may borrow under the revolving line of credit portion of the facility will depend upon the value of SPSS's eligible accounts receivable generated within the United States. On April 1, 2003, SPSS paid all of its outstanding obligations to Bank One and terminated the Bank One line of credit. Additionally, the Company has immediate availability of $2,500,000 under the revolving line of credit.

     The terms and conditions of the Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon SPSS's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Foothill. The term loan of $10,000,000 will be paid down evenly over the four
(4) year period (i.e., $2,500,000 per year over the next four (4) years). As a result of the refinancing, $6,000,000 of the Company's line of credit borrowings of $8,500,000 that existed as of December 31, 2002 have been classified as long-term.

     The Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure.

     The facility is secured by all of SPSS's assets located in the United
States.

     Showcase Corporation, a Minnesota corporation and wholly owned subsidiary of SPSS, and NetGenesis Corp., a Delaware corporation and wholly owned subsidiary of SPSS, have guaranteed the obligations of SPSS under the Loan and Security Agreement. This guaranty is secured by all of the assets of Showcase and NetGenesis.

     SPSS intends to fund its future capital needs through operating cash flows and borrowings on our new credit facility. SPSS anticipates that amounts available from cash and cash equivalents on hand, under its line of credit, and cash flows generated from operations, will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms or at all.

                           SPSS INC. AND SUBSIDIARIES

(13) OTHER INCOME (EXPENSE) SPECIAL GENERAL AND ADMINISTRATIVE CHARGES, AND MERGER-RELATED COSTS

     Other income (expense) consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2000          2001          2002
                                                -----------   -----------   -----------
Interest and investment income................  $ 2,196,000   $   898,000   $   875,000
Interest expense..............................   (1,100,000)   (1,298,000)   (1,957,000)
Exchange gain (loss) on foreign currency
  transactions................................     (224,000)     (137,000)      752,000
Gain on sale of product line..................    1,397,000            --            --
Write-down in e-Intelligence investment.......           --      (782,000)           --
Other.........................................       49,000        98,000            --
                                                -----------   -----------   -----------
Total other income (expense)..................  $ 2,318,000   $(1,221,000)  $  (330,000)
                                                ===========   ===========   ===========

     Special general and administrative charges were $14,739,000 in 2001 and $9,037,000 in 2002, or 8% and 4% of net revenues in 2001 and 2002, respectively. Special general and administrative charges in 2001 included $4,200,000 of charges relating to the write-down of internal use software, $3,500,000 related to reductions in workforce, $2,000,000 for obsolete software write-offs, and other costs that did not meet the definition of "merger-related" costs under established guidelines. Special general and administrative charges in 2002 include costs related to the restructuring of the Company's field operations implemented in August 2002 and costs related to the NetGenesis, LexiQuest and netExs transactions, such as severance payments, retention and other bonuses, related travel expenses, and other costs. Special general and administrative charges in 2002 included $3,400,000 related to integration costs, $3,300,000 related to reductions in workforce, and $1,300,000 related to costs of vacated facilities.

     SPSS incurred merger-related costs of $10,139,000 in 2001 and $2,260,000 in 2002. Merger-related expenses relate to the Company's acquisitions made during 2001 and 2002 (see Note 6). Expenses in 2001 included $2,500,000 paid for investment banking and other professional fees, $2,700,000 of transaction-related bonuses paid to employees, severance costs and costs of closing excess office facilities and $1,700,000 related to write-offs of redundant software. Expenses in 2002 included professional fees of $900,000, severance of $200,000 and other costs of $1,100,000. These expenses were incurred subsequent to the consummation of the transactions. Certain other costs incurred prior to the consummation of the transactions were capitalized as part of the purchases.

(14) INCOME TAXES

     Income (loss) before income taxes and minority interest consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2000           2001           2002
                                              -----------   ------------   ------------
Domestic....................................  $(6,974,000)  $(43,939,000)  $(21,180,000)
Foreign.....................................   17,123,000     14,361,000     11,556,000
                                              -----------   ------------   ------------
                                              $10,149,000   $(29,578,000)  $ (9,624,000)
                                              ===========   ============   ============

                           SPSS INC. AND SUBSIDIARIES

     Income tax expense (benefit) consists of the following:

                                                CURRENT       DEFERRED        TOTAL
                                              -----------   ------------   ------------
Year ended December 31, 2000
  U.S. Federal..............................  $ 2,856,000   $ (7,142,000)  $ (4,286,000)
  State.....................................      926,000       (845,000)        81,000
  Foreign...................................    8,274,000        165,000      8,439,000
                                              -----------   ------------   ------------
                                              $12,056,000   $ (7,822,000)  $  4,234,000
                                              ===========   ============   ============
Year ended December 31, 2001
  U.S. Federal..............................  $  (294,000)  $(10,071,000)  $(10,365,000)
  State.....................................     (952,000)    (1,648,000)    (2,600,000)
  Foreign...................................    4,673,000        306,000      4,979,000
                                              -----------   ------------   ------------
                                              $ 3,427,000   $(11,413,000)  $ (7,986,000)
                                              ===========   ============   ============
Year ended December 31, 2002
  U.S. Federal..............................  $   349,000   $ (4,733,000)  $ (4,384,000)
  State.....................................     (287,000)      (234,000)      (521,000)
  Foreign...................................    3,531,000        146,000      3,677,000
                                              -----------   ------------   ------------
                                              $ 3,593,000   $ (4,821,000)  $ (1,228,000)
                                              ===========   ============   ============

     For the years ended December 31, 2000, 2001 and 2002, the reconciliation of the statutory Federal income tax rate of 34% to the Company's effective tax rate is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     2000          2001          2002
                                                  ----------   ------------   -----------
Income taxes using the Federal statutory rate of
  34%...........................................  $3,791,000   $(10,056,000)  $(3,272,000)
State income taxes, net of Federal tax
  benefit.......................................    (226,000)    (1,716,000)     (264,000)
Foreign taxes at net rates different from U.S.
  Federal rates.................................   2,463,000       (802,000)   (1,384,000)
Foreign tax credit..............................    (703,000)      (783,000)      552,000
Nondeductible write-off of in-process research
  and development...............................          --        778,000            --
Nondeductible loss arising from consolidated
  subsidiary....................................          --             --     2,537,000
Change in valuation allowance...................    (855,000)     3,366,000    (1,693,000)
Other, net......................................    (236,000)     1,227,000     2,296,000
                                                  ----------   ------------   -----------
                                                  $4,234,000   $ (7,986,000)  $(1,228,000)
                                                  ==========   ============   ===========

                           SPSS INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2002, are presented below:

                                                                2001          2002
                                                             -----------   -----------
Deferred tax assets:
  Accounts receivable principally due to allowance for
     doubtful accounts.....................................  $   189,000   $   180,000
  Inventories, principally due to additional costs
     inventoried for tax purposes pursuant to the Tax
     Reform Act of 1986....................................       65,000        57,000
  Compensated absences, principally due to accrual for
     financial reporting purposes..........................      292,000        97,000
  Foreign tax credit carryforwards.........................    2,144,000     2,577,000
  Research and experimentation credit carryforwards........    1,369,000     2,324,000
  Deferred rent............................................      702,000       721,000
  Plant and equipment, principally due to differences in
     depreciation and capitalized interest.................    1,085,000     1,300,000
  Deferred revenues........................................   17,243,000    15,226,000
  Foreign currency loss....................................      507,000       346,000
  Acquisition-related items................................    2,185,000     3,596,000
  U.S. net operating loss carryforwards....................    9,686,000     9,299,000
  Non-U.S. net operating loss carryforwards................      444,000       298,000
  Other....................................................    1,604,000     1,258,000
                                                             -----------   -----------
Total gross deferred tax assets............................   37,515,000    37,279,000
Less valuation allowance...................................   (5,981,000)   (4,288,000)
                                                             -----------   -----------
Net deferred tax assets....................................   31,534,000    32,991,000
                                                             -----------   -----------
Deferred tax liabilities:
  Capitalized software costs...............................    6,211,000     6,413,000
  Acquisition-related items................................    2,607,000       970,000
  Post-retirement benefits.................................    1,067,000       388,000
  Other....................................................    1,392,000       142,000
                                                             -----------   -----------
Total gross deferred tax liabilities.......................   11,277,000     7,913,000
                                                             -----------   -----------
Net deferred tax assets....................................  $20,257,000   $25,078,000
                                                             ===========   ===========

     The valuation allowance increased by $3,366,000 in 2001 and decreased by $1,693,000 in 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     As of December 31, 2002, SPSS had a U.S. net operating loss carryforward of approximately $27,015,000, the majority of which begin to expire in 2021.

     As of December 31, 2002, SPSS A/S, a Danish subsidiary, had a net operating loss carryforward of approximately $876,000, which began to expire in 2001.

                           SPSS INC. AND SUBSIDIARIES

     As of December 31, 2002, SPSS had a Federal research and experimentation credit carryforward and a foreign tax credit carryforward of approximately $2,324,000 and $2,577,000, respectively, which begin to expire in 2002 and 2004, respectively.

(15) EMPLOYEE BENEFIT PLANS

     Effective February 1, 1995, SPSS amended its 401(k) savings plan. Qualified employees may participate in the savings plan by contributing up to the lesser of 15% of eligible compensation or limits imposed by the U.S. Internal Revenue Code in a calendar year. SPSS makes a matching contribution of $500 for employees in the plan the entire year. In 1999, the plan year was changed to begin on December 31 of each year and end on December 30. SPSS made contributions of $221,000, $312,000, and $329,000 for 2000, 2001, and 2002,
respectively. These matching contributions were recorded as compensation expense.

     In 1993, SPSS implemented an employee stock purchase plan. The SPSS purchase plan provides that eligible employees may contribute up to 10% of their base salary per quarter towards the quarterly purchase of SPSS common stock. The employee's purchase price is 85% of the fair market value of the stock at the close of the first business day after the quarterly offering period. The total number of shares issuable under the purchase plan is 100,000. Effective October 2000, the plan was amended to calculate the share price as 85% of the lower of:
i) the closing market price of the stock on the first trading day of the quarter, or ii) the closing market price for the stock on the last trading day after the end of the quarter. During 2000, 16,545 shares were issued under the purchase plan at market prices ranging from $22.06 to $31.00. During 2001, 28,832 shares were issued under the purchase plan at market prices ranging from $15.56 to $22.06. During 2002, 33,818 shares were issued under the purchase plan at market prices ranging from $11.57 to $17.54.

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

     During April 2001, the ShowCase profit sharing plan was merged into the SPSS 401(k) savings plan. This plan allowed ShowCase employees to defer a portion of their income through contributions to the plan. At ShowCase's board of director's discretion, ShowCase matched a percentage of 6 employees' voluntary contributions, or made additional contributions. Employer contributions to the plan were $216,000 for the year ended December 31, 2000.

(16) RESEARCH AND DEVELOPMENT LIMITED PARTNERSHIPS

     SPSS entered into agreements with limited partnerships in 1981, 1982 and 1985 to perform research and development for new and existing computer software. Certain of the general and limited partners of these partnerships are officers of SPSS and under these agreements, SPSS incurred royalty expense to the partnerships of $252,000 for the year ended December 31, 2000. SPSS incurred no royalty expense related to these partnerships in 2001 and 2002 and there are no future payments or other obligations.

(17) STOCK OPTIONS AND EQUITY TRANSACTIONS

     On January 16, 1992, SPSS adopted a Stock Option Plan for some key employees. Options vest either immediately or over a four-year period. In September 1994, SPSS granted options to purchase 150,000 shares of common stock to the principal owners of SYSTAT. In addition, in June 1995, the stockholders of SPSS

                           SPSS INC. AND SUBSIDIARIES
adopted the 1995 Equity Incentive Plan which authorizes the Board of Directors, under some conditions, to grant stock options and shares of restricted stock to directors, officers, other key executives, employees and independent contractors.

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

     In 2002, SPSS terminated each of its existing equity incentive plans and the stockholders of SPSS adopted the 2002 Equity Incentive Plan. This plan authorizes the Board of Directors to award stock options and variety of other equity incentives to directors, executive officers, other key executives, employees and independent contractors of SPSS and any of its subsidiaries. Under this plan, there are 500,000 shares reserved for issuance upon the exercise of option rights that qualify as incentive stock options and 1,000,000 shares reserved for issuance upon the exercise of option rights that qualify as nonqualified stock options, appreciation rights or as restricted shares and released from substantial forfeiture thereof.

     The Company recognized compensation expense of $304,000 during 2000 related to accelerated vesting of options and change of employee status in accordance with FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation -- an Interpretation of APB 25. The Company recognized expense of approximately $88,000, $338,000 and $0 for the fiscal years ended December 31, 2000, 2001 and 2002, respectively, related to stock option grants to non-employees and restricted stock and restricted stock unit grants to employees.

Additional information regarding options is as follows:

                                 2000                   2001                   2002
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
                          OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                         ---------   --------   ---------   --------   ---------   --------
Outstanding at
  beginning of year....  2,766,969    $15.72    2,911,168    $17.93    3,493,144    $21.18
  Granted..............    743,167     21.86    1,270,559     23.97    1,176,862     16.65
  Forfeited............   (209,925)    13.09     (425,387)    18.18     (358,635)    33.58
  Exercised............   (389,043)    11.05     (263,196)     5.16     (144,829)     9.80
                         ---------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year.................  2,911,168     17.93    3,493,144     21.18    4,166,542     19.23
Options exercisable at
  year end.............  1,530,329     16.65    2,071,265     21.59    2,496,763     20.30

                           SPSS INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                         WEIGHTED
                                          AVERAGE     WEIGHTED                 WEIGHTED
                                         REMAINING    AVERAGE                  AVERAGE
                            OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------  -----------   -----------   --------   -----------   --------
     $0.72 - 3.24             29,476       2.60        $ 2.22        29,476     $ 2.22
      4.26 - 4.50             26,733       5.17          4.44        26,733       4.44
      5.98 - 10.93           147,988       3.00          7.58       147,988       7.58
    11.625 - 15.64           924,064       6.93         14.20       392,304      14.03
     16.00 - 17.0625         254,886       8.43         16.08       167,118      16.13
      17.5 - 24.00         2,217,883       7.69         19.88     1,215,409      20.09
    25.125 - 34.15           522,905       5.13         26.73       475,128      26.83
     40.92 - 185.57           42,607       7.59         82.43        42,607      82.43
                           ---------       ----        ------     ---------     ------
                           4,166,542       7.02        $19.23     2,496,763     $20.10

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

(18) RELATED PARTY TRANSACTIONS

     SPSS maintains a consulting agreement with Norman H. Nie Consulting L.L.C. whereby SPSS receives consulting services on various business related matters. Annual compensation under the agreement is $80,800 plus expenses. Norman Nie is the Chairman of the Board of Directors of SPSS. The agreement contains automatic one-year extensions unless terminated by either party

     As described in Note 6, SPSS purchased LexiQuest in January 2002. Norman Nie was the Chairman of the Board of Directors of LexiQuest and owned less than 1% of LexiQuest common stock at the date of the acquisition.

     Bernard Goldstein, a member of the Board of Directors of SPSS, served as a director of Broadview International, LLC during fiscal year 2002. In 2002, SPSS paid Broadview a total of $50,000 as a retainer for investment banking services provided by Broadview to SPSS. In addition, SPSS paid Broadview an additional $1,000,000 for services provided by Broadview in connection with the December 2001 merger of SPSS and NetGenesis. This $1,000,000 payment was made on January 18, 2002. As of December 31, 2002, Mr. Goldstein is no longer a director of Broadview.

     On June 20, 2002, SPSS acquired all of the assets of netExs LLC, a Wisconsin limited liability company. Jonathan Otterstatter, the Executive Vice President and Chief Technology Officer of SPSS, was a member of the Board of Managers of netExs. The aggregate purchase price of the netExs assets was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent components. The guaranteed portion of the purchase price consisted of a payment of $1,000,000. The contingent payments, if any, are capped at a total of $1,450,000 if fully earned. Mr. Otterstatter did not receive and will not receive any remuneration in connection with the transaction.

                           SPSS INC. AND SUBSIDIARIES

(19) ADDITIONAL FINANCIAL INFORMATION

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2000          2001          2002
                                                -----------   -----------   -----------
Revenues from training and consulting.........  $18,628,000   $21,624,000   $24,277,000

(20) RESTRUCTURING

     During the quarter ended September 30, 2002, the Company implemented a restructuring plan to reduce the Company's cost structure. The restructuring resulted in the Company recording $3,700,000 consisting primarily of the layoff of approximately 145 employees in the sales, marketing and administrative functions, and approximately $600,000 of lease terminations and other costs incurred in closing the Miami office. As of December 31, 2002, $227,000 of the restructuring charge remains in accrued liabilities.

(21) UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of the unaudited interim results of operations for each of the quarters ended in 2001 and 2002.

                            MAR. 31,     JUNE 30,   SEPT. 30,   DEC. 31,     MAR. 31,     JUNE 30,   SEPT. 30,   DEC. 31,
                              2001         2001       2001        2001         2002         2002       2002        2002
                            --------     --------   ---------   --------     --------     --------   ---------   --------
                                             (IN THOUSANDS, EXCEPT PERCENTAGE, SHARE AND PER SHARE DATA)
Net revenues:
  Analytical solutions....  $  4,258     $ 6,993     $11,025    $  8,150     $10,337      $10,228     $ 8,345    $10,251
  Market research.........     3,339       7,552       8,303      11,156       8,332       11,298       9,786     11,258
  Statistics..............    18,582      18,626      18,694      19,038      21,300       19,946      24,974     23,097
  ShowCase................    10,283      10,847       9,891       9,819       9,641       11,521       9,561      9,425
                            --------     -------     -------    --------     -------      -------     -------    -------
      Net revenues........    36,462      44,018      47,913      48,163      49,610       52,993      52,666     54,031
Operating expenses:
  Cost of revenues........     4,738       3,508       3,895       4,057       5,848        5,419       4,185      5,748
  Cost of revenues --
    software write-offs...        --          --          --       3,637          --           --       5,751         --
  Sales and marketing.....    28,824      29,480      27,322      26,401      30,754       30,627      30,567     28,855
  Research and
    development...........     7,180       8,837       8,204       8,084       8,108       11,994      11,322     10,200
  General and
    administrative(e).....     3,302       3,879       3,374       3,025       5,960        4,384       3,063      3,844
  Special general and
    administrative(a).....     1,967       1,806         924      10,042       1,655        1,537       4,663      1,182
  Merger-related(b).......     6,337          --          --       3,802       1,903          357          --         --
  Illumitek shut-down
    charges...............        --          --          --          --          --           --         518         --
  Acquired in-process
    technology(c).........        --          --          --       2,288         150           --          --         --
                            --------     -------     -------    --------     -------      -------     -------    -------
      Operating
         expenses.........    52,348      47,510      43,719      61,336      54,378       54,318      60,069     49,829
Operating income (loss)...   (15,886)     (3,492)      4,194     (13,173)     (4,768)      (1,325)     (7,403)     4,202
Other income (expenses)...      (815)       (547)        325         176         101          830         189     (1,450)
                            --------     -------     -------    --------     -------      -------     -------    -------

                           SPSS INC. AND SUBSIDIARIES

                            MAR. 31,     JUNE 30,   SEPT. 30,   DEC. 31,     MAR. 31,     JUNE 30,   SEPT. 30,   DEC. 31,
                              2001         2001       2001        2001         2002         2002       2002        2002
                            --------     --------   ---------   --------     --------     --------   ---------   --------
                                             (IN THOUSANDS, EXCEPT PERCENTAGE, SHARE AND PER SHARE DATA)
Income (loss) before
  income taxes and
  minority interest.......   (16,701)     (4,039)      4,519     (12,997)     (4,667)        (495)     (7,214)     2,752
Income tax expense
  (benefit)...............    (6,174)     (1,292)      1,879      (2,399)     (1,680)        (178)     (2,897)     3,527
                            --------     -------     -------    --------     -------      -------     -------    -------
Income (loss) before
  minority interest.......   (10,527)     (2,747)      2,640     (10,958)     (2,987)        (317)     (4,317)      (775)
Minority interest.........        --          --          --         360         439           58          --         --
                            --------     -------     -------    --------     -------      -------     -------    -------
Net income (loss).........  $(10,527)(d) $(2,747)    $ 2,640    $(10,598)(d) $(2,548)(d)  $  (259)    $(4,317)   $  (775)
                            ========     =======     =======    ========     =======      =======     =======    =======
Basic net income (loss)
  per share...............  $  (0.77)    $ (0.20)    $  0.19    $  (0.73)    $ (0.15)     $ (0.02)    $ (0.26)   $ (0.05)
                            ========     =======     =======    ========     =======      =======     =======    =======
Shares used in basic per
  share...................    13,639      13,721      13,782      14,543      16,782       16,821      16,840     17,103
                            ========     =======     =======    ========     =======      =======     =======    =======
Diluted net income (loss)
  per share...............  $  (0.77)    $ (0.20)    $  0.19    $  (0.73)    $ (0.15)     $ (0.02)    $ (0.26)   $ (0.05)
                            ========     =======     =======    ========     =======      =======     =======    =======
Shares used in diluted per
  share...................    13,639      13,721      14,142      14,543      16,782       16,821      16,840     17,103
                            ========     =======     =======    ========     =======      =======     =======    =======

                           SPSS INC. AND SUBSIDIARIES

                            MAR. 31,     JUNE 30,   SEPT. 30,   DEC. 31,     MAR. 31,     JUNE 30,   SEPT. 30,   DEC. 31,
                              2001         2001       2001        2001         2002         2002       2002        2002
                            --------     --------   ---------   --------     --------     --------   ---------   --------
                                             (IN THOUSANDS, EXCEPT PERCENTAGE, SHARE AND PER SHARE DATA)
Net revenues:
  Analytical solutions....       12%         16%         23%         17%         21%          19%         16%        19%
  Market research.........        9%         17%         17%         23%         17%          21%         19%        21%
  Statistics..............       51%         42%         39%         40%         43%          38%         47%        43%
  ShowCase................       28%         25%         21%         20%         19%          22%         18%        17%
                            --------     -------     -------    --------     -------      -------     -------    -------
      Net revenues........      100%        100%        100%        100%        100%         100%        100%       100%
Operating expenses:
  Cost of revenues........       13%          8%          8%          8%         12%          10%          8%        11%
  Cost of revenues --
    software write-offs...        --          --          --          8%          --           --         11%         --
  Sales and marketing.....       79%         67%         57%         55%         62%          58%         58%        53%
  Product development.....       20%         20%         17%         17%         16%          23%         21%        19%
  General and
    administrative(e).....        9%          9%          7%          6%         12%           8%          6%         7%
  Special general and
    administrative(a).....        5%          4%          2%         21%          3%           3%          9%         2%
  Merger-related(b).......       18%          --          --         11%          4%           1%          --         --
  Illumitek shut-down
    charges...............        --          --          --          --          --           --          1%         --
  Acquired in-process
    technology............        --          --          --          1%          --           --          --         --
                            --------     -------     -------    --------     -------      -------     -------    -------
      Operating
         expenses.........      144%        108%         91%        127%        109%         103%        114%        92%
                            --------     -------     -------    --------     -------      -------     -------    -------
Operating income(loss)....     (44)%        (8)%          9%       (27)%        (9)%         (3)%       (14)%         8%
Other income (expense)....      (2)%        (1)%          1%        (1)%          --           2%          --       (3)%
                            --------     -------     -------    --------     -------      -------     -------    -------
Income (loss) before
  income taxes and
  minority interest.......     (46)%        (9)%         10%       (28)%        (9)%         (1)%       (14)%         5%
Income tax expense
  (benefit)...............     (17)%        (3)%          4%        (5)%        (3)%           --        (6)%         6%
                            --------     -------     -------    --------     -------      -------     -------    -------
Income (loss) before
  minority interest.......     (29)%        (6)%          6%       (23)%        (6)%         (1)%        (8)%       (1)%
Minority interest.........        --          --          --          --          1%           --          --         --
                            --------     -------     -------    --------     -------      -------     -------    -------
Net income (loss).........     (29)%        (6)%          6%       (23)%        (5)%         (1)%        (8)%       (1)%
                            ========     =======     =======    ========     =======      =======     =======    =======

---------------

(a) Includes costs primarily related to professional fees associated with the ShowCase and NetGenesis acquisitions that did not meet the definition of merger costs under established guidelines, costs associated with the reduction in workforce and the write-down of obsolete internal use software.

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

(e) Includes provision for uncollectibles.

                                                                     SCHEDULE II

                                   SPSS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                ADDITIONS
                                         -----------------------
                           BALANCE AT    CHARGED TO   CHARGED TO     RESULTING                   BALANCE AT
                          BEGINNING OF   COSTS AND      OTHER      FROM BUSINESS                   END OF
      DESCRIPTION            PERIOD       EXPENSES     ACCOUNTS    COMBINATIONS    DEDUCTIONS      PERIOD
      -----------         ------------   ----------   ----------   -------------   -----------   ----------
2000
Allowance for doubtful
  accounts, product
  returns, and
  cancellations.........   $3,240,000    $  837,000   $3,067,000            --     $ 3,602,000   $3,542,000
Inventory obsolescence
  reserve...............       17,000       108,000           --            --          99,000       26,000
2001
Allowance for doubtful
  accounts, product
  returns, and
  cancellations.........   $3,542,000    $2,372,000   $7,284,000     1,075,000     $10,223,000   $4,050,000
Inventory obsolescence
  reserve...............       26,000       120,000           --            --         111,000       35,000
2002
Allowance for doubtful
  accounts, product
  returns, and
  cancellations.........   $4,050,000    $  869,000   $5,674,000            --     $ 5,464,000   $5,129,000
Inventory obsolescence
  reserve...............       35,000       120,000           --            --          91,000       64,000

                 See accompanying independent auditors' report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   BOARD OF DIRECTORS AND MANAGEMENT OF SPSS

OFFICES AND DIRECTORS

     The following table shows information as of March 14, 2003 with respect to each person who is an executive officer or director of SPSS.

NAME                                        AGE                        POSITION
----                                        ---                        --------
Norman Nie(3).............................  59    Chairman of the Board of Directors
Jack Noonan...............................  55    Director, President and Chief Executive Officer
Edward Hamburg............................  51    Executive Vice President, Corporate Operations,
                                                  Chief Financial Officer, and Secretary
Brian Zanghi..............................  43    Executive Vice President and Chief Operating
                                                  Officer
Jonathan Otterstatter.....................  43    Executive Vice President and Chief Technology
                                                  Officer
Ian Durrell...............................  60    President, SPSS Market Research
Susan Phelan..............................  46    Vice President and Chief of Staff, Field Operations
Patrick Dauga.............................  43    Vice President, Field Operations
Bernard Goldstein.........................  72    Director
Merritt Lutz(1)(3)........................  60    Director
Michael Blair(1)(2).......................  58    Director
Promod Haque..............................  54    Director
William Binch(1)(2).......................  63    Director
Kenneth Holec(2)..........................  48    Director

---------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Member of the Nominating Committee

     Norman Nie, Chairman of the Board and co-founder of SPSS, designed SPSS's original statistical software beginning in 1967 and has been a Director and Chairman of the Board since SPSS's inception in 1975. He served as Chief Executive Officer of SPSS from 1975 to 1991. In addition to his current responsibilities as Chairman of the Board, Dr. Nie is a research professor in Political Science at the Graduate School of Business at Stanford University and a professor emeritus in the Political Science Department at the University of Chicago. His research specialties include public opinion, voting behavior and citizen participation. He has received three national awards for his books in these areas. Dr. Nie received his Ph.D. from Stanford University.

     Jack Noonan has served as Director as well as President and Chief Executive Officer since joining SPSS in January 1992. Mr. Noonan was President and Chief Executive Officer of Microrim Corp., a developer of database software products, from 1990 until December 1991. Mr. Noonan served as Vice President of the Product Group of Candle Corporation, a developer of IBM mainframe system software, from 1985 to 1990. Mr. Noonan is a Director of Morningstar, Inc., Repository Technologies, Inc. and Fortel Inc. Mr. Noonan is a member of the advisory committee to Geneva Technology Partners, Inc.

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

     Brian Zanghi, Executive Vice President and Chief Operating Officer, joined SPSS following the merger with NetGenesis Corp. in December 2001. Mr. Zanghi was Executive Vice President and Chief Operating Officer of NetGenesis until the merger with SPSS. Before joining NetGenesis, Mr. Zanghi served as Executive Vice President at Instinctive Technologies. Prior to that time, he served as the President of PC DOCS, Inc. Mr. Zanghi received his B.A. in economics/business administration from Assumption College.

     Jonathan Otterstatter, Executive Vice President and Chief Technology Officer, joined SPSS following the merger with ShowCase Corporation in February 2001. Mr. Otterstatter was Senior Vice President, Technology and Services and a member of the executive committee of ShowCase until the merger with SPSS. Mr. Otterstatter joined ShowCase as Vice President, Development in May 1994 and was promoted to Senior Vice President, Technology and Services in May 1999. From 1983 to May 1994, Mr. Otterstatter was employed by IBM where his last position was senior development manager. Mr. Otterstatter holds a B.S. degree in computer science from the University of Wisconsin at LaCrosse and a M.S. degree in management of technology from the Massachusetts Institute of Technology.

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

     Susan Phelan, Vice President and Chief of Staff, Field Operations, joined SPSS in 1980. Ms. Phelan previously headed the Company's North American sales and services organization, in 1998 became Executive Vice President for worldwide sales of SPSS analytical solutions, and in 2001 was appointed President of the SPSS CustomerCentric Solutions Division. She assumed her current position in June 2002. Ms. Phelan received her MBA from the University of Illinois at Chicago.

     Patrick Dauga, Vice President, Field Operations of SPSS, joined SPSS following the merger with ShowCase Corporation in February 2001. Mr. Dauga assumed his current position in August 2002, prior to which he served as SPSS's President, ShowCase Division. Mr. Dauga was Executive Vice President, Worldwide Field Operations of ShowCase until the merger with SPSS. Mr. Dauga joined ShowCase as Vice President, European Operations in June 1997 and was promoted to Vice President, International in March 1998. From 1986 to 1997, Mr. Dauga worked at Comshare, Inc., a software company specializing in decision support systems, where his last position was vice president for southern Europe. Mr. Dauga holds a degree from Sup de Co Bordeaux, a business school in France.

     Bernard Goldstein has been a Director of SPSS since 1987. He is a past President of the Information Technology Association of America, the industry trade association of the computer service industry, and past Chairman of the Information Technology Foundation. Mr. Goldstein was a Director of Apple Computer Inc. until August 1997, and is currently a Director of Sungard Data Systems, Inc., Allscripts Healthcare Solutions Inc., and several privately held companies. He is a graduate of both the Wharton School of the University of Pennsylvania and the Columbia University Graduate School of Business.

     Merritt Lutz has been a Director of SPSS since 1988. He is currently an Advisory Director of Morgan Stanley, managing its strategic technology investments and partnerships. Previously, he was President of Candle Corporation, a worldwide supplier of systems software from 1989 to November 1993. Mr. Lutz is a Director of Interlink Electronics, Inc. (NASDAQ: LINK) and two privately held software companies: Algorithmics and Business Engine Software. He is a former Director of Information Technology Association of America and the NASDAQ Industry Advisory Committee. He holds a bachelors and masters degree from Michigan State University.

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

     Promod Haque has been a director of SPSS since the merger with ShowCase Corporation in February 2001. Dr. Haque was a director of ShowCase from March 1992 until the merger with SPSS. Dr. Haque joined Norwest Venture Partners, a venture capital firm, in November 1990 and is currently Managing Partner of Norwest Venture Partners VI, Norwest Venture Partners VII and Norwest Venture Partners VIII and General Partner of Norwest Venture Partners V and Norwest Equity Partners IV. Dr. Haque is a director of Extreme Networks, Inc., Primus Knowledge Solutions, Redback Networks, Inc. and several privately held companies. Dr. Haque holds an M.S. and a Ph.D. in electrical engineering and an M.M. from Northwestern University and a B.S. in electrical engineering from the University of New Delhi, India.

     William Binch has been a director of SPSS since the merger with ShowCase Corporation in February 2001. Mr. Binch was a director of ShowCase from 1999 until the merger with SPSS. Currently, Mr. Binch is the chairman and chief executive officer of SeeCommerce. Mr. Binch was senior vice president of worldwide operations for Hyperion Solutions from July 1997 to May 1999. Prior to Hyperion, he was a senior executive for Business Objects and Prism, two business intelligence and data warehousing companies. In addition, Mr. Binch served as vice president of strategic accounts at Oracle Corporation. Mr. Binch has held sales and management positions at IBM, Intel and Fortune. He also is a director of three other technology companies: Ventaso, Inc., SeeCommerce, and Saama Technologies, Inc.

     Kenneth Holec has been a director of SPSS since the merger with ShowCase Corporation in February 2001. Mr. Holec was the president and chief executive officer and a member of the board of directors of ShowCase from November 1993 until the merger with SPSS. From 1985 to 1993, Mr. Holec was president and chief executive officer of Lawson Software, a provider of high-end financial and human resource management software solutions. Currently, Mr. Holec is a director of Stellent, Inc., a maker of Web-based content management products, Cysive, a provider of multi-channel software and services, and two other private companies.

     The SPSS Board of Directors is divided into three classes serving staggered three-year terms. Mr. Noonan, Dr. Haque and Mr. Blair are each serving a three-year term expiring at the 2003 annual meeting. Mr. Lutz and Mr. Holec are each serving a three-year term expiring at the 2004 annual meeting. Mr. Goldstein, Mr. Binch and Dr. Nie are each serving a three-year term expiring at the 2005 annual meeting. For a discussion of the nomination rights granted to specific stockholders of SPSS, see "Related Transactions-Stockholders Agreement." The executive officers named herein have terms expiring at the next annual meeting or when their successors are duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than ten percent of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our equity securities. SPSS believes, during fiscal year 2002, that its directors, executive officers and ten percent stockholders complied with all Section 16(a) filing requirements, with the following exceptions: (i) a late report on Form 3 filed by Brian Zanghi regarding his initial beneficial ownership of SPSS common stock upon being elected as an executive officer of SPSS and (ii) a report on Form 4 filed by Kenneth Holec regarding three sales of shares of SPSS common stock by Mr. Holec on January 4, 2002, January 8, 2002 and January 9, 2002, respectively, was filed with the Commission via overnight mail in a timely manner on February 1, 2002; however, the Form 4 was not stamped "received" by the Commission until February 19, 2002. In making this statement, SPSS has relied upon examination of the copies of Forms 3, 4 and 5 provided to SPSS and the written representations of its directors, officers and ten percent stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables show (a) the compensation paid or accrued by SPSS to the Chief Executive Officer, and each of the four most highly compensated officers of SPSS, other than the CEO, serving on December 31, 2002 (the "named executive officers") for services rendered to SPSS in all capacities during 2000, 2001 and 2002, (b) information relating to option grants made to the named executive officers in 2002 and (c) certain information relating to options held by the named executive officers. SPSS made no grants of freestanding stock appreciation rights ("SARs") in 2000, 2001 or 2002, nor did SPSS make any awards in 2000, 2001 or 2002 under any long-term incentive plan.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM COMPENSATION
                                                                           -----------------------------------
                                                                                    AWARDS
                                         ANNUAL COMPENSATION               -------------------------   PAYOUTS
                               ----------------------------------------    RESTRICTED    SECURITIES    -------
                                  SALARY                   OTHER ANNUAL      STOCK       UNDERLYING     LTIP
NAME AND                       COMPENSATION     BONUS      COMPENSATION     AWARD(S)    OPTIONS/SARS   PAYOUTS   ALL OTHER
PRINCIPAL POSITION      YEAR       ($)           ($)           ($)            ($)          (#)(1)        ($)        ($)
------------------      ----   ------------    --------    ------------    ----------   ------------   -------   ---------
Jack Noonan,..........  2002     $310,000      $159,125          None       $ 41,970(2)    70,000       None       None
  President and Chief   2001     $310,000      $113,958          None           None      141,077(3)    None       None
  Executive Officer     2000     $275,000      $132,750          None           None       50,000       None       None
Edward Hamburg,.......  2002     $224,000      $ 59,000          None       $ 41,970(4)    40,000       None       None
  Executive Vice        2001     $224,000      $ 29,333          None       $397,258(5)    50,000       None       None
  President, Corporate  2000     $200,000      $ 56,000          None           None       25,000       None       None
  Operations, Chief
  Financial Officer
  and Secretary
Brian Zanghi,.........  2002     $250,000      $ 52,500      $ 72,000(6)        None      145,000       None       None
  Executive Vice        2001     $215,000(7)   $ 15,000(7)   $ 38,531(8)    $518,242(9)      None       None       None
  President, Chief      2000          N/A           N/A           N/A            N/A          N/A        N/A        N/A
  Operating Officer
Jonathan
  Otterstatter,.......  2002     $210,000      $ 51,688          None           None       40,000       None       None
  Executive Vice        2001     $233,409(10)  $ 88,313(10)       None          None       45,000       None       None
  President, Chief      2000          N/A           N/A           N/A            N/A          N/A        N/A        N/A
  Technology Officer
Patrick Dauga,........  2002     $216,000(11)  $164,236(11)   $175,000(12)      None       45,000       None       None
  Executive Vice        2001     $216,000(13)  $ 44,370(14)   $ 25,000(15)      None       49,000       None       None
  President, Field      2000          N/A           N/A           N/A           None          N/A        N/A        N/A
  Operations

---------------

 (1) Amounts reflected in this column are for grants of stock options for the common stock of SPSS. No stock appreciation rights have been issued by SPSS.

 (2) On December 31, 2002, Mr. Noonan held 3,000 shares of restricted common stock having a market value, based on the closing price of the common stock on that date, of $41,970. The restriction on these shares of common stock lapsed on January 1, 2003.

 (3) Securities Underlying Options/SARs for Mr. Noonan in fiscal year 2001 include 41,077 "reload" options granted to Mr. Noonan after Mr. Noonan surrendered shares of SPSS common stock to pay the exercise price of his options.

 (4) On December 31, 2002, Dr. Hamburg held 3,000 shares of restricted common stock having a market value, based on the closing price of the common stock on that date, of $41,970. The restriction on these shares of common stock lapsed on January 1, 2003.

 (5) On December 31, 2001, Dr. Hamburg held 37,195 shares of restricted common stock having a market value, based on the closing price of the common stock on that date, of $397,258, which were granted to replace 30,700 of stock options granted in 1991 and expired in 2001.

 (6) During 2002, SPSS forgave Mr. Zanghi's obligation to make interest payments in the aggregate amount of $7,000 owed with respect to Mr. Zanghi's indebtedness to NetGenesis Corp. and assumed by SPSS following the merger of the two Companies. See Item 12 under the section entitled "Transactions with Brian Zanghi." Mr. Zanghi received a $65,000 sign-on bonus.

 (7) Salary and Bonus Compensation for Mr. Zanghi in fiscal year 2001 reflect amounts paid to Mr. Zanghi by NetGenesis Corp. before the effective date of the merger of SPSS and NetGenesis in December 2001.

 (8) During 2001, NetGenesis made a salary advance to Mr. Zanghi in the amount of $38,531. This indebtedness was forgiven by NetGenesis.

 (9) As of December 31, 2001, Mr. Zanghi held zero shares of restricted stock and the aggregate value of his restricted share holdings was $0. On June 25, 2001, prior to the close of the December 2001 merger of SPSS and NetGenesis, NetGenesis granted to Mr. Zanghi 330,000 restricted shares of NetGenesis common stock. Instead of using the closing price of NetGenesis stock on July 25, 2001 to value Mr. Zanghi's restricted stock award, the value set forth above was calculated using both the closing price of SPSS stock on July 25, 2001 ($16.19) and the conversion ratio used in exchanging NetGenesis shares for SPSS shares (0.097). Despite the value of this grant, the aggregate value of Mr. Zanghi's restricted share holdings was $0 on December 31, 2001 because all of Mr. Zanghi's restricted shares vested immediately upon the consummation of the merger.

(10) Salary Compensation for Mr. Otterstatter in fiscal year 2001 reflects $175,000 in base salary received from ShowCase Corporation from January to March 2001 for services rendered prior to the merger of SPSS and ShowCase and $177,500 in base salary received from SPSS from April to December 2001 for services rendered as an officer of SPSS following the merger. Bonus Compensation for Mr. Otterstatter reflects $73,000 in cash bonuses received from ShowCase for services rendered prior to the merger of SPSS and ShowCase and $15,303 in cash bonuses received from SPSS for services rendered as an officer of SPSS following the merger.

(11) Base Compensation and Bonus Compensation for Mr. Dauga in fiscal year 2002 was earned pursuant to the Service Agreement between SPSS and Mr. Dauga, as more particularly described under the section entitled "Service Agreement with Patrick Dauga."

(12) During 2002, Mr. Dauga received compensation in the amount of $150,000 for personal relocation expenses in connection with move from France to the United States. This payment was made pursuant to the Service Agreement between SPSS and Mr. Dauga. In addition, additional funds were paid to Mr. Dauga for deposit into his individual retirement account. This $25,000 sum is not provided in the Service Agreement between SPSS and Mr. Dauga, but is deemed by SPSS as compensation to Mr. Dauga.

(13) Salary Compensation for Mr. Dauga in fiscal year 2001, earned pursuant to the Service Agreement between SPSS and Mr. Dauga, reflects $216,000 in base salary received from SPSS after the merger of SPSS and ShowCase in February 2001.

(14) Bonus Compensation for Mr. Dauga in fiscal year 2001 was earned pursuant to the Service Agreement between SPSS and Mr. Dauga.

(15) During 2001, funds were paid to Mr. Dauga for deposit into his individual retirement account. This $25,000 is not provided in the Service Agreement between SPSS and Mr. Dauga, but is deemed by SPSS as compensation to Mr. Dauga.

     The following table shows the number of options to purchase common stock granted to each of the named executive officers during 2002.

                2002 OPTION/STOCK APPRECIATION RIGHTS GRANTS(1)

                                              INDIVIDUAL
                                                GRANTS
                                              PERCENT OF                            POTENTIAL REALIZABLE VALUE
                               NUMBER OF        TOTAL                               AT ASSUMED ANNUAL RATES OF
                               SECURITIES    OPTIONS/SARS   EXERCISE     LATEST      STOCK PRICE APPRECIATION
                               UNDERLYING     GRANTED TO    OR BASE     POSSIBLE        FOR OPTION TERM(2)
                              OPTIONS/SARS   EMPLOYEES IN    PRICE     EXPIRATION   ---------------------------
NAME                           GRANTED(#)        2002        ($/SH)       DATE         5%($)          10%($)
----                          ------------   ------------   --------   ----------   ------------   ------------
Jack Noonan.................     70,000          6.89%       $19.09     01/01/12     $  840,392     $2,129,718
Edward Hamburg..............     40,000          3.94%       $19.09     01/01/12     $  480,224     $1,216,982
Brian Zanghi................    120,000         11.81%       $19.09     01/01/12     $1,440,672     $3,650,945
                                 25,000          2.46%       $19.09     01/01/12     $  300,140     $  760,614
Jonathan Otterstatter.......     40,000          3.94%       $19.09     01/01/12     $  480,224     $1,216,224
Patrick Dauga...............     25,000          2.46%       $19.09     01/01/12     $  300,140     $  760,614
                                 20,000          1.97%       $14.43     12/17/12     $  181,499     $  459,954

---------------
(1) Except as specified in the immediately following sentence, the options that expire on January 1, 2012 were granted as of January 2, 2002, and had a four-year vesting schedule. The grant of an option to purchase 25,000 shares of common stock of SPSS to Brian Zanghi that expires on January 1, 2012 was granted as of January 2, 2002, and had a seven-year cliff-vesting provision. The grant of an option to purchase 20,000 shares of common stock of SPSS to Patrick Dauga that expires on December 17, 2012 was granted as of December 18, 2002, and had a four-year vesting schedule. The Board of Directors of SPSS may, at its discretion, grant additional options to the option holders in the event the option holders pay the exercise price of their options or any applicable withholding taxes by surrendering shares of SPSS common stock. In that case, the Board could grant "reload" options at the then current market price in an amount equal to the number of shares of SPSS common stock that the option holder surrendered.

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

        AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN 2002 AND
                YEAR-END OPTION/STOCK APPRECIATION RIGHT VALUES

                                                                                   VALUE OF UNEXERCISED
                                                       NUMBER OF UNEXERCISED           IN-THE-MONEY
                                                          OPTIONS/SARS AT             OPTIONS/SARS AT
                             SHARES        VALUE          YEAR-END(#)(1)             YEAR-END($)(1)(2)
                           ACQUIRED ON   REALIZED    -------------------------   -------------------------
NAME                       EXERCISE(#)   ($)(1)(4)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                       -----------   ---------   -------------------------   -------------------------
Jack Noonan..............     None          N/A              100,572/4                  $371,231/$4
Edward Hamburg...........     None          N/A               36,741/2                   $86,963/$2
Brian Zanghi.............     None          N/A                   None                          N/A
Jonathan Otterstatter....     None          N/A                9,389/0                   $94,982/$0
Patrick Dauga............     None          N/A                   None                          N/A

---------------
(1) All information provided is with respect to stock options. No stock appreciation rights have been issued by SPSS.

(2) These amounts have been determined by multiplying the aggregate number of options by the difference between $13.99, the closing price of the common stock on the Nasdaq National Market on December 31, 2002, and the exercise price for that option.

(3) These amounts have been determined by multiplying the aggregate number of options exercised by the difference between the closing price of the common stock on the Nasdaq National Market on the date of exercise and the exercise price for that option.

COMPENSATION OF DIRECTORS

     For the year ended December 31, 2002, non-employee directors of SPSS were entitled to receive 17,500 options. Each director was also reimbursed by SPSS for reasonable expenses incurred in connection with services provided as a director.

     During 2002, three of the non-employee directors of SPSS received additional compensation as follows: Norman Nie received compensation in the amount of $80,800 for consultant work on a part-time basis. William Binch received a monthly consulting fee of $3,000 for consulting work on a part-time basis. Kenneth Holec was entitled to receive the following fees for consulting work on a part-time basis: (a) $2,000 per month from January 2002 to June 2002 for consulting work with respect to the ShowCase business unit and (b) $1,000 from July 2002 to December 2002 as a retainer for related consulting work.

EMPLOYMENT AGREEMENT WITH JACK NOONAN

     SPSS entered into an employment agreement with Jack Noonan on January 14, 1992. This employment agreement provided for a one-year term with automatic one-year extensions unless Mr. Noonan or SPSS gives a written termination notice at least 90 days before the expiration of the initial term or any extension. It also provides for a base salary of $225,000 during the initial term, together with the same benefits provided to other employees of SPSS. The Board of Directors annually reviews Mr. Noonan's base compensation and increased it to $235,000 for 1993, 1994, 1995, 1996 and 1997 and to $242,500 in 1998, $256,500
in 1999, $275,000 in 2000, $310,000 in 2001 and $345,000 in 2002. If SPSS
terminates Mr. Noonan's employment without cause, SPSS must pay Mr. Noonan an amount equal to fifty percent of Mr. Noonan's annual base salary in effect at the time of termination. This amount is payable in twelve equal monthly installments. However, if Mr. Noonan finds other employment at a comparable salary, the Company's obligation to make these payments ceases. The employment agreement requires Mr. Noonan to refrain from disclosing confidential information of SPSS and to abstain from competing with SPSS during his employment and for a period of one year after employment ceases. Only Mr. Noonan, Mr. Dauga, through a service agreement described in "Service Agreement with Patrick Dauga" below, and Mr. Durrell, through a management services agreement described in "Management Services Agreement with Valletta Investments Limited" below, are employed through an employment or similar agreement with SPSS. However, SPSS does have confidentiality and work-for-hire agreements with many of its key management and technical personnel.

SERVICE AGREEMENT WITH PATRICK DAUGA

     In connection with the merger of SPSS and ShowCase Corporation in February 2001, SPSS assumed the service agreement entered into by ShowCase and Patrick Dauga on March 17, 1998. On June 1, 2002, SPSS entered into an amendment and modification agreement with Mr. Dauga to amend the terms of the service agreement, effective as of January 1, 2002. The service agreement provides Mr. Dauga with a base salary of $18,000 per month with similar benefits provided to other employees of SPSS. In addition, Mr. Dauga is entitled to receive a commission and bonus upon meeting various targets established annually by SPSS. The commission and bonus plan for 2002 allowed Mr. Dauga to earn an additional $150,000 with revenue and expense targets to be agreed upon separately. SPSS may terminate the service agreement at any time, with an obligation to make severance payments (including base salary, targeted commissions and bonus and fringe benefits) to Mr. Dauga for nine to twelve months thereafter. SPSS must provide Mr. Dauga with twelve months written notice that it is terminating this agreement as a result of the sale of SPSS or the termination of Mr. Dauga's position with the Company. If Mr. Dauga is not offered a substantially similar position with the acquiring company or a substantially equivalent position by SPSS, SPSS will be obligated to make severance payments to Mr. Dauga for twelve months. The employment agreement requires Mr. Dauga to refrain from disclosing confidential information of SPSS and to abstain from competing with SPSS during his employment.

MANAGEMENT SERVICES AGREEMENT WITH VALLETTA INVESTMENTS LIMITED

     SPSS has entered into a management services agreement with Valletta Investments Limited, a consulting company controlled by Mr. Durrell, which requires that Ian Durrell's services are provided to SPSS. Either Valletta or SPSS may terminate the agreement at any time upon thirty days' written notice. If SPSS terminates the agreement under the 30-day notice provision without cause, Valletta is entitled to termination payments equal to fifty percent of its annual compensation then in effect in six equal monthly installments. The agreement further provides that if specified performance standards are satisfied, Valletta is to receive annual compensation at a rate established by the Board of Directors plus incentive compensation. For 2002, Valletta's aggregate compensation, including bonus, was $307,000. The management services agreement requires Valletta to refrain from disclosing confidential information about SPSS and to abstain from competing with SPSS during the term of the management services agreement and for a period of eighteen months thereafter. Mr. Durrell has agreed to be bound by the terms and conditions of the management services agreement and to act as President, SPSS Market Research.

CONSULTING AGREEMENTS

     SPSS has entered into a consulting agreement, dated as of January 1, 1997, with Norman H. Nie Consulting L.L.C., an Illinois Limited Liability Company. Nie Consulting is to provide thirty (30) hours per month of consulting services on various matters relating to the business of SPSS. This consulting agreement provides for a one-year term with automatic one-year extensions unless Nie Consulting or SPSS gives a written notice of termination at least 30 days prior to the expiration of the initial term or any extension. SPSS may terminate this consulting agreement for cause, in which event SPSS shall pay Nie Consulting all accrued but unpaid compensation. The agreement also provides that Nie Consulting is to receive annual compensation of $80,800 and reimbursement of reasonable out-of-pocket expenses incurred in performing services under the consulting agreement. The consulting agreement requires that the Nie Consulting refrain from disclosing confidential information about SPSS during the term of the consulting agreement and for a period of five years after its expiration. In addition, the consulting agreement requires that Nie Consulting abstain from competing with SPSS during his consultancy and for a period of one-year after the consultancy ceases.

     SPSS has entered into a consulting arrangement with William Binch whereby Mr. Binch receives a monthly consulting fee of $3,000 for consulting work performed on a part-time basis.

     SPSS has entered into a consulting arrangement with Kenneth Holec whereby Mr. Holec receives fees for consulting work performed on a part-time basis. During 2002, Mr. Holec was entitled to receive: (a) consulting fees in the amount of $2,000 per month from January 2002 to June 2002 for consulting work with respect to the ShowCase business unit and (b) consulting fees of $1,000 from July 2002 to December 2002 as a retainer for related consulting work.

CHANGE OF CONTROL AGREEMENTS

     On November 27, 2000, SPSS entered into revised change of control agreements with Jack Noonan, Edward Hamburg and Susan Phelan. These agreements provide certain benefits to any one or more officers who is terminated or constructively terminated following a change of control. The agreements provide that, if the executive is terminated without cause or constructively terminated within two years following a change of control, then the executive may receive benefits including a severance package equal to the greater of (a) the aggregate cash compensation received in the immediately preceding fiscal year, or (b) the aggregate cost compensation scheduled to be received during the current fiscal year; the accelerated vesting of all previously unvested options; and participation in the same health and welfare benefits he or she received at any time within 120 days of the change of control for eighteen months following that date of such termination.

     As more fully described above under the section entitled "Employment Agreement with Jack Noonan," if SPSS terminates Mr. Noonan's employment without cause and Mr. Noonan does not find other employment at a comparable salary, SPSS must pay Mr. Noonan an amount equal to fifty percent of Mr. Noonan's annual base salary in effect at the time of termination. As more fully described above under the section entitled "Service Agreement with Patrick Dauga," if SPSS does not provide Mr. Dauga proper notice of termination of the service agreement as a result of either the sale of SPSS or the assets pertaining to the ShowCase division or the termination of Mr. Dauga's position with SPSS and Mr. Dauga is not offered a substantially equivalent position with the acquiring company or SPSS, SPSS must make severance payments to Mr. Dauga for twelve months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Binch, Blair and Lutz were directors and members of the Compensation Committee during the last fiscal year. None of the members of the Compensation Committee has ever been an officer or employee of SPSS or any of its subsidiaries. Mr. Binch performs part-time consulting services for SPSS. William Binch received a monthly consulting fee in the amount of $3,000 for consulting work performed on a part-time basis, as more particularly described under the section entitled "Certain Relationships and Related Transactions."

REPORT OF THE SPSS COMPENSATION COMMITTEE

To:  The Board of Directors

     The Compensation Committee of the Board of Directors is composed entirely of directors who have never served as officers of SPSS. The Compensation Committee develops recommended compensation programs for SPSS's senior executive officers which are reviewed with and approved by the entire Board of Directors. Such compensation programs encompass base salary, cash bonuses and other incentive compensation, stock options and other equity-based compensation as well as other benefit programs. In 2002, the Board approved the Compensation Committee's recommendations in all material respects. The Board of Directors and the Compensation Committee have delegated authority to make compensation decisions regarding other officers and employees to the Company's Chief Executive Officer, although such decisions remain subject to review and approval by the Compensation Committee.

     The primary objective of SPSS's executive compensation program is to help SPSS attract and retain talented executives while at the same time promoting the interests of SPSS's stockholders through compensation programs that reward the achievement of business results. To meet this objective, SPSS has adopted a compensation program that places a substantial portion of each officer's potential compensation at risk and dependant on SPSS's performance. Following is a brief description of each of the components of SPSS's executive compensation program.

  BASE SALARY

     Base salary is intended to provide a fixed level of compensation reflecting the scope and nature of basic job responsibilities. The Committee grants salary increases, if appropriate, after a review of individual performance and an assessment of the relative competitiveness of the current salary. In keeping with the goal of unifying the interests of SPSS's senior executives and its shareholders, base salary is designed to represent a relatively small portion of the total compensation that the senior executives have the potential to earn each year. However, depending upon (i) success in achieving the performance goals which govern the senior executives' right to receive bonuses, and (ii) the extent to which enhanced performance has enhanced the value of equity-based compensation, base salary could represent a majority of the compensation actually received by a senior executive in any given year.

  ANNUAL BONUS

     Annual bonus awards recognize an executive's contribution to each year's actual operating results as measured against a specified performance objective. The performance objectives for each individual frequently have two components: objectives relating specifically to the individual's job performance and objectives relating to the Company's overall performance. The relative weight given to each component may vary. When establishing performance objectives relating to the Company's overall performance, the Compensation Committee focuses primarily on financial performance -- specifically operating and net income. The amount of bonus compensation paid to the executive each year is determined by comparing actual results to a performance objective established by the Compensation Committee based upon the operating budget approved by SPSS's Board of Directors for that year. The maximum potential bonus is generally established as a percentage of the executive's base salary. The actual percentage of base salary which the executive is entitled to receive as bonus compensation will increase (but not above the maximum) or decrease depending on the extent to which the performance objective is achieved. In keeping with SPSS's commitment to increasing the proportion of the senior executives' compensation which is performance-based, base salary levels are designed to increase in comparatively small amounts and bonus compensation is designed so that it can increase or decrease significantly depending on SPSS's overall financial performance. In addition to regular annual bonuses the amount of which are determined in whole or in part by SPSS's financial performance, the Compensation Committee from time to time makes special bonus awards to individuals based upon exceptional performance. These special bonuses are not intended to be recurring in nature and they were not taken into account in the design of SPSS's executive compensation plan and no specific percentage of any employee's compensation has been allocated to this form of bonus.

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

     Chief Executive Officer Compensation. The Compensation Committee has established the CEO's base salary and bonus employing largely the same principles described above, except that the amount of the CEO's bonus is purely a function of the financial performance of SPSS measured against the operating and net income goals established by the Compensation Committee and approved by the Board of Directors at the beginning of each year. The Compensation Committee believes that it has established a total compensation package that compares favorably to industry standards. The Compensation Committee considers the total salary and incentive compensation provided to chief executives of similar companies, although it does not target a specific percentile range within this group of similar companies' in determining the CEO's compensation.

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

     In 2002, Mr. Noonan received approximately twice the number of stock options received by the other policy-making senior executives. The Compensation Committee recommended grants to Mr. Noonan of stock options to acquire 70,000 shares of common stock at $19.09 per share effective January 2, 2002. These options vested ratably over a four-year vesting schedule, beginning at the conclusion of the first month following the grant date. These options were granted with the same vesting schedule applied to options granted to other senior executive officers who had been employed by SPSS for more than one year, which vesting schedule was deemed appropriate by the Compensation Committee. The Compensation Committee determined that the level of options granted to Mr. Noonan was appropriate given the importance of his contributions to the Company. In recommending these grants, the Compensation Committee also considered that such grants would further the Company's policy of seeking to align the interests of its senior executives with those of its stockholders.

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

                                          Compensation Committee of SPSS Inc.




                                          William Binch
                                          Michael Blair
                                          Merritt Lutz

EQUITY INCENTIVE PLAN

     Pursuant to the SPSS Inc. 2002 Equity Incentive Plan (the "2002 Plan"), SPSS may award stock options and a variety of other equity incentives to directors, executive officers, other key executives, employees and independent contractors of SPSS and any of its subsidiaries. The stockholders of SPSS approved the 2002 Plan at SPSS's 2002 Annual Stockholders' Meeting. The Board is authorized to delegate to the Compensation Committee the administration of the 2002 Plan. The purpose of the 2002 Plan is to further the success of SPSS by attracting and retaining key management and other talent and providing to such persons incentives and rewards tied to SPSS's business success.

     The maximum number of shares of SPSS common stock that may be issued or transferred to such persons under the 2002 Plan may not exceed 1,500,000. Of this total, (a) the number of shares of common stock that may be issued under the 2002 Plan upon the exercise of option rights that qualify as incentive stock options may not exceed a maximum of 500,000 and (b) the number of shares of common stock that may be issued under the 2002 Plan upon the exercise of option rights that qualify as nonqualified stock options, appreciation rights or as restricted shares and released from substantial risks of forfeiture thereof, may not exceed a maximum of 1,000,000. In order to encourage executives to exercise vested options and thereby increase direct ownership of SPSS common stock by management, the Board has approved the grant of "reload options" at the then-current market price to the exercising individual in an amount equal to the sum of the number of shares of SPSS common stock tendered, actually or by attestation, in payment of the exercise price of the equity incentives or any applicable withholding taxes.

     SPSS's Board of Directors may amend, change or modify the 2002 Plan as the Board deems advisable, including an increase in the number of shares reserved for issuance pursuant to the exercise of nonqualified stock options under the 2002 Plan. However, stockholder approval is required to increase the number of shares reserved for issuance pursuant to the exercise of incentive stock options under the 2002 Plan.

PERFORMANCE GRAPH

     The following graph shows the changes in $100 invested since December 31, 1997, in SPSS's common stock, the NASDAQ 100 Stocks Index and S&P Computer Software and Services Index, a specialized industry focus group, assuming that all dividends were reinvested.

                              (PERFORMANCE GRAPH)

--------------------------------------------------------------------------------------------
                        12/31/97    12/31/98    12/31/99    12/31/00    12/31/01    12/31/02
--------------------------------------------------------------------------------------------
 SPSS (NASDAQ SPSS)     $100.00     $ 98.08     $131.17     $114.60     $ 92.21     $ 72.68
 NASDAQ 100 Stock
  Index                 $100.00     $185.30     $374.21     $236.34     $159.16     $ 99.35
 S&P Computer
  Software &
  Services Index        $100.00     $179.31     $325.02     $156.94     $158.90     $112.17

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, as of March 14, 2003, the number and percentage of shares of common stock beneficially owned by:

     - each person known by SPSS to own beneficially more than five percent of the outstanding shares of the common stock;

     - each director of SPSS;

     - each named executive officer of SPSS; and

     - all directors and executive officers of SPSS as a group.

     Unless otherwise indicated in a footnote, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                                    SHARES
                                                              BENEFICIALLY OWNED
                                                              -------------------
                            NAME                               NUMBER     PERCENT
                            ----                              ---------   -------
Norman H. Nie, individually, as Trustee of the Nie Trust and as a Director and President of the Norman and Carol Nie
  Foundation, Inc.(1)(19)...................................    977,675     5.63%
Brown Capital Management, Inc.(2)(19).......................  2,237,425    12.94%
T. Rowe Price Associates, Inc.(3)(19).......................  1,772,012    10.25%
Daruma Asset Management, Inc.(4)(19)........................  1,413,700     8.18%
Jack Noonan(5)(19)..........................................    543,256     3.06%
Bernard Goldstein(6)(19)....................................     87,542        *
Edward Hamburg(7)(19).......................................    234,120     1.34%
Brian Zanghi(8)(19).........................................     53,225        *
Susan Phelan(9)(19).........................................    208,146     1.19%
Ian Durrell(10)(19).........................................    153,658        *
Jonathan Otterstatter(11)(19)...............................    128,651        *
Patrick Dauga(12)(19).......................................     64,928        *
Merritt M. Lutz(13)(19).....................................     57,098        *
Michael D. Blair(14)(19)....................................     52,431        *
Promod Haque(15)(19)........................................    966,716     5.58%
William Binch(16)(19).......................................     30,217        *
Kenneth Holec(17)(19).......................................    246,410     1.42%
All directors and executive officers as a group (14
  persons)(18)..............................................  3,804,073    20.13%

---------------

  * The percentage of shares beneficially owned does not exceed one percent of the Common Stock.

 (1) Includes 67,098 shares through options exercisable within 60 days; 86,933 shares held of record by the Norman and Carol Nie Foundation, Inc.; and 823,644 shares held by the Nie Trust. Dr. Nie shares voting and investment power over the 86,933 shares held by the Nie Foundation with Carol Nie.

 (2) Brown Capital Management, Inc. is the beneficial owner of 2,237,425 shares of SPSS common stock and an investment advisor in accordance with Section 203 of the Investment Advisor Act. This information was taken from Brown's
     Schedule 13G dated February 11, 2003.

 (3) T. Rowe Price Associates, Inc. is the beneficial owner of 1,772,012 shares of SPSS common stock and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. This information was taken from T. Rowe Price' Schedule 13G dated February 10, 2003.

 (4) Daruma Asset Management, Inc. is the beneficial owner of 1,413,700 shares of SPSS common stock and an investment advisor in accordance with Section 203 of the Investment Advisor Act. This information was taken from Daruma's
     Schedule 13G dated February 14, 2003.

 (5) Includes 475,886 shares through options exercisable within 60 days.

 (6) Includes 57,098 shares through options exercisable within 60 days.

 (7) Includes 195,007 shares through options exercisable within 60 days.

 (8) Includes 50,215 shares through options exercisable within 60 days.

 (9) Includes 207,989 shares through options exercisable within 60 days.

(10) Mr. Durrell is the beneficial owner of these shares, which consist solely of 153,658 shares through options exercisable within 60 days held of record by Valletta.

(11) Includes 83,168 shares through options exercisable within 60 days; 333 shares registered in the name of each of Mr. Otterstatter's three minor children; 915 shares held jointly by Jonathan P. and Pamela J. Otterstatter; 34,285 shares held by Jonathan P. and Pamela J. Otterstatter as trustees of the Jonathan P. Otterstatter Revocable Trust dated 12/15/99; and 3,579 shares held by the Jonathan P. Otterstatter IRA.

(12) Includes 64,928 shares through options exercisable within 60 days.

(13) Includes 57,098 shares through options exercisable within 60 days.

(14) Includes 52,098 shares through options exercisable within 60 days.

(15) Includes 30,217 shares through options exercisable within 60 days. Dr. Haque's beneficial ownership also includes 631,044 shares held by Norwest Equity Partners IV, L.P. and 305,455 shares held by Norwest Equity Partners V, L.P. Dr. Haque, one of the Company's directors, is a general partner of Norwest Equity Partners IV, L.P. and a general partner of Norwest Equity Partners V, L.P. Dr. Haque shares voting and dispositive power shares held by the Norwest funds with other general and managing partners of the Norwest funds. Dr. Haque disclaims beneficial ownership of the shares owned by Norwest Equity Partners IV, L.P. and Norwest Equity Partners V, L.P.

(16) Includes 30,217 shares through options exercisable within 60 days.

(17) Includes 77,657 options exercisable within 60 days and 3,500 shares registered in the name of each of Mr. Holec's three minor children.

(18) Includes 1,602,334 shares through options exercisable within 60 days.

(19) The business address of each of Dr. Nie, Mr. Noonan, Dr. Hamburg, Mr. Zanghi, Ms. Phelan, Mr. Durrell, Mr. Otterstatter, Mr. Dauga, Mr. Binch and Mr. Holec is the office of SPSS at 233 South Wacker Drive, Chicago, Illinois 60606. The business address for Mr. Lutz is the office of Morgan Stanley Dean Witter & Co. at 750 Seventh Avenue, 16th Floor, New York, New York 10019. The business address of Mr. Goldstein is the office of Goldstein & Foley, 28-23 Steinway St., Long Island City, New York 11103. The business address for Mr. Blair is the office of Cyborg Systems, Inc., 120 S. Riverside Plaza, 17th Floor, Chicago, Illinois 60606. The business address for Dr. Haque is Norwest Venture Partners, 525 University Avenue, Suite 800, Palo Alto, California 94301. The business address for the T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. The business address for Daruma Asset Management, Inc. is 80 West 40th Street, 9th Floor, New York, New York 10018. The business address for Brown Capital Management, Inc. is 1201 N. Calvert Street, Baltimore, Maryland 21202.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     SPSS has one equity based compensation plan, the SPSS Inc. 2002 Equity Incentive Plan (the "2002 Plan"). The following table sets forth information as of December 31, 2002 concerning the 2002 Plan, which was approved by the stockholders at the 2002 Annual Meeting of Stockholders. SPSS does not have any equity compensation plans under which shares of its common stock are authorized for issuance that were not approved by stockholders.

                                                                                         NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                                                                     FUTURE ISSUANCE UNDER EQUITY
                              NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE PER          COMPENSATION PLANS
                               ISSUED UPON EXERCISE OF     SHARE EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                 OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,           REFLECTED IN THE
       PLAN CATEGORY             WARRANTS AND RIGHTS         WARRANTS AND RIGHTS            FIRST COLUMN)
       -------------          --------------------------   -----------------------   ----------------------------
Equity Compensation Plans
  Approved by Security
  Holders...................           757,362(1)                  $15.02                      742,638
Equity Compensation Plans
  Not Approved by Security
  Holders...................               N/A                        N/A                          N/A
Total.......................           757,362                     $15.02                      742,638

---------------

(1) Pursuant to the terms of the 2002 Plan, SPSS's Board of Directors may amend the 2002 Plan as the Board deems advisable, including an increase in the number of shares reserved for issuance pursuant to the exercise of nonqualified stock options under the 2002 Plan. On December 18, 2002, the Board amended the 2002 Plan by increasing the number of shares of SPSS common stock that may be issued under the 2002 Plan upon the exercise of option rights that qualify as nonqualified stock options from 500,000 to 1,000,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH NORMAN NIE

     Norman Nie, the Chairman of the Board of Directors of SPSS, received $80,800 for consulting work on a part-time basis through Nie Consulting.

TRANSACTIONS WITH WILLIAM BINCH

     William Binch, a member of the Board of Directors of SPSS and a member of the Audit Committee of the Board, received a monthly consulting fee of $3,000 for consulting work on a part-time basis.

TRANSACTIONS WITH KENNETH HOLEC

     Kenneth Holec, a member of the Board of Directors of SPSS and a member of the Audit Committee of the Board was entitled to receive the following consulting fees for consulting work on a part-time basis: (a) consulting fees of $2,000 per month from January 2002 to June 2002 for consulting work with respect to the ShowCase business unit and (b) consulting fees of $1,000 from July 2002 to December 2002 as a retainer for related consulting work.

TRANSACTIONS WITH ILLUMITEK, INC.

     On March 30, 2001, SPSS purchased fifty percent of the then issued and outstanding shares of common stock of Illumitek Inc. for $2,000,000. Subsequent to its initial investment, SPSS issued Illumitek a note receivable of $3,250,000 due on December 31, 2004. In the fourth quarter of 2001, SPSS began advancing Illumitek funds to meet ongoing obligations. Jack Noonan, President and Chief Executive Officer of SPSS, and Mark Battaglia, the former President, SPSS Business Intelligence, served as directors of Illumitek until September 30, 2002, the date on which they resigned as Illumitek directors. Mr. Noonan also served as a member of the Compensation Committee of the Board of Directors of Illumitek until September 30, 2002. Following their resignations, Illumitek's shareholders agreed to terminate the company's operations and liquidate. This decision was finalized on October 28, 2002. As part of the liquidation, Illumitek agreed to transfer to SPSS the nViZn platform of Illumitek, in which SPSS had been granted a security interest. nViZn is a development platform for creating or embedding interactive, visual analysis applications that combine the power of predictive analytics, data visualization, and user interactivity. In exchange for the assignment of this asset, SPSS released Illumitek of its obligations under the note receivable, pursuant to an Assignment and Release Agreement dated October 31, 2002. SPSS acquired the nViZn platform, but did not record an asset, as its recoverability was uncertain.

     In addition SPSS wrote off the value of its equity investment in Illumitek over a one-and-a-half year period. Under the equity method of accounting, followed until September 30, 2001, SPSS recorded a reduction in the value of its investment to reflect its portion of Illumitek's net loss. Subsequent to September 30, 2001, the results and accounts of Illumitek were consolidated with those of SPSS until its liquidation.

TRANSACTIONS WITH LEXIQUEST, S.A.

     On January 31, 2002, SPSS acquired all of the issued and outstanding shares of stock of LexiQuest, S.A., a corporation organized under the laws of France, pursuant to a Stock Purchase Agreement between SPSS, LexiQuest and the shareholders of LexiQuest. Norman Nie, the Chairman of the board of directors of SPSS, was both a shareholder of and the Chairman of the Board of Directors of LexiQuest. The aggregate purchase price for all of the issued and outstanding shares of capital stock of LexiQuest was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent components. The guaranteed portion of the purchase price consisted of a payment of $2,500,000. The contingent payments, if any, are capped at a total of $1,500,000, if fully earned. In exchange for his shares of stock of LexiQuest, Dr. Nie is entitled to receive a portion of the distribution, if any, to be made from the escrow fund currently maintained pursuant to the Escrow Agreement between SPSS, Oak Investment Partners and Bank One, N.A. (f/k/a American National Bank and Trust Company of Chicago). This escrow fund will be distributed, if at all, among the former LexiQuest shareholders, in accordance with their former proportionate ownership of LexiQuest stock. No distributions were made from the escrow fund during 2002 because the portion of the escrow fund, if any, to which SPSS is entitled as an indemnification payment under the Stock Purchase Agreement is currently in dispute. Of the undisputed portion of the escrow fund, Mr. Nie is entitled to receive a distribution in the approximate amount of $2,213. In addition, Mr. Nie may be entitled to receive a distribution of approximately 0.534% of the disputed portion of the escrow fund.

TRANSACTIONS WITH NETEXS LLC

     On June 20, 2002, SPSS acquired all of the assets of netExs LLC, a Wisconsin limited liability company. Jonathan Otterstatter, the Executive Vice President and Chief Technology Officer of SPSS, was a member of the Board of Managers of netExs. The aggregate purchase price of the netExs assets was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent components. The guaranteed portion of the purchase price consisted of a payment of $1,000,000. The contingent payments, if any, are capped at a total of $1,450,000 if fully earned. Mr. Otterstatter did not receive and will not receive any remuneration in connection with the transaction.

TRANSACTIONS WITH BRIAN ZANGHI

     Brian Zanghi joined SPSS as its Executive Vice President and Chief Operating Officer following the merger of SPSS and NetGenesis Corp. in December 2001. At the time of the merger, Mr. Zanghi had an outstanding indebtedness owed to NetGenesis in the amount of $100,000 which had been previously approved by the NetGenesis board of directors. SPSS became the payee with respect to this $100,000 indebtedness in connection with the merger. SPSS agreed that this principal amount would be paid to SPSS with an interest rate equal to the prime rate on the first day of each fiscal year. SPSS also agreed (a) to forgive all interest payments owed by Mr. Zanghi at the end of each year, (b) to require Mr. Zanghi to pay all taxes owed on the forgiveness of these interest payments at the end of each year and (c) to allow Mr. Zanghi to repay the indebtedness through the allocation toward this debt of 35% of the net bonus payments made to Mr. Zanghi by SPSS. Although no amount of the bonus compensation earned by Mr. Zanghi during 2002 was allocated toward the repayment of the indebtedness, as of March 31, 2003, Mr. Zanghi has paid to SPSS all amounts owed since the date of the merger. As of March 31, 2003, the outstanding principal balance on the loan was $86,000. Neither this indebtedness nor the method of repayment has been amended or modified since June 2002.

TRANSACTIONS WITH BROADVIEW INTERNATIONAL, LLC

     Bernard Goldstein, a member of the Board of Directors of SPSS, served as a director of Broadview International, LLC during fiscal year 2002. In 2002, SPSS paid Broadview a total of $50,000 for investment banking services provided by Broadview to SPSS. In addition, SPSS paid Broadview an additional $1,000,000 for services provided by Broadview in connection with the December 2001 merger of SPSS and NetGenesis. This $1,000,000 payment was made on January 18, 2002. As of December 31, 2002, Mr. Goldstein is no longer a director of Broadview.

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

ITEM 14.  CONTROLS AND PROCEDURES.

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

     The compliance committee is responsible for accumulating potentially material information regarding SPSS and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. The SPSS compliance committee is comprised of the Company's senior legal official, principal accounting officer, chief investor relations officer, principal risk management officer, and certain other members of the SPSS senior management.

     After the formation of the compliance committee and within 90 days prior to the filing of this report, SPSS's Chief Executive Officer, Jack Noonan, and Chief Financial Officer, Edward Hamburg, with the participation of the compliance committee, carried out an evaluation of the effectiveness of the design and operation of SPSS's disclosure controls and procedures. Based upon this evaluation, Mr. Noonan and Mr. Hamburg concluded that the disclosure controls and procedures of SPSS are effective in causing material information to be recorded, processed, summarized, and reported by management of SPSS on a timely basis and ensuring that the quality and timeliness of public disclosures by SPSS comply with its disclosure obligations under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the internal controls of SPSS or in other factors that could significantly affect these internal controls after the date of the most recent evaluation.

                                    PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial statements commence on page 35:

       Independent Auditors' Report

       Consolidated Balance Sheets as of December 31, 2001 and 2002

       Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002

       Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2000, 2001 and 2002

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002

       Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

       Notes to Consolidated Financial Statements

     (2) Consolidated Financial Statement Schedule -- see page 70:

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

                                                                          INCORPORATION
EXHIBIT                                                                   BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                      (IF APPLICABLE)
-------                     -----------------------                      ---------------
  2.1     Agreement and Plan of Merger among SPSS Inc., SPSS ACSUB,      (1), Ex. 2.1
          Inc., Clear Software, Inc. and the shareholders named
          therein, dated September 23, 1996.
  2.2     Agreement and Plan of Merger among SPSS Inc., SPSS             (2), Annex A
          Acquisition Inc. and Jandel Corporation, dated October 30,
          1996.
  2.3     Asset Purchase Agreement by and between SPSS Inc. and          (16), Ex. 2.3
          DeltaPoint, Inc., dated as of May 1, 1997.
  2.4     Stock Purchase Agreement among the Registrant, Edward Ross,    (3), Ex. 2.1
          Richard Kottler, Norman Grunbaum, Louis Davidson and certain
          U.K.-Connected Shareholders or warrant holders of Quantime
          Limited named therein, dated as of September 30, 1997,
          together with a list briefly identifying the contents of
          omitted schedules.
  2.5     Stock Purchase Agreement among the Registrant, Edward Ross,    (3), Ex. 2.2
          Richard Kottler, Norman Grunbaum, Louis Davidson and certain
          Non-U.K. Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted
          schedules.
  2.6     Stock Purchase Agreement by and among SPSS Inc. and certain    (4), Ex. 2.1
          Shareholders of Quantime Limited listed on the signature
          pages thereto, dated November 21, 1997.
  2.7     Stock Purchase Agreement by and among Jens Nielsen, Henrik     (4), Ex. 2.2
          Rosendahl, Ole Stangegaard, Lars Thinggaard, Edward O'Hara,
          Bjorn Haugland, 2M Invest and the Shareholders listed on
          Exhibit A thereto, dated November 21, 1997.
  2.8     Stock Purchase Agreement by and among SPSS Inc. and the        (18), Ex. 2.1
          Shareholders of Integral Solutions Limited listed on the
          signature pages hereof, dated as of December 31, 1998.
  2.9     Share Purchase Agreement by and among SPSS Inc., Surveycraft   (20), Ex. 2.9
          Pty Ltd. and Jens Meinecke and Microtab Systems Pty Ltd.,
          dated as of November 1, 1998.
  2.10    Stock Acquisition Agreement by and among SPSS Inc., Vento      (21), Ex. 2.1
          Software, Inc. and David Blyer, John Gomez and John
          Pappajohn, dated as of November 29, 1999.
  2.11    Asset Purchase Agreement by and between SPSS Inc. and          (24), Ex. 2.11
          DataStat, S.A., dated as of December 23, 1999.
  2.12    Agreement and Plan of Merger dated as of November 6, 2000,     (25), Ex. 2.1
          among SPSS Inc., SPSS Acquisition Sub Corp., and ShowCase
          Corporation.
  2.13    Agreement and Plan of Merger dated as of October 28, 2001,     (29), Ex. 99.1
          among SPSS Inc., Red Sox Acquisition Corp. and NetGenesis
          Corp.
  2.14    Stock Purchase Agreement by and among SPSS Inc., LexiQuest,    (33), Ex. 2.14
          S.A. and the owners of all of the issued and outstanding
          shares of capital stock of LexiQuest, S.A., dated as of
          January 31, 2002.
  3.1     Certificate of Incorporation of SPSS.                          (5), Ex. 3.2
  3.2     By-Laws of SPSS.                                               (5), Ex. 3.4
 10.1     Employment Agreement with Jack Noonan.+                        (8), Ex. 10.1
 10.2     Agreement with Valletta.+                                      (6), Ex. 10.2
 10.3     Agreement between SPSS and Prentice Hall.                      (6), Ex. 10.5
 10.4     Intentionally omitted.
 10.5     HOOPS Agreement.                                               (6), Ex. 10.7

                                                                          INCORPORATION
EXHIBIT                                                                   BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                      (IF APPLICABLE)
-------                     -----------------------                      ---------------
 10.6     Stockholders Agreement.                                        (5), Ex. 10.8
 10.7     Agreements with CSDC.                                          (5), Ex. 10.9
 10.8     Amended 1991 Stock Option Plan.+                               (5), Ex. 10.10
 10.9     SYSTAT Asset Purchase Agreement.                               (9), Ex. 10.9
 10.10    1994 Bonus Compensation.+                                      (10), Ex. 10.11
 10.11    Lease for Chicago, Illinois Office.                            (10), Ex. 10.12
 10.12    Amendment to Lease for Chicago, Illinois Office.               (10), Ex. 10.13
 10.13    1995 Equity Incentive Plan.+                                   (11), Ex. 10.14
 10.14    1995 Bonus Compensation.+                                      (12), Ex. 10.15
 10.15    Amended and Restated 1995 Equity Incentive Plan.+              (13), Ex. 10.17
 10.16    1996 Bonus Compensation.+                                      (14), Ex. 10.18
 10.17    Software Distribution Agreement between the Company and        (14), Ex. 10.19
          Banta Global Turnkey.
 10.18    Lease for Chicago, Illinois in Sears Tower.                    (15), Ex. 10.20
 10.19    1997 Bonus Compensation.+                                      (17), Ex. 10.21
 10.20    Norman H. Nie Consulting L.L.C. Agreement with SPSS.           (17), Ex. 10.22
 10.21    Second Amended and Restated 1995 Equity Incentive Plan.+       (19), Ex. A
 10.22    1998 Bonus Compensation.+                                      (20), Ex. 10.23
 10.23    Third Amended and Restated 1995 Equity Incentive Plan.+        (22), Ex. 10.1
 10.24    Loan Agreement dated June 1, 1999 between SPSS and American    (23), Ex. 10.1
          National Bank and Trust Company of Chicago.
 10.25    First Amendment to Loan Agreement dated June 1, 1999,          (23), Ex. 10.2
          between SPSS and American National Bank and Trust Company of
          Chicago.
 10.26    1999 Bonus Compensation+                                       (24), Ex. 10.27
 10.27    2000 Equity Incentive Plan.+                                   (26), Ex. 10.45
 10.28    SPSS Qualified Employee Stock Purchase Plan.+                  (26), Ex. 10.46
 10.29    SPSS Nonqualified Employee Stock Purchase Plan.+               (26), Ex. 10.47
 10.30    2000 Bonus Compensation.+                                      (27), Ex. 10.30
 10.31    Stock Purchase Agreement by and between SPSS Inc. and Siebel   (28), Ex. 10.31
          Systems, Inc.
 10.32    1999 Employee Equity Incentive Plan.+                          (30), Ex. 4.1
 10.33    Stock Purchase Agreement by and between SPSS Inc. and          (31), Ex. 10.33
          America Online, Inc.
 10.34    Strategic Online Research Services Agreement by and between    (32), Ex. 99.1
          SPSS Inc. and America Online, Inc.*
 10.35    SPSS Inc. 2002 Equity Incentive Plan+                          (34), Ex. 4.1
 10.36    Amended and Restated Loan Agreement, dated June 1, 2000, by    (35), Ex. 10.27
          and between SPSS Inc. and American National Bank and Trust
          Company of Chicago.
 10.37    First Amendment to Amended and Restated Loan Agreement,        (36), Ex. 10.37
          dated January 26, 2001, by and between SPSS Inc. and
          American National Bank and Trust Company of Chicago.
 10.38    Waiver and Second Amendment to Amended and Restated Loan       (36), Ex. 10.38
          Agreement, dated May 31, 2002, by and between SPSS Inc. and
          American National Bank and Trust Company of Chicago.
 10.39    Waiver and Third Amendment to Amended and Restated Loan        (36), Ex. 10.39
          Agreement, dated August 14, 2002, by and between SPSS Inc.
          and American National Bank and Trust Company of Chicago.

                                                                          INCORPORATION
EXHIBIT                                                                   BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                      (IF APPLICABLE)
-------                     -----------------------                      ---------------
 10.40    Waiver and Fourth Amendment to Amended and Restated Loan       (36), Ex. 10.40
          Agreement, dated November 13, 2002, by and between SPSS Inc.
          and American National Bank and Trust Company of Chicago.
 10.41    Waiver to Amended and Restated Loan Agreement, dated March
          17, 2003, by and between SPSS Inc. and Bank One, NA (as
          successor by merger to American National Bank and Trust
          Company of Chicago).
 10.42    Service Agreement dated March 17, 1998, amended as of
          January 1, 2002, by and between SPSS Inc. (as successor by merger to ShowCase Corporation) and Patrick Dauga.
 10.43    Loan and Security Agreement, dated as of March 31, 2003, by and between SPSS Inc. and each of SPSS's subsidiaries that may become additional borrowers, as Borrower, and Foothill
          Capital Corporation, as Lender.
 21.1     Subsidiaries of SPSS.
 23.1     Consent of KPMG LLP.
 99.1     Certification of the Chief Executive Officer and President
          pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2     Certification of the Chief Financial Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(31) Previously filed with the Form S-3 Registration Statement of SPSS Inc. filed on December 12, 2001. (File No. 333-74944)

(32) Previously filed with SPSS Inc. Report on Form 8-K/A (Amendment No. 1) filed on December 12, 2001. (File No. 000-22194)

(33) Previously filed with SPSS Inc. Report on Form 8-K, dated February 6, 2002, filed on February 21, 2002. (File No. 000-22194)

(34) Previously filed with the Form S-8 Registration Statement of SPSS Inc. filed on June 18, 2002. (File No. 333-90694)

(35) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 2000. (File No. 000-22194)

(36) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended September 30, 2002. (File No. 000-22194).

     (b) Reports on Form 8-K

          SPSS did not file any reports on Form 8-K during the fourth quarter of fiscal year 2002.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2003.


                                          SPSS INC.

                                          By:        /s/ JACK NOONAN
                                               ---------------------------------
                                                        Jack Noonan
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 31, 2003.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

                /s/ NORMAN H. NIE                           Chairman of the Board of Directors
-------------------------------------------------
                  Norman H. Nie


                 /s/ JACK NOONAN                      President, Chief Executive Officer and Director
-------------------------------------------------
                   Jack Noonan


                /s/ EDWARD HAMBURG                    Executive Vice President, Corporate Operations,
-------------------------------------------------          Chief Financial Officer and Secretary
                  Edward Hamburg


               /s/ ROBERT BRINKMANN                    Vice President, Finance and Controller, Chief
-------------------------------------------------       Accounting Officer and Assistant Secretary
                 Robert Brinkmann


              /s/ BERNARD GOLDSTEIN                                      Director
-------------------------------------------------
                Bernard Goldstein


                 /s/ MERRITT LUTZ                                        Director
-------------------------------------------------
                   Merritt Lutz


                /s/ MICHAEL BLAIR                                        Director
-------------------------------------------------
                  Michael Blair


                 /s/ PROMOD HAQUE                                        Director
-------------------------------------------------
                   Promod Haque


               /s/ WILLIAM B. BINCH                                      Director
-------------------------------------------------
                 William B. Binch


               /s/ KENNETH H. HOLEC                                      Director
-------------------------------------------------
                 Kenneth H. Holec

                                 CERTIFICATION

I, Jack Noonan, certify that:

     1.  I have reviewed this annual report on Form 10-K of SPSS Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          By:        /s/ JACK NOONAN
                                            ------------------------------------
                                                        Jack Noonan
                                               President and Chief Executive
                                                           Officer

Date: March 31, 2003

                                 CERTIFICATION

I, Edward Hamburg, certify that:

     1.  I have reviewed this annual report on Form 10-K of SPSS Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          By:      /s/ EDWARD HAMBURG
                                            ------------------------------------
                                                       Edward Hamburg
                                            Executive Vice-President, Corporate
                                               Operations and Chief Financial
                                                           Officer

Date: March 31, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
 10.41    Waiver to Amended and Restated Loan Agreement, dated March
          17, 2003, by and between SPSS Inc. and Bank One, NA (as
          successor by merger to American National Bank and Trust
          Company of Chicago).
 10.42    Service Agreement dated March 17, 1998, amended as of
          January 1, 2002, by and between SPSS Inc. (as successor by merger to ShowCase Corporation) and Patrick Dauga.
 10.43    Loan and Security Agreement, dated as of March 31, 2003, by and between SPSS Inc. and each of SPSS's subsidiaries that may become additional borrowers, as Borrower, and Foothill
          Capital Corporation, as Lender.
 21.1     Subsidiaries of the Company.
 23.1     Consent of KPMG.
 99.1     Certification of Chief Executive Officer and President
          pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2     Certification of Chief Financial Officer pursuant to 18
          U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002.