Form 10-Q
period 2003-03-31
SPSS INC
filed 2003-05-15
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (312) 651-3000


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS
FOR THE PAST 90 DAYS. YES       NO  X
                          ---      ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES  X   NO
                                                ---     ---

         AS OF MAY 1, 2003, THERE WERE 17,267,463 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.


================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                                      INDEX


PART I - FINANCIAL INFORMATION                                                  PAGE
                                                                                ----
         ITEM 1. FINANCIAL STATEMENTS


                   CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2002 (AUDITED)
                   AND MARCH 31, 2003 (UNAUDITED)                                 3

                   CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                   THE THREE MONTHS ENDED MARCH 31, 2002
                   (UNAUDITED) AND 2003 (UNAUDITED)                               4

                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2002
                   (UNAUDITED) AND 2003 (UNAUDITED)                               5

                   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                   MONTHS ENDED MARCH 31, 2002 (UNAUDITED) AND
                   2003 (UNAUDITED)                                               6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                              16

         ITEM 4. CONTROLS AND PROCEDURES                                          17

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                18

         ITEM 5. OTHER INFORMATION                                                19

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 20


ITEM 1.  FINANCIAL STATEMENTS


                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           DECEMBER 31,    MARCH 31,
                                                              2002           2003
                                                           -----------     ---------
                                                                          (UNAUDITED)
                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                              $  15,589      $  23,024
     Accounts receivable, net of allowances                    49,917         40,853
     Inventories, net                                           2,775          2,373
     Deferred income taxes                                     13,962         13,134
     Prepaid expenses and other current assets                 14,146         15,434
                                                            ---------      ---------
          Total current assets                                 96,389         94,818
                                                            ---------      ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:
     Land and building                                          2,594          2,545
     Furniture, fixtures, and office equipment                 15,375         15,183
     Computer equipment and software                           65,877         66,377
     Leasehold improvements                                    13,144         13,139
                                                            ---------      ---------
                                                               96,990         97,244
     Less accumulated depreciation and amortization            59,360         60,720
                                                            ---------      ---------
Net property, equipment and leasehold improvements             37,630         36,524
                                                            ---------      ---------
Restricted cash                                                 1,594          1,584
Capitalized software development costs, net of accumulated
amortization                                                   27,629         28,290
Goodwill, net of accumulated amortization                      53,560         53,562
Intangibles, net                                               14,153         13,310
Deferred income taxes                                          11,116         11,150
Other assets                                                    6,665          6,094
                                                            ---------      ---------
                                                            $ 248,736      $ 245,332
                                                            =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                          $   2,500      $   2,500
     Accounts payable                                          11,764         13,451
     Accrued royalties                                          1,437          1,277
     Accrued rent                                               1,356          1,369
     Merger consideration                                       7,250          7,250
     Other accrued liabilities                                 22,425         18,987
     Income taxes and value added taxes payable                 6,680          4,993
     Customer advances                                          1,920          1,331
     Deferred revenues                                         43,603         44,043
                                                            ---------      ---------

          Total current liabilities                            98,935         95,201
                                                            ---------      ---------

Merger consideration                                           11,484          9,905
Other non-current liabilities                                     781            725
Non-current notes payable                                       6,000          6,000
STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares
     authorized; 17,214,515 and 17,258,741 shares
     issued and outstanding in 2002 and 2003,
     respectively                                                 172            173
     Additional paid-in capital                               147,926        148,261
     Accumulated other comprehensive loss                      (2,981)        (2,713)
     Accumulated deficit                                      (13,581)       (12,220)
                                                            ---------      ---------

          Total stockholders' equity                          131,536        133,501
                                                            ---------      ---------
                                                            $ 248,736      $ 245,332
                                                            =========      =========


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT FOR NET LOSS PER SHARE DATA)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ------------------------------
                                                                    2002               2003
                                                                 ------------      ------------
Net revenues:
License fees                                                     $     21,604      $     19,188
Maintenance                                                            19,783            21,427
Services                                                                8,223             8,435
                                                                 ------------      ------------

Net revenues                                                           49,610            49,050

Operating expenses:
Cost of license and maintenance revenues                                5,848             3,822
Sales and marketing                                                    30,754            28,354
Research and development                                                8,108            10,927
General and administrative                                              5,960             3,954
Special general and administrative charges                              1,655              --
Merger-related                                                          1,903              --
Acquired in-process technology                                            150              --
                                                                 ------------      ------------

Operating expenses                                                     54,378            47,057
                                                                 ------------      ------------

Operating income (loss)                                                (4,768)            1,933
                                                                 ------------      ------------

Other income:
Net interest and investment income                                         94                 3
Other income                                                                7               131
                                                                 ------------      ------------

Other income                                                              101               134
                                                                 ------------      ------------

Income (loss) before income taxes and minority interest                (4,667)            2,127
Income tax expense (benefit)                                           (1,680)              766
                                                                 ------------      ------------

Income (loss) before minority interest                                 (2,987)            1,361
Minority interest                                                         439              --
                                                                 ------------      ------------

Net income (loss)                                                $     (2,548)     $      1,361
                                                                 ============      ============

Basic net income (loss) per share                                $      (0.15)     $       0.08
                                                                 ============      ============

Shares used in computing basic net income (loss) per share         16,781,511        17,227,817
                                                                 ============      ============

Diluted net income (loss) per share                              $      (0.15)     $       0.08
                                                                 ============      ============

Shares used in computing diluted net income (loss) per share       16,781,511        17,281,003
                                                                 ============      ============


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            2002         2003
                                                          -------      -------
Net income (loss)                                         $(2,548)     $ 1,361

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment               (1,432)         268
     Unrealized holding gain on marketable securities          11         --
                                                          -------      -------
Comprehensive income (loss)                               $(3,969)     $ 1,629
                                                          =======      =======


          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ---------------------------
                                                                       2002            2003
                                                                    ----------     ------------
Cash flows from operating activities:
    Net income (loss)                                                $ (2,548)     $  1,361
    Adjustments to reconcile net income
      (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                 4,364         4,369
          Deferred income taxes                                        (2,358)          794
          Write-off of acquired in-process technology costs               150          --
          Concurrent purchase and sale of software                         (4)         --
          Changes in assets and liabilities, net of acquisition:
             Accounts receivable                                        3,274         9,152
             Inventories                                                  (20)          402
             Prepaid expenses and other current assets                    652          (742)
             Restricted cash                                              (28)           10
             Accounts payable                                            (419)        1,709
             Accrued royalties                                           (679)         (160)
             Accrued expenses                                           1,766        (3,097)
             Accrued income taxes                                        (611)       (1,784)
             Deferred revenues                                         (1,569)          396
             Other                                                       (366)          (14)
                                                                     --------      --------

Net cash provided by operating activities                               1,604        12,396
                                                                     --------      --------

Cash flows from investing activities:
     Capital expenditures, net                                         (3,374)       (1,165)
     Capitalized software development costs                            (3,919)       (2,458)
     Acquisition of LexiQuest                                          (2,500)         --
     Proceeds from maturities and sales of marketable
       securities                                                       7,779          --
     Payment to AOL for Direct Marketing Services                      (1,812)       (1,812)
     Other investing activity                                            (439)         --
                                                                     --------      --------

Net cash used in investing activities                                  (4,265)       (5,435)

Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                       825          --
     Proceeds from issuance of common stock                               492           336
                                                                     --------      --------

Net cash provided by financing activities                               1,317           336
                                                                     --------      --------

Effect of exchange rates on cash                                         (236)          138
                                                                     --------      --------

Net change in cash and cash equivalents                                (1,584)        7,435
Cash and cash equivalents at beginning of period                       21,400        15,589
                                                                     --------      --------
Cash and cash equivalents at end of period                           $ 19,816      $ 23,024
                                                                     ========      ========

Supplemental disclosures of cash flow information:
     Interest paid                                                   $    128       $  147
     Income taxes paid                                                  1,335        2,669
     Cash received from income tax refunds                                232        1,160



     See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements reflect all adjustments, which in the opinion of the Company's management are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of SPSS and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATIONS

    Certain revenues, expenses and balances of prior periods have been reclassified to conform to the current presentation. Also, in 2003 and on a going-forward basis, SPSS will report and discuss its revenues in three categories used by most enterprise software companies:

     - License fees, representing new sales of the company's tools, applications, and components on a perpetual, annual, or ASP (applications services provider) basis;

     - Maintenance, representing recurring revenues recognized by the company from renewals of maintenance agreements associated with perpetual licenses or renewals of annual licenses;

     - Services, representing revenues recognized from professional services engagements and training activities.


NOTE 3 - STOCK OPTION PLANS

    The Company maintains one stock incentive plan that is flexible and allows various forms of equity incentives to be issued under it. The Company accounts for this plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations. In prior years, the company has recognized compensation cost for restricted stock and restricted stock units to employees. No compensation is recognized for stock option grants to employees. All options granted under the stock incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income
(loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net income (loss) as reported.


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                            2002            2003
                                                                                       ------------   ----------
           Net income (loss), as reported                                              $    (2,548)   $     1,361
           Deduct:
             Total stock-based employee compensation expense determined under
               the fair value based method for all awards, net of related taxes             (1,082)        (1,065)
                                                                                       -----------    -----------
           Pro forma net income (loss)                                                 $    (3,630)   $       296
                                                                                       ===========    ===========
           Income (loss) per share:
             Basic-- as reported                                                       $     (0.15)   $      0.08
             Basic-- pro forma                                                         $     (0.21)   $      0.02
             Diluted-- as reported                                                     $     (0.15)   $      0.08
             Diluted-- pro forma                                                       $     (0.21)   $      0.02

    Under the stock incentive plan, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2002 and 2003, respectively: no expected dividend yield; expected volatility of 37 percent in the three months ended March 31, 2002 and 38 percent in the three months ended March 31, 2003; risk-free interest rates of 5.24% in the three months ended March 31, 2002 and 1.70% in the three months ended March 31, 2003; and expected lives of 4-8 years in each quarterly period.

    The weighted average fair value of options granted in the three months ended March 31, 2002 and in the three months ended March 31, 2003 was $9.56 and $4.63, respectively.

NOTE 4 - SPECIAL GENERAL AND ADMINISTRATIVE CHARGES

    Special general and administrative charges were $1,655,000 for the three months ended March 31, 2002. These charges included costs associated with the NetGenesis and LexiQuest acquisitions, including professional fees of $700,000, severance payments and retention and other bonuses of $250,000, as well as related travel and meeting expenses and other costs of $700,000. No special general and administrative charges were incurred in the three months ended March 31, 2003.

NOTE 5 - MERGER-RELATED EXPENSES

    Merger-related expenses were $1,900,000 for the three months ended March 31, 2002. These expenses included approximately $900,000 for professional fees, approximately $500,000 for merger-related bonuses to employees, and approximately $500,000 of other merger costs. No merger-related expenses were incurred in the three months ended March 31, 2003.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

    On January 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Based on an analysis of economic characteristics and how the Company operates its business, the Company concluded it has a single reporting unit. The Company determined that no transitional impairment loss was required at January 1, 2002. The Company's policy is to conduct an impairment test under SFAS No. 142 at December 31 of each year or when other impairment indicators are present. As of December 31, 2002, the Company determined that no impairment loss was required.

    Intangible asset data are as follows (in thousands):


                                                                           MARCH 31,
                                                       --------------------------------------------------
                                                                 2002                      2003
                                                       -----------------------   ------------------------
                                                        GROSS                     GROSS
                                                       CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                                        AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                                       --------   ------------   --------   ------------
Amortizable intangible assets:
  Other intangible assets-- AOL/DMS sample             $ 15,200      $   (834)   $ 15,200      $ (3,965)
  Other intangible assets-- ISL trademark                   400          (130)        400          (170)
Unamortizable intangible assets:
  Goodwill                                             $ 52,572                  $ 53,562
  Other intangible assets                                 1,825                     1,845
Aggregate amortization expense:
  For the three months ended March 31, 2002 and 2003   $    844                  $    844
Estimated amortization expense:
  For the year ended December 31, 2003                                           $  3,799
  For the year ended December 31, 2004                                              4,464
  For the year ended December 31, 2005                                              3,925
  For the year ended December 31, 2006                                                 40
  For the year ended December 31, 2007                                                 40

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to net revenues.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       PERCENTAGE OF NET REVENUES
                                                       ---------------------------
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ---------------------------
                                                          2002            2003
                                                        ----------   -------------
Statement of Operations Data:
Net revenues:
 License fees                                                 43%        39%
 Maintenance                                                  40%        44%
 Services                                                     17%        17%
                                                             ---        ---

Net revenues                                                 100%       100%

Operating expenses:
 Cost of license and maintenance revenues                     12%         8%
 Sales and marketing                                          62%        58%
 Research and development                                     16%        22%
 General and administrative                                   12%         8%
 Special general and administrative charges                    3%      --
 Merger-related                                                4%      --
 Acquired in-process technology                             --         --
                                                             ---        ---

Operating expenses                                           109%        96%
                                                             ---        ---

Operating income (loss)                                       (9%)        4%
                                                             ---        ---

Other income (expense):
 Net interest and investment income (expense)               --         --
 Other income (expense)                                     --         --
                                                             ---        ---

Other income (expense)                                      --         --
                                                             ---        ---

Income (loss) before income taxes and minority interest       (9%)        4%
Income tax expense (benefit)                                  (3%)        1%
                                                             ---        ---

Income (loss) before minority interest                        (6%)        3%
Minority interest                                              1%      --
                                                             ---        ---

Net income (loss)                                             (5%)        3%
                                                              ===      ====


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2003.

    Net Revenues. Net revenues decreased 1% from $49,610,000 in the three months ended March 31, 2002 to $49,050,000 in the three months ended March 31, 2003. In 2003 and on a going-forward basis, SPSS will report and discuss its revenues in three categories used by most enterprise software companies:

     - License fees, representing new sales of the company's tools, applications, and components on a perpetual, annual, or ASP (application services provider) basis;

     - Maintenance, representing recurring revenues recognized by the company from renewals of maintenance agreements associated with perpetual licenses or renewals of annual licenses;

     - Services, representing revenues recognized from professional services engagements and training activities.

    License Fees. Revenue from new software licenses declined 11% from $21,604,000 in the three months ended March 31, 2002 to $19,188,000 in the three months ended March 31, 2003. These results were primarily due to the decrease in demand for high-priced analytical tools, applications, and components, partially offset by an increase in sales of lower-priced statistical analysis tools. New license revenue from SPSS statistical analysis tools increased from higher sales in the corporate, higher education, and state and local government markets in the United States. Several European markets also showed growth, including France, Spain, Sweden, and countries managed through indirect distribution. Revenues from statistical tools declined in the United Kingdom and were flat in other international markets. As a percentage of net revenues, software license revenues decreased from 43% in the three months ended March 31, 2002 to 39% in the three months ended March 31, 2003.

    Maintenance. Revenue from maintenance agreements and renewals of annual licenses increased by 8% from $19,783,000 in the three months ended March 31, 2002 to $21,427,000 in the three months ended March 31, 2003. This increase was largely attributable to higher renewal rates across almost every SPSS product line, particularly among the installed base using its statistical analysis and business intelligence tools. As a percentage of net revenues, maintenance revenues increased from 40% in the three months ended March 31, 2002 to 44% in the three months ended March 31, 2003.

    Services. Revenue from professional services engagements, training, and other sources were $8,435,000 in the three months ended March 31, 2003 compared to $8,223,000 in the same period last year. These results reflect a fall off in implementation services associated with the lower number of new licenses signed in the quarter for ShowCase products as well as flat revenues from training and the SPSS Online (AOL) business; partially offset by sizable customer retention and fraud detection consulting engagements completed in the quarter.

    Cost of license and maintenance revenues. Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. These costs decreased by 35% from $5,848,000 in the three months ended March 31, 2002 to $3,822,000 in the three months ended March 31, 2003.

This decrease was due to lower cost of license and maintenance revenues related to the decline in license revenues, lower Hyperion Solutions royalties, lower amortization of acquired technology assets, and a favorable book-to-physical inventory adjustment. As a percentage of net revenues, cost of license and maintenance revenues decreased from 12% in the three months ended March 31, 2002 to 8% in the three months ended March 31, 2003.

    Sales and marketing. Sales and marketing expenses decreased by 8% from $30,754,000 in the three months ended March 31, 2002 to $28,354,000 in the first three months of 2003. This decrease was primarily due to the reduction in the number of sales and professional services personnel as a result of the restructuring of the Company's field operations implemented in August 2002, partially offset by increases due to changes in foreign currency exchange rates. As a percentage of net revenues, sales and marketing expenses decreased from 62% in the three months ended March 31, 2002 to 58% in the three months ended March 31, 2003.

    Research and development. Research and development expenses increased 35% from $8,108,000 in the three months ended March 31, 2002 to $10,927,000 in the three months ended March 31, 2003 (net of capitalized internal software development costs of $1,812,000 in the three months ended March 31, 2002 and $1,551,000 in the three months ended March 31, 2003). In the same periods, the Company's expense for amortization of capitalized software and product translations, included in cost of revenues, was $1,639,000 in the three months ended March 31, 2002 and $1,255,000 in the three months ended March 31, 2003. The increase in research and development expenses was primarily due to the addition of LexiQuest(TM) development personnel, and the unfavorable impact of foreign exchange rates. As a percentage of net revenues, research and development expenses were 16% in the three months ended March 31, 2002 and 22% in the three months ended March 31, 2003.

    General and administrative. General and administrative expenses decreased 34% from $5,960,000 in the three months ended March 31, 2002 to $3,954,000 in the three months ended March 31, 2003. This decrease was primarily due to cost reduction programs associated with the restructuring of the Company's field operations implemented in August 2002 and lower administrative costs related to the integration of the NetGenesis and LexiQuest acquisitions, partially offset by increases due to changes in foreign currency exchange rates. As a percentage of net revenues, general and administrative expenses decreased from 12% in three months ended March 31, 2002 to 8% in the three months ended March 31, 2003.

    Special general and administrative charges. Special general and administrative charges were $1,655,000 in three months ended March 31, 2002. These charges included costs associated with the NetGenesis and LexiQuest acquisitions, such as professional fees of $700,000, severance payments and retention and other bonuses of $250,000, as well as related travel and meeting expenses and other costs of $700,000. No special general and administrative charges were incurred in the three months ended March 31, 2003. As a percentage of net revenues, special general and administrative expenses were 3% in the three months ended March 31, 2002.

    Merger-related. Merger-related costs were $1,903,000 in three months ended March 31, 2002. These expenses related to acquisitions completed between October and December 2001 and the LexiQuest acquisition in 2002, and included approximately $900,000 for professional fees, approximately $500,000 for merger-related bonuses paid to employees, and approximately $500,000 for other merger costs. No merger-related costs were incurred in the three months ended March 31, 2003. As a percentage of net revenues, merger-related costs were 4% in the three months ended March 31, 2002.

    Acquired in-process technology. Acquired in-process technology costs were $150,000 in the three months ended March 31, 2002, related to the LexiQuest acquisition.

    Net interest and investment income. Net interest and investment income decreased by 97% from $94,000 in the three months ended March 31, 2002 to $3,000 in the three months ended March 31, 2003. The income in 2002 was primarily due to interest earned on short-term investments, partially offset by interest expense incurred on line-of-credit borrowings. The net income in the three months ended March 31, 2003 was due primarily due to interest income of $332,000 due to interest earned on line-of-credit deposits, almost entirely offset by imputed (noncash) interest expense on the merger consideration payable related to the Company's October 2001 transaction with AOL Time Warner and the interest expense related to the financing arrangement with Bank One N.A.

    Other income. Other income was $7,000 in three months ended March 31, 2002 and $131,000 in the three months ended March 31, 2003. The other income in the three months ended March 31, 2003 was primarily due to gains from foreign currency translations from the weakening of the U.S. dollar against other major currencies, partially offset by the decline in value of U.S. dollar-denominated receivables held overseas.

    Income tax expense (benefit). The provision for income taxes increased from a benefit of $1,680,000 in the three months ended March 31, 2002 to an expense of $766,000 in the three months ended March 31, 2003. The income tax provision represents an effective tax rate of approximately 36% in both the three month periods ended March 31, 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

    SPSS generated $1,604,000 in cash from operations in the three months ended March 31, 2002 compared to $12,396,000 in the three months ended March 31, 2003. The overall net loss in the three months ended March 31, 2002 was largely the result of noncash charges for increased depreciation and amortization expense. Cash from operations in the three months ended March 31, 2002 came primarily from collections of open accounts receivable of $3,274,000 and an increase in accrued expenses of $1,766,000. These amounts were offset by a reduction of deferred revenues of $1,569,000.

    Operating results in the three months ended March 31, 2003 benefited from cost reductions related to the restructuring of the Company's field operations implemented in August 2002. This restructuring reduced the SPSS field sales force by 25%, total staff by 7%, and total payroll by 8%. In addition, the Company closed its offices in Miami, Florida, and reduced its facilities in Chicago, Illinois; London, England; Cambridge, Massachusetts; and Point Richmond, California. These and other cost reductions combined with strong collections of open accounts receivable and flat revenues, offset by decreases in accrued expenses related to capital lease obligations, increased the Company's cash from operations to $12,396,000 for the three months ended
March 31, 2003.

    Investing activities reduced cash by $4,265,000 in the three months ended March 31, 2002 and reduced cash by $5,435,000 in the three months ended March 31, 2003. In 2002, cash was primarily used for capital expenditures of $3,374,000 and capitalized software development costs of $3,919,000. SPSS also paid $2,500,000 to acquire LexiQuest and made a scheduled payment of $1,812,500 to AOL. Proceeds of $7,779,000 were received from the maturities and sales of marketable securities. In the three months ended March 31, 2003, $1,165,000 in cash was used for capital expenditures, along with $2,458,000 for capitalized software development costs, and a scheduled payment of $1,812,500 related to the AOL transaction.

    Cash provided by financing activities was $1,317,000 in the three months ended March 31, 2002 and $336,000 the three months ended March 31, 2003. In the three months ended March 31, 2002, financing activities provided cash of $825,000 from net borrowings under the line-of-credit agreement and proceeds of $492,000 from the issuance of common stock, primarily through the exercise of stock options and employee stock purchases through the employee stock purchase plan. In the three months ended March 31, 2003, financing activities provided proceeds of $336,000 from the issuance of common stock, primarily through the exercise of stock options and employee stock purchases through the employee stock purchase plan.

    On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Foothill Capital Corporation. This credit facility replaced SPSS's prior banking relationship with Bank One, N.A. The Foothill facility includes a four (4) year term loan in the amount of $10,000,000 and a revolving line of credit. The maximum amount SPSS may borrow under the revolving line of credit portion of the facility will depend upon the value of SPSS's eligible accounts receivable generated within the United States. Additionally, the Company has immediate availability of $2,500,000 under the revolving line of credit.

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

    The Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. SPSS expects to comply with these covenants for the three months ended March 31, 2003.

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

    SPSS intends to fund its future capital needs through operating cash flows and borrowings on our credit facility. SPSS anticipates that amounts available from cash and cash equivalents on hand, under its line of credit, and cash flows generated from operations, will be sufficient to fund the Company's operations and capital requirements at the current level of operations. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms or at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table reflects a summary of SPSS's contractual cash obligations:


                                                      LESS THAN
                                           TOTAL        1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                                        -----------------------   ----------  ----------   -------------
    United Kingdom mortgage.........    $   804,000  $   79,000   $  300,000  $  267,000      $ 158,000
    Litigation settlement...........        595,000     595,000           --          --           --
    Notes payable...................      8,500,000   2,500,000    5,000,000   1,000,000           --
    Merger consideration-- AOL,
      undiscounted..................     16,313,000   7,250,000    9,063,000          --           --
    Capital lease commitments.......         30,000      30,000           --          --           --

CRITICAL ACCOUNTING POLICIES

    The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

INTERNATIONAL OPERATIONS

    Revenues from international operations were 48% and 55% of total net revenues in the three months ended March 31, 2002 and March 31, 2003, respectively. The percentage differences are the result of revenues increasing at a higher rate in Europe and the Pacific Rim than in the United States compared to the first quarter of 2002, as well as the positive effects of changes in foreign currency exchange rates for the three months ended March 31, 2002 and March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new Statement amends Statement 133 for decisions made: 1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133; 2) in connection with other Board projects dealing with financial instruments; and, 3) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contain financing components. The statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company is currently reviewing the impact that SFAS No. 149 will have on future results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at either the prime rate or the Eurodollar rate. As of March 31, 2003, the Company had $8,500,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $85,000 of annual interest expense, assuming the same level of borrowing.

    The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly impacted by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations to currency exchange rates, the Company may enter into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the

U.S. dollar by 10 percent from levels at March 31, 2003, management expects this would have a materially adverse effect on the Company's financial results.

    At March 31, 2003, the Company did not have any option contracts outstanding.

    The Company's derivative instruments do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments are recognized in income in each accounting period.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    SPSS maintains disclosure controls and procedures, which have been designed to ensure that information related to SPSS is recorded, processed, summarized and reported by SPSS on a timely basis. SPSS has reviewed its internal control structure and these disclosure controls and procedures. In connection with the Company's review of its disclosure controls and procedures, SPSS has established a compliance committee that is responsible for accumulating potentially material information regarding SPSS and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. The SPSS compliance committee is comprised of the Company's senior legal official, principal accounting officer, chief investor relations officer, principal risk management officer, and certain other members of the SPSS senior management.

    Within 90 days prior to the filing of this report, SPSS's Chief Executive Officer, Jack Noonan, and Chief Financial Officer, Edward Hamburg, with the participation of the compliance committee, carried out an evaluation of the effectiveness of the design and operation of SPSS's disclosure controls and procedures. Based upon this evaluation, Mr. Noonan and Dr. Hamburg concluded that the disclosure controls and procedures of SPSS are effective in causing material information to be recorded, processed, summarized, and reported by management of SPSS on a timely basis and ensuring that the quality and timeliness of public disclosures by SPSS comply with its disclosure obligations under the Securities Exchange Act of 1934.

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

ITEM 5.   OTHER INFORMATION

    It has been determined that SPSS should have filed historical and pro forma financial statements with the Securities and Exchange Commission in connection with the AOL transaction. Until these financial statements are filed, SPSS will not be allowed to file any registration statements with the SEC. In addition, SPSS is not eligible to file a registration statement on Form S-3 for one year after the filing deficiency occurred.

Audit Committee and Related Issues

    In keeping with the new relationships intended to be established between publicly-traded companies and their auditors, the audit committee of SPSS's Board of Directors has complete authority over the selection, direction and compensation of the Company's independent auditors, KPMG LLP.

    The audit committee also has authority and has developed a procedure to pre-approve all non-audit services provided by KPMG and to monitor auditor independence. During the fiscal quarter ended March 31, 2003, the audit committee did not pre-approve any non-audit services as KPMG did not provide any such services. In addition, the audit committee monitors SPSS's adherence to its corporate compliance program and general corporate policies.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a "+" in the following list.)


                                                                                        INCORPORATION
EXHIBIT                                                                                 BY REFERENCE
NUMBER                          DESCRIPTION OF DOCUMENT                                (IF APPLICABLE)
-------      -------------------------------------------------------------------       ----------------
    2.1      Agreement and Plan of Merger among SPSS Inc., SPSS ACSUB, Inc.,           (1), Ex. 2.1
             Clear Software, Inc. and the shareholders named therein, dated
             September 23, 1996.

    2.2      Agreement and Plan of Merger among SPSS Inc., SPSS Acquisition Inc.       (2), Annex A
             and Jandel Corporation, dated October 30,1996.

    2.3      Asset Purchase Agreement by and between SPSS Inc. and DeltaPoint,         (16), Ex. 2.3
             Inc., dated as of May 1, 1997.

    2.4      Stock Purchase Agreement among the Registrant, Edward Ross, Richard       (3), Ex. 2.1
             Kottler, Norman Grunbaum, Louis Davidson and certain U.K.-Connected
             Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted schedules.

    2.5      Stock Purchase Agreement among the Registrant, Edward Ross, Richard       (3), Ex. 2.2
             Kottler, Norman Grunbaum, Louis Davidson and certain Non-U.K.
             Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted schedules.

    2.6      Stock Purchase Agreement by and among SPSS Inc. and certain               (4), Ex. 2.1
             Shareholders of Quantime Limited listed on the signature pages thereto, dated November 21, 1997.

    2.7      Stock Purchase Agreement by and among Jens Nielsen, Henrik                (4), Ex.2.2
             Rosendahl, Ole Stangegaard, Lars Thinggaard, Edward O'Hara, Bjorn
             Haugland, 2M Invest and the Shareholders listed on Exhibit A thereto, dated November 21, 1997.

    2.8      Stock Purchase Agreement by and among SPSS Inc. and the                   (18), Ex. 2.1
             Shareholders of Integral Solutions Limited listed on the signature pages hereof, dated as of December 31, 1998.

    2.9      Share Purchase Agreement by and among SPSS Inc., Surveycraft Pty          (20), Ex. 2.9
             Ltd. and Jens Meinecke and Microtab Systems Pty Ltd., dated as of
             November 1, 1998.

    2.10     Stock Acquisition Agreement by and among SPSS Inc., Vento Software,       (21), Ex. 2.1
             Inc. and David Blyer, John Gomez and John Pappajohn, dated as of
             November 29, 1999.

    2.11     Asset Purchase Agreement by and between SPSS Inc. and DataStat,           (24), Ex. 2.11
             S.A., dated as of December 23, 1999.

    2.12     Agreement and Plan of Merger dated as of November 6, 2000, among          (25), Ex. 2.1
             SPSS Inc., SPSS Acquisition Sub Corp., and ShowCase Corporation.

    2.13     Agreement and Plan of Merger dated as of October 28, 2001, among          (29), Ex. 99.1
             SPSS Inc., Red Sox Acquisition Corp. and NetGenesis Corp.

    2.14     Stock Purchase Agreement by and among SPSS Inc., LexiQuest, S.A.          (33), Ex. 2.14
             and the owners of all of the issued and outstanding shares of capital stock of LexiQuest, S.A., dated as of January 31, 2002.

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

   10.13     1995 Equity Incentive Plan.+                                              (11), Ex. 10.14

   10.14     1995 Bonus Compensation.+                                                 (12), Ex. 10.15

   10.15     Amended and Restated 1995 Equity Incentive Plan.+                         (13), Ex. 10.17

   10.16     1996 Bonus Compensation.+                                                 (14), Ex. 10.18

   10.17     Software Distribution Agreement between the Company and Banta             (14), Ex. 10.19
             Global Turnkey.

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

   10.24     Intentionally omitted.

   10.25     Intentionally omitted.

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

   10.30     2000 Bonus Compensation.+                                                 (27), Ex. 10.30

   10.31     Stock Purchase Agreement by and between SPSS Inc. and Siebel              (28), Ex. 10.31
             Systems, Inc.

   10.32     1999 Employee Equity Incentive Plan.+                                     (30), Ex. 4.1

   10.33     Stock Purchase Agreement by and between SPSS Inc. and                     (31), Ex. 10.33
             America Online, Inc.

   10.34     Strategic Online Research Services Agreement by and between SPSS          (32), Ex. 99.1
             Inc. and America Online, Inc.*

   10.35     SPSS Inc. 2002 Equity Incentive Plan+                                     (34), Ex. 4.1

   10.36     Intentionally omitted.

   10.37     Intentionally omitted.

   10.38     Intentionally omitted.


   10.39     Intentionally omitted.

   10.40     Intentionally omitted.

   10.41     Intentionally omitted.

   10.42     Service Agreement dated March 17, 1998, amended as of January 1,          (37), Ex. 10.41
             2002, by and between SPSS Inc. (as successor by merger to ShowCase
             Corporation) and Patrick Dauga.

   10.43     Loan and Security Agreement, dated as of March 31, 2003, by and           (37), Ex. 10.41
             between SPSS Inc. and each of SPSS's subsidiaries that may become additional borrowers, as Borrower, and Foothill Capital Corporation, as Lender.

   99.1 Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2      Certification of the Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------

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

(23) Intentionally omitted.

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

(31) Previously filed with the Form S-3 Registration Statement of SPSS Inc. filed on December 12, 2001. (File No. 333-74944)

(32) Previously filed with SPSS Inc. Report on Form 8-K/A (Amendment No. 1) filed on December 12, 2001. (File No. 000-22194)

(33) Previously filed with SPSS Inc. Report on Form 8-K, dated February 6, 2002, filed on February 21, 2002. (File No. 000-22194)

(34) Previously filed with the Form S-8 Registration Statement of SPSS Inc. filed on June 18, 2002. (File No. 333-90694)

(35) Intentionally omitted.

(36) Intentionally omitted.

(37) Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 2002. (File No. 000-22194)

     (b) SPSS filed the following reports on Form 8-K during the three months ended March 31, 2003:

                  The current report of SPSS Inc. on Form 8-K, dated April 30, 2003, filed with the SEC on May 2, 2003. In accordance with the new rules issued by the SEC, the Form 8-K reported that SPSS had issued a press release announcing its results for its fiscal quarter ended March 31, 2003 and attached a copy of this press release as an exhibit. The report also described certain non-GAAP financial measures included in the press release.

                  The current report of SPSS Inc. on Form 8-K, dated April 30, 2003, filed with the SEC on May 5, 2003. In accordance with the new rules issued by the SEC, the Form 8-K reported that SPSS had held its First Quarter 2003 Earnings Release Conference Call on April 30, 2003. The Form 8-K attached a transcript of the conference call as an exhibit because SPSS's Form 8-K filed with the SEC on May 2, 2003 was not filed with the SEC before the commencement of the conference call.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPSS Inc.




Date:    May 15, 2003                By:  /s/ JACK NOONAN
                                        ----------------------------------------
                                          Jack Noonan
                                          President and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.




Date:    May 15, 2003                By:  /s/ EDWARD HAMBURG
                                        ----------------------------------------
                                          Edward Hamburg
                                          Executive Vice President, Corporate
                                          Operations and Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:    May 15, 2003                By: /s/ JACK NOONAN
                                        ----------------------------------------
                                        Jack Noonan
                                        President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    May 15, 2002                 By: /s/ EDWARD HAMBURG
                                         ---------------------------------------
                                         Edward Hamburg
                                         Executive Vice President, Corporate
                                         Operations and Chief Financial Officer

                                    SPSS INC.

                                  EXHIBIT INDEX



   Exhibit
     No.           Description
   ------          -----------

    99.1 Certification of Chief Executive Officer and President pursuant to 18 U.S.C. ss1350, as adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002