Form 10-Q
period 2003-06-30
SPSS INC
filed 2003-08-13
CIK 869570

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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


       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (312) 651-3000


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS
FOR THE PAST 90 DAYS. YES     NO  X
                         ---     ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12b-2.) YES X   NO
                                        ---    ---

         AS OF AUGUST 1, 2003, THERE WERE 17,316,356 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.



===============================================================================

                                   SPSS INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2003

                                     INDEX

PART I - FINANCIAL INFORMATION                                                   PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                           AS OF DECEMBER 31, 2002 (AUDITED) AND
                           JUNE 30, 2003 (UNAUDITED)                               3

                           CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                           THE THREE AND SIX MONTHS ENDED JUNE 30,
                           2002 (UNAUDITED) AND 2003 (UNAUDITED)                   4

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE
                           30, 2002 (UNAUDITED) AND 2003 (UNAUDITED)               5

                           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                           MONTHS ENDED JUNE 30, 2002 (UNAUDITED) AND
                           2003 (UNAUDITED)                                        6

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS          10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK                                      19

         ITEM 4.  CONTROLS AND PROCEDURES                                         20

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                               21

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS                                       21

         ITEM 5.  OTHER INFORMATION                                               22

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                23

ITEM 1.  FINANCIAL STATEMENTS




                           SPSS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           DECEMBER 31,           JUNE 30,
                                                                                               2002                 2003
                                                                                          --------------       -------------
                                               ASSETS                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                            $      15,589        $      21,874
     Accounts receivable, net of allowances                                                      49,917               45,587
     Inventories, net of allowances                                                               2,775                2,398
     Other current assets                                                                        28,108               27,316
                                                                                          -------------        -------------
          Total current assets                                                                   96,389               97,175
                                                                                          -------------        -------------

Property, equipment, and leasehold improvements, at cost:                                        96,990               98,760
     Less accumulated depreciation and amortization                                              59,360               63,611
                                                                                          -------------        -------------
Net property, equipment, and leasehold improvements                                              37,630               35,149
                                                                                          -------------        -------------
Restricted cash                                                                                   1,594                  861
Capitalized software development costs, net of accumulated amortization                          27,629               29,123
Goodwill, net of accumulated amortization                                                        53,560               53,560
Intangibles, net of accumulated amortization                                                     14,153               12,466
Other noncurrent assets                                                                          17,781               14,845
                                                                                          -------------        -------------
          Total assets                                                                    $     248,736        $     243,179
                                                                                          =============        =============


                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                        $       2,500        $       2,500
     Accounts payable                                                                            11,764                9,869
     Merger consideration                                                                         7,250                7,250
     Other accrued liabilities                                                                   27,138               20,992
     Income taxes and value added taxes payable                                                   6,680                4,002
     Deferred revenues                                                                           43,603               46,468
                                                                                          -------------        -------------

          Total current liabilities                                                              98,935               91,081
                                                                                          -------------        -------------

Noncurrent notes payable                                                                          6,000                7,146
Noncurrent merger consideration                                                                  11,484                8,301
Other noncurrent liabilities                                                                        781                  536

STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares authorized; 17,214,515 and 17,302,309 shares issued and outstanding in 2002 and
       2003, respectively                                                                           172                  173
     Additional paid-in capital                                                                 147,926              148,625
     Accumulated other comprehensive loss                                                        (2,981)              (2,708)
     Accumulated deficit                                                                        (13,581)              (9,975)
                                                                                          -------------        -------------

          Total stockholders'  equity                                                           131,536              136,115
                                                                                         --------------        -------------
          Total liabilities and stockholders' equity                                     $      248,736        $     243,179
                                                                                         ==============        =============


          See accompanying notes to consolidated financial statements

                           SPSS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                          ------------------------------       -----------------------------
                                                              2002             2003                2002             2003
                                                          -------------    -------------       -------------     -----------
Net revenues:
 License fees                                             $      22,623    $      21,405        $     44,302     $    41,225
 Maintenance                                                     20,906           21,573              40,614          42,368
 Services                                                         9,464            8,349              17,687          16,784
                                                          -------------    -------------        ------------     -----------

Total net revenues                                               52,993           51,327             102,603         100,377
                                                          -------------    -------------        ------------     -----------

Operating expenses:
 Cost of license and maintenance revenues                         5,419            3,940              11,267           7,762
 Sales, marketing, and services                                  30,627           28,089              61,381          56,443
 Research and development                                        11,994           10,999              20,102          21,926
 General and administrative                                       4,384            4,619              10,344           8,573
Special general and administrative                                1,537               --               3,192              --
Merger-related                                                      357               --               2,260              --
Acquired in-process technology                                       --               --                 150              --
                                                          -------------    -------------        ------------     -----------

Operating expenses                                               54,318           47,647             108,696          94,704
                                                          -------------    -------------        ------------     -----------

Operating income (loss)                                          (1,325)           3,680              (6,093)          5,673
                                                          -------------    -------------        ------------     -----------

Other income (expense):
 Net interest income (expense)                                      (42)            (389)                 52            (386)
 Other income                                                       872              216                 879             347
                                                          -------------    -------------        ------------     -----------

Other income (expense)                                              830             (173)                931             (39)
                                                          -------------    -------------        ------------     -----------

Income (loss) before income taxes and minority
 interest                                                          (495)           3,507              (5,162)          5,634
Income tax expense (benefit)                                       (178)           1,262              (1,858)          2,028
                                                          -------------    -------------        ------------     -----------

Income (loss) after income taxes before minority
 interest                                                          (317)           2,245              (3,304)          3,606
Minority interest                                                    58               --                 497              --
                                                          -------------    -------------        ------------     -----------

Net income (loss)                                          $       (259)   $       2,245        $     (2,807)    $     3,606
                                                          =============    =============        ============     ===========

Basic net income (loss) per share                          $      (0.02)   $        0.13        $      (0.17)    $      0.21
                                                          =============    =============        ============     ===========

Diluted net income (loss) per share                        $      (0.02)   $        0.13        $      (0.17)    $      0.20
                                                          =============    =============        ============     ===========

Share data:

Shares used in basic per share computation                       16,821           17,272              16,801          17,254
                                                          =============    =============        ============     ===========

Shares used in diluted per share computation                     16,821           17,757              16,801          17,709
                                                          =============    =============       =============     ===========


         See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                     ---------------------------        -------------------------
                                                         2002           2003               2002          2003
                                                     -----------     -----------        -----------   -----------
Net income (loss)                                    $     (259)     $     2,245        $   (2,807)   $     3,606

Other comprehensive income (net of tax):
     Foreign currency translation adjustment              3,931                5             2,499            273
     Unrealized holding gain on marketable
     securities                                              --               --                11             --
                                                     ----------      -----------        ----------    -----------

Comprehensive income (loss)                          $    3,672      $     2,250        $     (297)   $     3,879
                                                     ==========      ===========        ==========    ===========



          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                    -----------------------------
                                                                                        2002              2003
                                                                                    ------------       ----------
Cash flows from operating activities:
    Net income (loss)                                                                $   (2,807)       $    3,606
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization                                                   8,896             8,779
          Deferred income taxes                                                          (2,837)              825
          Changes in assets and liabilities, net of impact of acquisitions:
             Accounts receivable                                                          7,827             5,260
             Inventories                                                                    309               384
             Restricted cash                                                                 28               733
             Accounts payable                                                               280            (2,017)
             Accrued expenses                                                            (1,751)           (6,683)
             Accrued income taxes                                                          (240)           (2,834)
             Deferred revenues                                                           (5,805)            2,865
             Other                                                                       (3,434)            2,487
                                                                                    -----------        ----------
Net cash provided by operating activities                                                   466            13,405
                                                                                    -----------        ----------

Cash flows from investing activities:
     Capital expenditures, net                                                           (8,777)           (1,599)
     Capitalized software development costs                                              (5,175)           (4,308)
     Consideration for AOL transaction                                                   (3,625)           (3,625)
     Consideration for LexiQuest                                                         (2,500)               --
     Proceeds from maturities and sales of marketable securities                          9,792                --
     Other investing activity                                                              (497)               --
                                                                                    -----------        ----------
Net cash used in investing activities                                                   (10,782)           (9,532)
                                                                                    -----------        ----------
Cash flows from financing activities:

     Net borrowings under line-of-credit agreements                                       5,575             1,146
     Proceeds from issuance of common stock                                                 832               700
                                                                                    -----------        ----------

Net cash provided by financing activities                                                 6,407             1,846
                                                                                    -----------        ----------

Effect of exchange rate on cash                                                           2,510               566
                                                                                    -----------        ----------

Net change in cash and cash equivalents                                                  (1,399)            6,285
Cash and cash equivalents at beginning of period                                         21,400            15,589
                                                                                    -----------        ----------
Cash and cash equivalents at end of period                                          $    20,001        $   21,874
                                                                                    ===========        ==========

Supplemental disclosures of cash flow information:
     Interest paid                                                                  $       228        $      354
     Income taxes paid                                                                    2,349             4,037
     Cash received from income tax refunds                                                2,080             1,419

Supplemental disclosures of noncash investing activities -

     Note payable recorded for netExs acquisition                                   $     1,000        $       --



          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the SPSS Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATIONS

Effective in the first quarter of 2003, SPSS began reporting revenues in three categories used by most enterprise software companies:

           - License fees, representing new sales of the Company's tools, applications, and components on a perpetual, annual, or ASP (applications services provider) basis;

           - Maintenance, representing recurring revenues recognized by the Company from renewals of maintenance agreements associated with perpetual licenses or renewals of annual licenses;

           - Services, representing revenues recognized from professional services engagements, training, and other activities such as publication sales and providing respondents to online surveys.

SPSS has reclassified prior period revenue to conform to this new reporting classification.

NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of contingently issuable shares and stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows:


                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     -------------------------
                                                          2002            2003            2002          2003
                                                       -----------    ------------     ----------    -----------
Basic weighted average common shares outstanding         16,821          17,272           16,801        17,254
Dilutive effect of stock options and                         --
contingently issuable shares                                 --             485               --           455
                                                         ------         -------           ------        ------
Diluted weighted average common shares outstanding       16,821          17,757           16,801        17,709
                                                         ======          ======           ======        ======

In 2002, potentially dilutive securities excluded from the earnings per share calculation due to the Company's net loss position consisted of contingently issuable shares and stock options. Such contingently issuable shares and options totaled 858,000 and 907,000 for the three and six months ended June 30, 2002 respectively.

NOTE 4 - STOCK OPTION PLANS

The Company maintains one stock incentive plan that is flexible and allows various forms of equity incentives to be issued under it. The Company accounts for this plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations. In prior years, the Company has recognized compensation cost for restricted stock and restricted stock units to employees. No compensation is recognized for stock option grants to employees, as options granted under the stock incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income
(loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.


                                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------    -------------------------
                                                                  2002             2003          2002           2003
                                                               -----------     -----------    -----------    ----------
Net income (loss), as reported                                 $      (259)    $     2,245    $    (2,807)   $   3,606
Deduct:
  Total stock-based employee compensation expense
  determined under the fair value based method for
  all awards, net of related taxes                                  (1,401)         (1,122)        (2,845)      (2,485)
                                                               -----------     -----------    -----------    ---------
Pro forma net income (loss)                                    $    (1,660)    $     1,123    $    (5,652)   $   1,121
                                                               ===========     ===========    ===========    =========
Net income (loss) per share:
  Basic-- as reported                                          $     (0.02)    $      0.13    $     (0.17)   $    0.21
  Basic-- pro forma                                            $     (0.10)    $      0.07    $     (0.34)   $    0.07
  Diluted-- as reported                                        $     (0.02)    $      0.13    $     (0.17)   $    0.20
  Diluted-- pro forma                                          $     (0.10)    $      0.06    $     (0.34)   $    0.06


Note 5 - Domestic and Foreign Operations

Net revenues per geographic region are summarized as follows (in 000's):

                                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------    -------------------------
                                                                  2002             2003          2002           2003
                                                               -----------     -----------    -----------    ----------
United States                                                  $    27,397     $    26,497    $    53,283    $  48,440
United Kingdom                                                       6,809           5,481         13,255       12,835
Other International Operations                                      18,787          19,349         36,065       39,102
                                                               -----------     -----------    -----------    ----------
  Total                                                        $    52,993     $    51,327    $   102,603    $ 100,377
                                                               ===========     ===========    ===========    ==========

NOTE 6 - SPECIAL GENERAL AND ADMINISTRATIVE CHARGES

Special general and administrative charges were $1,537,000 in the three months ended June 30, 2002 and $3,192,000 in the six months ended June 30, 2002. In the six months ended June 30, 2002, these charges were associated with the NetGenesis and LexiQuest acquisitions, including professional fees of $1,218,000, severance payments as well as retention and other bonuses of $1,691,000, and travel, meeting, and other costs of $283,000 that did not meet the definition of "merger-related" costs under established guidelines. No special general and administrative charges were incurred in the three and six month periods ended June 30, 2003.

NOTE 7 - MERGER-RELATED EXPENSES

Merger-related expenses were $357,000 in the three months ended June 30, 2002 and $2,260,000 in the six months ended June 30, 2002. In the six months ended June 30, 2002, these charges were associated with the NetGenesis and neteXs acquisitions, including, severance and merger-related bonuses of approximately $1,464,000, professional fees of $596,000, as well as other costs of $200,000. No merger-related expenses were incurred in the three and six month periods ended June 30, 2003.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new Statement amends Statement 133 for decisions made: 1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133; 2) in connection with other Board projects dealing with financial instruments; and 3) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contain financing components. The statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company is currently reviewing the impact that SFAS No. 149 will have on its financial position and future results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this SFAS on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results Of Operations

The following table shows select statements of operations data as a percentage of net revenues for the periods indicated.

                                                                            PERCENTAGE OF NET REVENUES
                                                                 ---------------------------------------------------
                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                                 ---------------------          --------------------
                                                                   2002         2003             2002          2003
                                                                 --------     --------          ------       -------
Net revenues:
 License fees                                                      43%            42%             43%            41%
 Maintenance                                                       39%            42%             40%            42%
 Services                                                          18%            16%             17%            17%
                                                                 ----           ----            ----           ----

Net revenues                                                      100%           100%            100%           100%

Operating expenses:
 Cost of license and maintenance revenues                          10%             8%             11%             8%
 Sales, marketing, and services                                    58%            55%             60%            56%
 Research and development                                          23%            21%             20%            22%
 General and administrative                                         8%             9%             10%             8%
 Special general and administrative                                 3%             --              3%             --
 Merger-related                                                     1%             --              2%             --
 Acquired in-process technology                                     --             --              --             --
                                                                 ----           ----            ----           ----

Operating expenses                                                103%            93%            106%            94%
                                                                 ----           ----            ----           ----

Operating income (loss)                                           (3%)             7%            (6%)             6%
                                                                 ----           ----            ----           ----

Other income (expense):
 Net interest income (expense)                                      --           (1%)              --             --
 Other income                                                       2%             1%              1%             --
                                                                 ----           ----            ----           ----

Other income (expense)                                              2%             --              1%             --
                                                                 ----           ----            ----           ----

Income (loss) before income taxes and minority interest           (1%)             7%            (5%)             6%
Income tax expense (benefit)                                        --             3%            (2%)             2%
                                                                 ----           ----            ----           ----
Income (loss) after income taxes and before minority
interest                                                          (1%)             4%            (3%)             4%
Minority interest                                                   --             --              --             --
                                                                 ----           ----            ----           ----

Net income (loss)                                                 (1%)             4%            (3%)             4%
                                                                 ====           ====            ====           ====


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30, 2003.

    Net Revenues. Net revenues decreased 3% from $52,993,000 in the three months ended June 30, 2002 to $51,327,000 in the three months ended June 30, 2003. Effective in the first quarter 2003, SPSS began reporting its revenues in the following three categories used by most enterprise software companies.

     - License fees, representing new sales of the Company's tools, applications, and components on a perpetual, annual, or ASP (application services provider) basis;

     - Maintenance, representing recurring revenues recognized by the Company from renewals of maintenance agreements associated with perpetual licenses or renewals of annual licenses;

     - Services, representing revenues recognized from professional services engagements, training, and other activities such as publication sales and providing respondents to online surveys.

SPSS has reclassified prior period revenues to conform to this new reporting classification.

    License Fees. Revenue from new software licenses declined 5% from $22,623,000 in the three months ended June 30, 2002 to $21,405,000 in the three months ended June 30, 2003. As a percentage of net revenues, software license revenues decreased from 43% in the three months ended June 30, 2002 to 42% in the three months ended June 30, 2003. This decrease was primarily due to a drop in new sales of the Company's ShowCase business intelligence products and applications for market research, partially offset by increased revenues from the NetGenesis Web analytics application, higher sales of SPSS data mining and statistical analysis tools, and changes in currency exchange rates.

    Maintenance. Revenue from maintenance agreements and renewals of annual licenses increased by 3% from $20,906,000 in the three months ended June 30, 2002 to $21,573,000 in the three months ended June 30, 2003. As a percentage of net revenues, maintenance revenues increased from 39% in the three months ended June 30, 2002 to 42% in the three months ended June 30, 2003. This increase was due to strong renewal rates for the company's major offerings as well as changes in currency exchange rates.

    Services. Revenue from professional services engagements and training decreased by 12% from $9,464,000 in the three months ended June 30, 2002 to $8,349,000 in the three months ended June 30, 2003. As a percentage of net revenues, services revenues decreased from 18% in the three months ended June 30, 2002 to 16% in the three months ended June 30, 2003. This decrease was primarily due to the decline in implementation services associated with the lower number of new licenses of ShowCase products as well as a decline in training revenues. Revenues from the SPSS Online (AOL) business remained relatively constant in the three months ended June 30, 2003, compared to the same period in the prior year.

     Cost of License and Maintenance Revenues. Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of license and maintenance revenues decreased 27% from $5,419,000 in the three months ended June 30, 2002 to $3,940,000 in the three months ended June 30, 2003. As a percentage of net revenues, cost of license and maintenance revenues decreased from 10% in the three months ended June 30, 2002 to 8% in the three months ended June 30, 2003. This decrease was due to the decline in license revenues, lower Hyperion Solutions royalties and lower amortization of acquired technology assets.

     Sales, Marketing, and Services. Sales, marketing, and services expenses decreased 8% from $30,627,000 in the three months ended June 30, 2002 to $28,089,000 in the three months ended June 30, 2003. As a percentage of net revenues, sales, marketing and services expenses decreased from 58% in the three months ended June 30, 2002 to 55% in the three months ended June 30, 2003. This decrease was primarily due to the reduction in the number of sales and professional services personnel as a result of the field reorganization implemented in August 2002, partially offset by increases due to changes in foreign currency exchange rates.

     Research and Development. Research and development expenses decreased by 8% from $11,994,000 in the three months ended June 30, 2002 to $10,999,000 in the three months ended June 30, 2003. As a percentage of net revenues, research and development expenses were 23% in the three months ended June 30, 2002 and 21% in the three months ended June 30, 2003. This decrease in research and development expenses was primarily due to the reduction in the number of LexiQuest development personnel and lower consulting costs for internal software development projects, partially offset by increases due to changes in currency foreign exchange rates.

     General and Administrative. General and administrative expenses increased by 5% from $4,384,000 in the three months ended June 30, 2002 to $4,619,000 in the three months ended June 30, 2003. As a percentage of net revenues, general and administrative expenses increased from 8% in three months ended June 30, 2002 to 9% in the three months ended June 30, 2003. This increase was primarily due to the addition of finance professionals in the United States and changes in foreign currency rates, partially offset by reduced expenses associated with the cost reduction programs implemented in August 2002.

     Special General and Administrative. Special general and administrative were $1,537,000 in the three months ended June 30, 2002 and 3% of net revenues. These charges were associated with the acquisition of NetGenesis and LexiQuest, including professional fees of approximately $388,000, severance payments as well as retention and other bonuses of approximately $1,017,000, and travel, meeting, and other costs of approximately $132,000 that did not meet the definition of "merger-related" costs under established guidelines. No special general and administrative charges were incurred in three months ended June 30, 2003.

     Merger-related Costs. Merger-related costs were $357,000 in the three months ended June 30, 2002 and 1% of net revenues. Merger-related expenses were associated with the NetGenesis and netExs acquisitions, including $254,000 of professional fees and $103,000 of severance and merger-related employee bonuses. No merger-related costs were incurred in the three months ended June 30, 2003.

     Net Interest Income (Expense). Net interest expense increased from $42,000 in the three months ended June 30, 2002 to $389,000 in the three months ended June 30, 2003. This increase was primarily due to higher net debt levels and imputed interest related to the Company's transaction with AOL.

     Other Income. Other income was $872,000 in the three months ended June 30, 2002 and $216,000 in the three months ended June 30, 2003. This decrease was primarily due to lower gains from foreign currency transactions.

     Income Tax Expense (Benefit). The provision for income taxes increased from a net benefit of $178,000 in the three months ended June 30, 2002 to tax expense of $1,262,000 in the three months ended June 30, 2003. This resulted from the increase in pre-tax income. The income tax provision represents an effective tax rate of approximately 36% in both 2002 and 2003.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2003.

    Net Revenues. Net revenues decreased by 2% from $102,603,000 in the six months ended June 30, 2002 to $100,377,000 in the six months ended June 30, 2003.

    License Fees. Revenue from new software licenses declined 7% from $44,302,000 in the six months ended June 30, 2002 to $41,225,000 in the six months ended June 30, 2003. These results were primarily due to a drop in new sales of the Company's ShowCase business intelligence products and applications for market research, partially offset by increased revenues of SPSS statistical analysis tools and changes in currency exchange rates. As a percentage of net revenues, software license revenues decreased from 43% in the six months ended June 30, 2002 to 41% in the six months ended June 30, 2003.

    Maintenance. Revenue from maintenance agreements and renewals of annual licenses increased by 4% from $40,614,000 in the six months ended June 30, 2002 to $42,368,000 in the six months ended June 30, 2003. As a percentage of net revenues, maintenance revenues increased from 40% in the six months ended June 30, 2002 to 42% in the six months ended June 30, 2003. This increase was due to strong renewal rates for the Company's major offerings as well as changes in currency exchange rates.

    Services. Revenue from professional service engagements and training decreased by 5% from $17,687,000 in the six months ended June 30, 2002 to $16,784,000 in the six months ended June 30, 2003. This decrease was primarily due to the decline in implementation services associated with the lower number of new licenses of ShowCase products as well as a decline in training revenues. Revenues from the SPSS Online (AOL) business remained relatively constant in the six months ended June 30, 2003, compared to the comparable period of the prior year. As a percentage of net revenues, services revenues remained flat at 17% in the six months ended June 30, 2002 and the six months ended June 30, 2003.

     Cost of License and Maintenance Revenues. Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of license and maintenance revenues decreased 31% from $11,267,000 in the six months ended June 30, 2002 to $7,762,000 in the six months ended June 30, 2003. As a percentage of net revenues, cost of license and maintenance revenues decreased from 11% in the six months ended June 30, 2002 to 8% in the six months ended June 30, 2003. The decrease was due to the decline in license revenues, lower Hyperion Solutions royalties, and lower amortization of acquired technology assets.

     Sales, Marketing, and Services. Sales, marketing, and services expenses decreased 8% from $61,381,000 in the six months ended June 30, 2002 to $56,443,000 in the six months ended June 30, 2003. As a percentage of net revenues, sales, marketing, and services expenses decreased from 60% in the six months ended June 30, 2002 to 56% in the six months ended June 30, 2003. This decrease was primarily a result of the reduction in the number of sales and professional services personnel as a result of the field reorganization implemented in August 2002, partially offset by increases due to changes in foreign currency exchange rates.

     Research and Development. Research and development expenses increased by 9% from $20,102,000 in the six months ended June 30, 2002 to $21,926,000 in the six months ended June 30, 2003. As a percentage of net revenues, research and development expenses were 20% in the six months ended June 30, 2002 and 22% in the six months ended June 30, 2003. This increase in research and development expenses is primarily due to the addition of LexiQuest development personnel and changes in currency exchange rates, partially offset by subsequent reductions in the number of LexiQuest developers and lower consulting costs for internal software development projects.

     General and Administrative. General and administrative expenses decreased by 17% from $10,344,000 in the six months ended June 30, 2002 to $8,573,000 in the six months ended June 30, 2003. As a percentage of net revenues, general and administrative expenses decreased from 10% in six months ended June 30, 2002 to 8% in the six months ended June 30, 2003. This decrease was primarily due to cost reduction programs associated with the field reorganization implemented in August 2002 and lower administrative costs associated with the NetGenesis and LexiQuest acquisitions, partially offset by the addition of finance professionals in the United States and changes in foreign currency rates.

     Special General and Administrative. Special general and administrative were $3,192,000 in six months ended June 30, 2002 and 3% of net revenues. These charges were associated with the acquisitions of NetGenesis and LexiQuest, including professional fees of approximately $1,218,000, severance payments as well as retention and other bonuses of approximately $1,691,000, and travel, meeting, and other costs of approximately $283,000 that did not meet the definition of "merger-related" costs under established guidelines. No special general and administrative charges were incurred in the six months ended June 30, 2003.

     Merger-related Costs. Merger-related costs were $2,260,000 in the six months ended June 30, 2002 and 2% of net revenues. Merger-related expenses were associated with the NetGenesis and netExs acquisitions, including $1,464,000 of severance and merger-related employee bonuses, $596,000 of professional fees, and $200,000 of other costs. No merger-related costs were incurred in the six months ended June 30, 2003.

     Acquired In-Process Technology. Acquired in-process technology costs were $150,000 in the six months ended June 30, 2002 related to the Company's acquisition of netExs.

     Net Interest Income (Expense). Net interest income was income of $52,000 in the six months ended June 30, 2002 and an expense of $386,000 in the six months ended June 30, 2003. The change was primarily due to higher net debt levels and imputed interest related to the Company's transaction with AOL.

     Other Income. Other income was $879,000 in the six months ended June 30, 2002 and $347,000 in the six months ended June 30, 2003. This decrease was primarily due to lower gains from foreign currency transactions.

     Income Tax Expense (Benefit). The provision for income taxes increased from a net benefit of $1,858,000 in the six months ended June 30, 2002 to tax expense of $2,028,000 in the six months ended June 30, 2003. This increase was due to the increase in pre-tax income. The income tax provision represents an effective tax rate of approximately 36% in both 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, working capital was $6,094,000 with a current ratio of
1.1 to 1. Excluding current deferred revenue, working capital was $52,562,000 with a current ratio of 2.2 to 1.

    Cash flow from operations totaled $13,405,000 in the six months ended June 30, 2003. In the six months of 2003, cash from operations came primarily from net operating activities ($12,385,000 including net income of $3,606,000 and depreciation/amortization of $8,779,000), receivable collections of $5,260,000 and deferred revenues of $2,865,000, partially offset by reductions in accrued expenses of ($6,683,000). Average Days Sales Outstanding was 78 compared to 79 in the quarter ending December 31, 2002.

     Cash flow from operations increased $12,939,000 from $466,000 in the six months ended June 30, 2002 to $13,405,000 in the six months ended June 30, 2003. This increase primarily reflected improved profitability of $6,413,000 resulting from the decrease in operating expenses with the cost reduction programs implemented in August 2002 as well as the timing of deferred revenue ($8,670,000). The cost reduction programs reduced the SPSS field sales force by 25%, total staff by 7%, and total payroll by 8%. In addition, the Company closed its offices in Miami, Florida, and reduced its facilities in Chicago, Illinois; London, England; Cambridge, Massachusetts; and Point Richmond, California. These improvements were partially offset by reduction in accrued expenses including royalty payments and the payment of certain acquisition and special general and administrative charges established in 2002.

     Investing activities resulted in the net use of $10,782,000 in the six months ended June 30, 2002 and the net use of $9,532,000 in the six months ended June 30, 2003. In 2002, cash was primarily used for capital expenditures of $8,777,000 and capitalized software development costs of $5,175,000. SPSS also paid $2,500,000 to acquire LexiQuest and made scheduled payments totaling $3,625,000 to AOL, partially offset by proceeds of $9,792,000 from the maturities and sales of marketable securities. In the six months ended June 30, 2003, $1,599,000 in cash was used for capital expenditures, along with $4,308,000 for capitalized software development costs, and scheduled payments totaling $3,625,000 related to the AOL transaction.

    Cash provided by financing activities was $6,407,000 in the six months ended June 30, 2002 and $1,846,000 the six months ended June 30, 2003. In the six months ended June 30, 2002, financing activities provided cash of $5,575,000 from net borrowings under the line-of-credit agreement and proceeds of $832,000 from the issuance of common stock, primarily through the exercise of stock options and employee stock purchases through the employee stock purchase plan. In the six months ended June 30, 2003, financing activities provided proceeds of $1,846,000, including $1,146,000 from net borrowings under the line-of-credit agreement and $700,000 from the issuance of common stock, primarily through employee stock purchases through the employee stock purchase plan.

     At June 30, 2003, the Company's Borrowing Base under its credit facility with Foothill Capital Corporation was $10,000,000 of which $9,646,000 was borrowed at an annual interest rate of 6.25% per annum. In addition, SPSS has a revolving line of credit with Foothill Capital Corporation, the maximum amount under which SPSS may borrow depending upon the value of the Company's eligible accounts receivable generated within the United States. At June 30, 2003, the amount available under the revolving line of credit was $5,775,000, none of which was borrowed.

     The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon SPSS achieving specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Foothill. The term loan of $10,000,000 will be paid down evenly over the four
(4) year period (i.e., $2,500,000 per year over the next four years).

     SPSS intends to fund its future capital needs through operating cash flows and borrowings on its credit facility. The Company anticipates that amounts available from cash and cash equivalents on hand, under its line of credit, and cash flows generated from operations, will be sufficient to fund its operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms or at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of the Company's contractual cash obligations (in thousands):


                                                   LESS THAN
                                        TOTAL       1 YEAR     1-3 YEARS    4-5 YEARS    AFTER 5 YEARS
                                     ----------    ---------   ----------   ----------   -------------
United Kingdom mortgage...........   $     841     $     305    $     240   $     205     $      91
Litigation settlement.............         595           595           --          --            --
Notes payable.....................       9,646         2,500        7,146          --            --
Merger consideration..............      15,551         7,250        8,301          --            --
Capital lease commitments.........          11            11           --          --            --

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

INTERNATIONAL OPERATIONS

Revenues from international operations were 48% of total net revenues in both the three months ended June 30, 2002, and June 30, 2003, and 48% and 52% of total revenues in the six months ended June 30, 2002 and 2003, respectively. This percentage difference in the six month period was principally due to the effects of foreign currency exchange rates.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new Statement amends Statement 133 for decisions made: 1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133; 2) in connection with other Board projects dealing with financial instruments; and 3) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contain financing components. The statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company is currently reviewing the impact that SFAS No. 149 will have on its financial position and future results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this SFAS on its consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     SPSS is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at 2.5% above the prime rate. As of June 30, 2003, the Company had $9,646,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $965,000 of annual interest expense, assuming the same level of borrowing.

     SPSS is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, its results can be significantly affected by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations in currency exchange rates, SPSS may enter into various financial instruments, such as options. These instruments generally mature within 12 months. The Company's derivative instruments do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments are recognized in the statement of operations in each accounting period. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at June 30, 2003, SPSS management expects this change would have a materially adverse effect on its financial results.

     At June 30, 2003, SPSS did not have any option contracts outstanding.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     SPSS maintains disclosure controls and procedures, which have been designed to ensure that information related to the Company is recorded, processed, summarized and reported by SPSS on a timely basis. SPSS has reviewed its internal control structure and these disclosure controls and procedures. In connection with the Company's review of its disclosure controls and procedures, SPSS has established a compliance committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. The SPSS compliance committee is comprised of the Company's senior legal official, principal accounting officer, chief investor relations officer, principal risk management officer, and certain other members of the SPSS senior management.

     As of the end of the period covered by this quarterly report, the Company's Chief Executive Officer, Jack Noonan, and Chief Financial Officer, Edward Hamburg, with the participation of the compliance committee, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, Mr. Noonan and Mr. Hamburg concluded that the disclosure controls and procedures of SPSS are effective in causing material information to be recorded, processed, summarized, and reported by the Company's management on a timely basis and ensuring that the quality and timeliness of public disclosures by SPSS comply with its disclosure obligations under the Securities Exchange Act of 1934.

Changes in Internal Controls

     There were no significant changes in the internal controls over the financial reporting of SPSS during the period covered by this quarterly report or in other factors that could materially affect, or reasonably likely to materially affect, these internal controls over financial reporting after the date of the most recent evaluation.

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     SPSS Inc. has been named as a defendant in a lawsuit filed on December 6, 2002 in the United States District Court for the Southern District of New York, under the caption Basu v. SPSS Inc., et al., Case No. 02CV9694. The complaint alleges that, in connection with the issuance and initial public offering of shares of common stock of NetGenesis Corp., the registration statement and prospectus filed with the Securities and Exchange Commission in connection with the IPO contained material misrepresentations and/or omissions. The alleged violations of the federal securities laws took place prior to the effective date of the merger in which the acquisition subsidiary of SPSS merged with and into NetGenesis Corp. NetGenesis Corp. is now a wholly owned subsidiary of SPSS. Other defendants to this action include the former officers and directors of NetGenesis Corp. and the investment banking firms that acted as underwriters in connection with the IPO. The plaintiff is seeking unspecified compensatory damages, prejudgment and post-judgment interest, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the Court. SPSS intends to vigorously defend itself against the claims set forth in the complaint.

    SPSS may also become party to various claims and legal actions arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on June 18, 2003. The following persons were nominated and elected to serve as Directors of the Company for a term of three years or until their successors have been duly elected and qualified:

NOMINEE                              FOR                         WITHHELD
-------                              ---                         ---------
Jack Noonan                      11,638,119                      4,129,402
Michael Blair                    14,912,497                        855,024
Promod Haque                     15,435,861                        331,660


     In addition, Norman Nie, Kenneth Holec, Merritt Lutz, Bernard Goldstein and William Binch remained as directors of the Company after the meeting.

     Furthermore, the Company's stockholders approved amendments to the 2002 Equity Incentive Plan which modified the formula grants to be made to each Non-Employee Director by the following votes:

   FOR                            AGAINST                        ABSTAIN
   ---                            -------                        -------
10,714,411                       4,433,462                       619,648

     Finally, the Company's stockholders ratified the appointment of KPMG LLP to serve as the Company's independent auditor for fiscal year 2003 at the meeting by the following votes:

   FOR                         AGAINST                         ABSTAIN
   ---                         -------                         -------
15,194,408                      570,735                         2,378

ITEM 5.  OTHER INFORMATION

     It has been determined that SPSS should have filed historical and pro forma financial statements with the Securities and Exchange Commission in connection with the AOL transaction. Until these financial statements are filed or are granted other relief by the SEC, SPSS will not be allowed to file any registration statements with the SEC.

     During the fiscal quarter ended June 30, 2003, SPSS adopted a Code of Ethics for its directors, officers and employees. This Code of Ethics satisfies all of the requirements of Section 406 of the Sarbanes - Oxley Act of 2002 and the rules and regulations of the SEC promulgated pursuant to Section 406. In many respects, however, the Code of Ethics exceeds the scope of the SEC requirements. SPSS believes that this Code of Ethics will assist the Company in conducting its business with the highest level of integrity and honesty.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a "+" in the following list.)


                                                                                       INCORPORATION
EXHIBIT                                                                                 BY REFERENCE
NUMBER                DESCRIPTION OF DOCUMENT                                          (IF APPLICABLE)
--------   -----------------------------------------------------------------------     ----------------
 2.1       Agreement and Plan of Merger among SPSS Inc., SPSS ACSUB, Inc.,             (1), Ex. 2.1
           Clear Software, Inc. and the shareholders named therein, dated
           September 23, 1996.

 2.2       Agreement and Plan of Merger among SPSS Inc., SPSS Acquisition Inc.         (2), Annex A
           and Jandel Corporation, dated October 30,1996.

 2.3       Asset Purchase Agreement by and between SPSS Inc. and eltaPoint, Inc.,      (16), Ex. 2.3
           dated as of May 1, 1997.

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

                                               23

2.10       Stock Acquisition Agreement by and among SPSS Inc., Vento Software,         (21), Ex. 2.1
           Inc. and David Blyer, John Gomez and John Pappajohn, dated as of
           November 29, 1999.

2.11       Asset Purchase Agreement by and between SPSS Inc. and DataStat, S.A.,       (24), Ex. 2.11
           dated as of December 23, 1999.

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

 3.1       Certificate of Incorporation of SPSS.                                       (5), Ex. 3.2

 3.2       By-Laws of SPSS.                                                            (5), Ex. 3.4

10.1+      Employment Agreement with Jack Noonan.                                      (8), Ex. 10.1

10.2+      Agreement with Valletta.                                                    (6), Ex. 10.2

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

10.4       Intentionally omitted.

10.5       HOOPS Agreement.                                                            (6), Ex. 10.7

10.6       Stockholders Agreement.                                                     (5), Ex. 10.8

10.7       Agreements with CSDC.                                                       (5), Ex. 10.9

10.8+      Amended 1991 Stock Option Plan.                                             (5), Ex. 10.10

10.9       SYSTAT Asset Purchase Agreement.                                            (9), Ex. 10.9

10.10+     1994 Bonus Compensation.                                                    (10), Ex. 10.11

10.11      Lease for Chicago, Illinois Office.                                         (10), Ex. 10.12

10.12      Amendment to Lease for Chicago, Illinois Office.                            (10), Ex. 10.13

10.13+     1995 Equity Incentive Plan.                                                 (11), Ex. 10.14

10.14+     1995 Bonus Compensation.                                                    (12), Ex. 10.15

10.15+     Amended and Restated 1995 Equity Incentive Plan.                            (13), Ex. 10.17

10.16+     1996 Bonus Compensation.                                                    (14), Ex. 10.18

10.17      Software Distribution Agreement between the Company and Banta               (14), Ex. 10.19
           Global Turnkey.


10.18      Lease for Chicago, Illinois in Sears Tower.                                 (15), Ex. 10.20

10.19+     1997 Bonus Compensation.                                                    (17), Ex. 10.21

10.20      Norman H. Nie Consulting L.L.C. Agreement with SPSS.                        (17), Ex. 10.22

10.21+     Second Amended and Restated 1995 Equity Incentive Plan.                     (19), Ex. A

10.22+     1998 Bonus Compensation.                                                    (20), Ex. 10.23

10.23+     Third Amended and Restated 1995 Equity Incentive Plan.                      (22), Ex. 10.1

10.24      Intentionally omitted

10.25      Intentionally omitted

10.26+     1999 Bonus Compensation                                                     (24), Ex. 10.27

10.27+     2000 Equity Incentive Plan.                                                 (26), Ex. 10.45

10.28+     SPSS Qualified Employee Stock Purchase Plan.                                (26), Ex. 10.46

10.29+     SPSS Nonqualified Employee Stock Purchase Plan.                             (26), Ex. 10.47

10.30+     2000 Bonus Compensation.                                                    (27), Ex. 10.30

10.31      Stock Purchase Agreement by and between SPSS Inc. and Siebel                (28), Ex. 10.31
           Systems, Inc.

10.32+     1999 Employee Equity Incentive Plan.                                        (30), Ex. 4.1

10.33      Stock Purchase Agreement by and between SPSS Inc. and                       (31), Ex. 10.33
           America Online, Inc.

10.34      Strategic Online Research Services Agreement by and between SPSS            (32), Ex. 99.1
           Inc. and America Online, Inc.*

10.35+     SPSS Inc. 2002 Equity Incentive Plan                                        (34), Ex. 4.1

10.36      Intentionally omitted

10.37      Intentionally omitted

10.38      Intentionally omitted

                                       25

10.39    Intentionally omitted

10.40    Intentionally omitted

10.41    Intentionally omitted

10.42    Service Agreement dated March 17, 1998, amended as of January 1, 2002,        (37), Ex. 10.41
         by and between SPSS Inc. (as successor by merger to ShowCase Corporation)
         and Patrick Dauga.

10.43    Loan and Security Agreement, dated as of March 31, 2003, by and               (37), Ex. 10.41
         between SPSS Inc. and each of SPSS's subsidiaries that may become additional borrowers, as Borrower, and Foothill Capital Corporation, as Lender.

31.1 Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of the Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and President pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of the Chief Financial Officer pursuant to 18. U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     SPSS Inc. Code of Business Conduct and Ethics


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

(12) Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1995. (File No. 000-22194)

(13)     Previously filed with SPSS Inc.'s 1996 Proxy Statement.
         (File No. 000-22194)

(14) Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 1996. (File No. 000-22194)

(15) Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended March 31, 1997. (File No. 000-22194)

(16) Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended September 30, 1997. (File No. 000-22194)

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

(23)     Intentionally Omitted

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

(35)    Intentionally omitted

(36)    Intentionally omitted

(37) Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 2002. (File No. 000-22194)


    (b) Reports on Form 8-K

        SPSS filed the following reports on Form 8-K during the three months ended June 30, 2003

         The current report of SPSS Inc. on Form 8-K, dated April 30, 2003, filed with the SEC on May 2, 2003. The Form 8-K reported that SPSS had issued a press release announcing its results for its fiscal quarter ended March 31, 2003 and attached a copy of this press release as an exhibit. The report also described certain non-GAAP financial measures included in the press release.

         The current report of SPSS Inc. on Form 8-K, dated April 30, 2003, filed with the SEC on May 5, 2003. The Form 8-K reported that SPSS had held its First Quarter 2003 Earnings Release Conference Call on April 30, 2003. The Form 8-K report attached a transcript of the conference call as an exhibit because the Company's Form 8-K filed with the SEC on May 2, 2003 was not filed with the SEC before commencement of the call.

         The current report of SPSS Inc. on Form 8-K, dated July 29, 2003, filed with the SEC on July 31, 2003. The Form 8-K reported that SPSS had issued a press release announcing its results for its fiscal quarter ended June 30, 2003 and attached a copy of this press release as an exhibit. The report also described certain non-GAAP financial measures included in the press release.

         The current report of SPSS Inc. on Form 8-K, dated July 30, 2003, filed with the SEC on August 1, 2003. The Form 8-K reported that SPSS had held its Second Quarter 2003 Earnings Release Conference Call on July 30, 2003. The Form 8-K report attached a transcript of the conference call as an exhibit.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  SPSS INC.



DATE:    AUGUST 13, 2003          BY: /s/ JACK NOONAN
                                     ---------------------------------------
                                     JACK NOONAN
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.


DATE:    AUGUST 13, 2003          BY: /s/ EDWARD HAMBURG
                                     ----------------------------------------
                                     EDWARD HAMBURG
                                     EXECUTIVE VICE-PRESIDENT, CORPORATE
                                     OPERATIONS AND CHIEF FINANCIAL OFFICER

                                   SPSS INC.

                                 EXHIBIT INDEX


EXHIBIT
  NO.       DESCRIPTION
-------     -----------

  31.1 Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of the Chief Executive Officer and President pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2      Certification of the Chief Financial Officer pursuant to 18. U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1      SPSS Inc. Code of Business Conduct and Ethics