Form 10-Q
period 2003-09-30
SPSS INC
filed 2003-11-10
CIK 869570

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         AS OF OCTOBER 31, 2003, THERE WERE 17,387,046 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

                                    SPSS INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX


PART I - FINANCIAL INFORMATION                                                   PAGE

      ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2002 (AUDITED) AND
                  SEPTEMBER 30, 2003 (UNAUDITED)                                   3

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                  THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                  2002 (UNAUDITED) AND 2003 (UNAUDITED)                            4

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER
                  30, 2002 (UNAUDITED) AND 2003 (UNAUDITED)                        5

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) AND
                  2003 (UNAUDITED)                                                 6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   13

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                               22

      ITEM 4.  CONTROLS AND PROCEDURES                                            23

PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                                  24

      ITEM 5.  OTHER INFORMATION                                                  24

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   25

ITEM 1.  FINANCIAL STATEMENTS


                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31,       SEPTEMBER 30,
                                                                                           2002                2003
                                                                                        ------------       -------------
                   ASSETS                                                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                           $  15,589           $  22,910
     Accounts receivable, net of allowances                                                 49,917              43,191
     Inventories, net of allowances                                                          2,775               2,558
     Other current assets                                                                   28,108              27,011
                                                                                         ---------           ---------
          Total current assets                                                              96,389              95,670
                                                                                         ---------           ---------

Property, equipment, and leasehold improvements, at cost                                    96,990              99,391
     Less accumulated depreciation and amortization                                         59,360              65,901
                                                                                         ---------           ---------
Net property, equipment, and leasehold improvements                                         37,630              33,490
                                                                                         ---------           ---------
Restricted cash                                                                              1,594                 200
Capitalized software development costs, net of accumulated amortization                     27,629              29,616
Goodwill, net of accumulated amortization                                                   53,560              53,560
Intangibles, net of accumulated amortization                                                14,153              11,622
Other noncurrent assets                                                                     17,781              14,919
                                                                                         ---------           ---------
          Total assets                                                                   $ 248,736           $ 239,077
                                                                                         =========           =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                       $   2,500           $   2,500
     Accounts payable                                                                       11,764               8,677
     Merger consideration                                                                    7,250               7,250
     Other accrued liabilities                                                              27,138              19,155
     Income taxes and value added taxes payable                                              6,680               6,137
     Deferred revenues                                                                      43,603              40,176
                                                                                         ---------           ---------

          Total current liabilities                                                         98,935              83,895
                                                                                         ---------           ---------

Noncurrent notes payable                                                                     6,000               6,458
Noncurrent merger consideration                                                             11,484               6,671
Other noncurrent liabilities                                                                   781                 728

STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares authorized;
       17,214,515 and 17,375,259 shares issued and outstanding in 2002 and
       2003, respectively                                                                      172                 174
     Additional paid-in capital                                                            147,926             149,426
     Accumulated other comprehensive loss                                                   (2,981)             (1,651)
     Accumulated deficit                                                                   (13,581)             (6,624)
                                                                                         ---------           ---------

          Total stockholders' equity                                                       131,536             141,325
                                                                                         ---------           ---------

          Total liabilities and stockholders' equity                                     $ 248,736           $ 239,077
                                                                                         =========           =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       ----------------------       -----------------------------
                                                                         2002          2003           2002                 2003
                                                                       --------      --------       ---------           ---------
Net revenues:
  License fees                                                         $ 21,809      $ 21,483       $  66,111           $  62,708
  Maintenance                                                            22,216        22,397          62,830              64,765
  Services                                                                8,641         8,227          26,328              25,011
                                                                       --------      --------       ---------           ---------

Total net revenues                                                       52,666        52,107         155,269             152,484
                                                                       --------      --------       ---------           ---------

Operating expenses:
  Cost of license and maintenance revenues                                4,185         4,040          15,452              11,802
  Cost of license and maintenance revenues - software write-offs          5,751            --           5,751                  --
  Sales, marketing, and services                                         30,567        28,287          91,948              84,730
  Research and development                                               11,322        10,537          31,424              32,463
  General and administrative                                              3,063         4,691          13,407              13,264
  Special general and administrative                                      4,663            --           7,855                  --
  Merger-related                                                             --            --           2,260                  --
  Illumitek shut-down charges                                               518            --             518                  --
  Acquired in-process technology                                             --            --             150                  --
                                                                       --------      --------       ---------           ---------
Operating expenses                                                       60,069        47,555         168,765             142,259
                                                                       --------      --------       ---------           ---------
Operating income (loss)                                                  (7,403)        4,552         (13,496)             10,225
                                                                       --------      --------       ---------           ---------
Other income (expense):
Net interest income (expense)                                               (36)         (349)             16                (735)
Other income                                                                225         1,031           1,104               1,378
                                                                       --------      --------       ---------           ---------

Other income (expense)                                                      189           682           1,120                 643
                                                                       --------      --------       ---------           ---------

Income (loss) before income taxes and minority interest                  (7,214)        5,234         (12,376)             10,868
Income tax expense (benefit)                                             (2,897)        1,883          (4,755)              3,911
                                                                       --------      --------       ---------           ---------
Income (loss) after income taxes before minority interest                (4,317)        3,351          (7,621)              6,957
Minority interest                                                            --            --             497                  --

Net income (loss)                                                      $ (4,317)     $  3,351       $  (7,124)          $   6,957
                                                                       ========      ========       =========           =========

Basic net income (loss) per share                                      $  (0.26)     $   0.19       $   (0.42)          $    0.40
                                                                       ========      ========       =========           =========

Diluted net income (loss) per share                                    $  (0.26)     $   0.19       $   (0.42)          $    0.39
                                                                       ========      ========       =========           =========

Share data:

Shares used in basic per share computation                               16,840        17,331          16,791              17,276
                                                                       ========      ========       =========           =========

Shares used in diluted per share computation                             16,840        18,058          16,791              17,797
                                                                       ========      ========       =========           =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                               -----------------------------          -----------------------------
                                                                 2002                2003               2002                2003
                                                               ---------           ---------          ---------           ---------
Net income (loss)                                              $  (4,317)          $   3,351          $  (7,124)          $   6,957

Other comprehensive income (net of tax):
     Foreign currency translation adjustment                         992               1,057              3,491               1,330
     Unrealized holding gain on marketable securities                 --                  --                 11                  --
                                                               ---------           ---------          ---------           ---------

Comprehensive income (loss)                                    $  (3,325)          $   4,408          $  (3,622)          $   8,287
                                                               =========           =========          =========           =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     ---------------------------
                                                                                       2002                2003
                                                                                     --------           --------
Cash flows from operating activities:
    Net income (loss)                                                                $ (7,124)          $  6,957
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                                13,039             13,652
          Deferred income taxes                                                        (6,851)               824
          Write-off of software costs                                                   5,751                 --
          Illumitek shut-down charges                                                     518                 --
          Write-off of acquired technology                                                150                 --
          Changes in assets and liabilities, net of impact of acquisitions:
             Accounts receivable                                                       12,206              7,981
             Inventories                                                                  497                233
             Restricted cash                                                              528              1,394
             Accounts payable                                                          (1,247)            (3,265)
             Accrued expenses                                                          (3,322)            (8,599)
             Accrued income taxes                                                      (1,424)              (846)
             Deferred revenues                                                         (9,374)            (3,669)
             Other                                                                     (4,851)             4,113
                                                                                     --------           --------

Net cash provided by (used in) operating activities                                    (1,504)            18,775
                                                                                     --------           --------

Cash flows from investing activities:
     Capital expenditures                                                              (9,611)            (1,934)
     Capitalized software development costs                                            (7,173)            (6,769)
     Consideration for AOL transaction                                                 (5,438)            (5,438)
     Consideration for LexiQuest                                                       (2,500)                --
     Consideration for netExs                                                          (1,000)                --
     Proceeds from maturities and sales of marketable securities                        9,792                 --
     Other investing activity                                                            (497)                --
                                                                                     --------           --------

Net cash used in investing activities                                                 (16,427)           (14,141)
                                                                                     --------           --------

Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                    10,329                458
     Proceeds from issuance of common stock                                             1,199              1,502
     Other financing activity                                                              11                 --
                                                                                     --------           --------

Net cash provided by financing activities                                              11,539              1,960
                                                                                     --------           --------

Effect of exchange rate on cash                                                         1,544                727
                                                                                     --------           --------

Net change in cash and cash equivalents                                                (4,848)             7,321
Cash and cash equivalents at beginning of period                                       21,400             15,589
                                                                                     --------           --------
Cash and cash equivalents at end of period                                           $ 16,552           $ 22,910
                                                                                     ========           ========

Supplemental disclosures of cash flow information:

     Interest paid                                                                   $    441           $    637
     Income taxes paid                                                                  4,324              6,311
     Cash received from income tax refunds                                              2,389              2,514


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

NOTE 2 - RECLASSIFICATIONS

Effective in the first quarter of 2003, SPSS began reporting revenues in three categories used by most enterprise software companies:

         o License fees, representing new sales of the Company's tools, applications, and components on a perpetual, annual, or ASP (applications services provider) basis;

         o Maintenance, representing recurring revenues recognized by the Company from renewals of maintenance agreements associated with perpetual licenses or renewals of annual licenses;

         o Services, representing revenues recognized from professional services engagements, training, and other activities such as publication sales and providing respondents to online surveys.

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

                                                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------  -------------------------------
                                                                     2002            2003            2002            2003
                                                                    ------          ------          ------          ------
Basic weighted average common shares outstanding                    16,840          17,331          16,791          17,276
Dilutive effect of stock options and contingently
issuable shares                                                         --             727              --             521
                                                                    ------          ------          ------          ------
Diluted weighted average common shares outstanding                  16,840          18,058          16,791          17,797
                                                                    ======          ======          ======          ======

In 2002, potentially dilutive securities excluded from the earnings per share calculation due to the Company's net loss position consisted of contingently issuable shares and stock options of 985,000 and 1,030,000 for the three and nine months ended September 30, 2002 respectively.

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


                                                   THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------          -------------------------------
                                                      2002                 2003                 2002                2003
                                                   ----------           ----------           ----------           ----------
Net income (loss), as reported                     $   (4,317)          $    3,351           $   (7,124)          $    6,957
Deduct:
  Total stock-based employee compensation
  expense determined under the fair value
  based method for all awards, net of
  related taxes                                        (1,158)              (1,406)              (3,954)              (4,112)
                                                   ----------           ----------           ----------           ----------
Pro forma net income (loss)                        $   (5,475)          $    1,945           $  (11,078)          $    2,845
                                                   ==========           ==========           ==========           ==========
Net income (loss) per share:

  Basic -- as reported                             $    (0.26)          $     0.19           $    (0.42)          $     0.40
  Basic -- pro forma                               $    (0.33)          $     0.11           $    (0.66)          $     0.16
  Diluted -- as reported                           $    (0.26)          $     0.19           $    (0.42)          $     0.39
  Diluted -- pro forma                             $    (0.33)          $     0.11           $    (0.66)          $     0.16

NOTE 5 - DOMESTIC AND FOREIGN OPERATIONS

Net revenues per geographic region are summarized as follows:


                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                     --------------------------------   -------------------------------
                          2002              2003              2002              2003
                        --------          --------          --------          --------
United States           $ 29,208          $ 29,736          $ 82,491          $ 78,177
United Kingdom             7,148             6,835            20,403            19,670
Other                     16,310            15,536            52,375            54,637
                        --------          --------          --------          --------
       Total            $ 52,666          $ 52,107          $155,269          $152,484
                        ========          ========          ========          ========

NOTE 6 - SOFTWARE WRITE-OFF AND ILLUMITEK SHUT-DOWN CHARGES

Cost of license and maintenance revenues - software write-offs were $5,751,000 in the three months ended September 30, 2002. These write-offs include $4,151,000 for the write-down of the Illumitek Inc. technology as part of the related shut-down costs and a $1,600,000 write-off of technology acquired in the AOL transaction due to its replacement with SPSS technology. Illumitek was a non-core investment of SPSS Inc.

SPSS incurred shut-down costs, asset write-offs and other charges of $518,000 in the three months ended September 30, 2002, related to the termination of its investment in Illumitek Inc. Of that sum, approximately $500,000 represented cash expenditures to liquidate the operations. No software write-offs were incurred in the three and nine month periods ended September 30, 2003.

NOTE 7 - SPECIAL GENERAL AND ADMINISTRATIVE CHARGES

Special general and administrative charges were $4,663,000 in the three months ended September 30, 2002 and $7,855,000 in the nine months ended September 30, 2002. In the nine months ended September 30, 2002, these charges were associated with the acquisitions of NetGenesis and LexiQuest and included restructuring charges and other charges that did not meet the definition of "merger-related" costs under established guidelines. Restructuring charges included professional fees of approximately $1,922,000, severance payments as well as retention and other bonuses of approximately $3,999,000 and lease cancellation charges of approximately $615,000. The Company also incurred travel, meeting, and other costs of approximately $1,319,000 that did not meet the definition of "merger-related" costs under established guidelines. No special general and administrative charges were incurred in the three and nine month periods ended September 30, 2003.

NOTE 8 - MERGER-RELATED EXPENSES

Merger-related costs were $2,260,000 in the nine months ended September 30, 2002. Merger-related expenses were associated with the NetGenesis and netExs acquisitions, including $1,464,000 of severance and merger-related employee bonuses, $596,000 of professional fees, and $200,000 of other costs. No merger-related costs were incurred in the nine months ended September 30, 2003.

NOTE 9 - SUBSEQUENT EVENTS

On October 14, 2003, the Company entered into a new agreement with AOL, effective as of October 1, 2003.

Under this new agreement, SPSS retains exclusive rights to provide researchers with survey respondents drawn from the millions of Opinionplace.com visitors throughout AOL's interactive properties. The primary amendments reduce the remaining term of the agreement from two years to one year and make the following adjustments to the financial obligations of SPSS to AOL
(dollars in millions):


                                                                                     NEW
                                           ORIGINAL AGREEMENT                     AGREEMENT
                             ----------------------------------------------------------------
                                Total             Paid           Remaining        Remaining
                             Obligations      Obligations       Obligations      Obligations
                             -----------      -----------       -----------      -----------
Cash payments                  $  30.0          $  15.5          $  14.5          $   4.4
Stock payments                 $  12.0          $   6.0          $   6.0          $     0

Other provisions specify conditions for subsequent extensions of the agreement, enable stronger joint management oversight, strengthen SPSS marketing efforts, and improve the experience of survey participants.

As a result of the new agreement, SPSS will adjust its preliminary purchase accounting related to the transaction to reflect the adjusted consideration in the fourth quarter of 2003. The new agreement will result in the following adjustments to the SPSS consolidated balance sheet:

    o In current liabilities, a reduction of merger consideration of $2.9 million;

    o In non-current liabilities, a reduction in merger consideration of $6.7 million;

    o    In additional paid-in capital, a reduction of $6 million;

    o    In intangible assets, a reduction of $5.2 million; and

    o    In goodwill, a reduction of $10.4 million.

The new agreement does not change the SPSS consolidated statement of operations for the three and nine month periods ending on September 30, 2003.

The new agreement between SPSS and AOL replaces the original one concluded between the parties on October 22, 2001. SPSS acquired certain operating assets and the exclusive rights to distribute survey respondents drawn from the millions of Opinion Place.com visitors by AOL's Digital Marketing Services ("DMS") subsidiary. AOL agreed to provide SPSS with potential online survey respondents under tightly managed rules, as well as transfer to SPSS the software and other assets essential to operating the business.

SPSS, through SPSS International BV, its wholly owned subsidiary, acquired Data Distilleries, a Netherlands-based developer of analytic applications. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, dated as of November 1, 2003, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of the capital stock of Data Distilleries. The aggregate purchase price for all of the issued and outstanding capital stock of Data Distilleries consists of guaranteed and contingent payments. The guaranteed portion of the purchase price was paid at closing and consisted of a payment of $1.0 million in cash and 281,830 shares of SPSS common stock valued at $5.4 million for purposes of this transaction. The contingent portion which will be paid, if at all, at the end of the first and second years following the closing, may total up to $4.1 million at current approximate exchange rates. The Company's obligation to make the contingent payments will depend on the achievement of certain growth targets for license and maintenance revenues from the Data Distilleries applications. Additional information on this transaction will be available in the Form 8-K to be filed by SPSS with the United States Securities Exchange Commission.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (the Issue). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The implementation of EITF 00-21 did not have a material impact to the Company on its financial position and results of operations as of and for the three and nine month periods ended September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new Statement amends Statement 133 for decisions made: 1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133; 2) in connection with other Board projects dealing with financial instruments; and 3) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contain financing components. The statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The implementation of SFAS No. 149 did not have a material impact to the Company on its financial position and results of operations as of and for the three and nine month periods ended September 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact to the Company on its financial position and results of operations as of and for the three and nine month periods ended September 30, 2003.

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


                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                       PERCENTAGE OF NET REVENUES
                                                                       ----------------------------------------------------------
                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       -------------------------       -------------------------
                                                                        2002                2003        2002                2003
                                                                       -----               -----       -----               -----
Net revenues:
  License fees                                                            42%                 41%         43%                 41%
  Maintenance                                                             42%                 43%         40%                 42%
  Services                                                                16%                 16%         17%                 17%
                                                                       -----               -----       -----               -----

Net revenues                                                             100%                100%        100%                100%
                                                                       -----               -----       -----               -----

Operating expenses:
  Cost of license and maintenance revenues                                 8%                  8%         10%                  8%
  Cost of license and maintenance revenues - software write-offs          11%                 --           4%                 --
  Sales, marketing, and services                                          58%                 54%         59%                 55%
  Research and development                                                21%                 20%         20%                 21%
  General and administrative                                               6%                  9%          9%                  9%
  Special general and administrative                                       9%                 --           5%                 --
  Merger-related                                                          --                  --           2%                 --
  Illumitek shut-down charges                                              1%                 --          --                  --
  Acquired in-process technology                                          --                  --          --                  --
                                                                       -----               -----       -----               -----

Operating expenses                                                       114%                 91%        109%                 93%
                                                                       -----               -----       -----               -----

Operating income (loss)                                                  (14)%                 9%         (9)%                 7%
                                                                       -----               -----       -----               -----

Other income (expense):
  Net interest income (expense)                                           --                  --          --                 -1%
  Other income                                                            --                   1%          1%                  1%
                                                                       -----               -----       -----               -----

Other income (expense)                                                    --                   1%          1%                 --
                                                                       -----               -----       -----               -----

Income (loss) before income taxes and minority interest                  (14)%                10%         (8)%                 7%
Income tax expense (benefit)                                              (6)%                 4%         (3)%                 2%
                                                                       -----               -----       -----               -----

Income (loss) after income taxes and before minority interest             (8)%                 6%         (5)%                 5%
Minority interest                                                         --                  --          --                  --
                                                                       -----               -----       -----               -----

Net income (loss)                                                         (8)%                 6%         (5)%                 5%
                                                                       =====               =====       =====               =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2003.

     Net Revenues. Net revenues decreased 1% from $52,666,000 in the three months ended September 30, 2002 to $52,107,000 in the three months ended September 30, 2003. Effective in the first quarter 2003, SPSS began reporting its revenues in the following three categories used by most enterprise software companies.

     o License fees, representing new sales of the Company's tools, applications, and components on a perpetual, annual, or ASP (application services provider) basis;

     o Maintenance, representing recurring revenues recognized by the Company from renewals of maintenance agreements associated with perpetual licenses or renewals of annual licenses;

     o Services, representing revenues recognized from professional services engagements, training, and other activities such as publication sales and providing respondents to online surveys.

SPSS has reclassified prior period revenues to conform to this new reporting classification.

     License Fees. Revenue from new software licenses declined 1% from $21,809,000 in the three months ended September 30, 2002 to $21,483,000 in the three months ended September 30, 2003. As a percentage of net revenues, software license revenues decreased from 42% in the three months ended September 30, 2002 to 41% in the three months ended September 30, 2003. This decrease was primarily due to lower sales of desktop products for scientific analysis, the impact of a decline in new sales of certain discontinued products, and declines in revenues from the Company's NetGenesis web analytics application and ShowCase business intelligence tools. Partially offsetting this decline were higher sales of SPSS data mining tools, applications for market research, and desktop statistical analysis tools, as well as changes in currency exchange rates.

     Maintenance. Revenue from maintenance agreements and renewals of annual licenses increased by 1% from $22,216,000 in the three months ended September 30, 2002 to $22,397,000 in the three months ended September 30, 2003. As a percentage of net revenues, maintenance revenues increased from 42% in the three months ended September 30, 2002 to 43% in the three months ended September 30, 2003. This increase was due to steady renewal rates for the Company's major offerings as well as changes in currency exchange rates.

     Services. Revenue from professional services engagements and training decreased by 5% from $8,641,000 in the three months ended September 30, 2002 to $8,227,000 in the three months ended September 30, 2003. This decrease was primarily due to the decline in implementation services associated with the lower number of new licenses of ShowCase products as well as a decline in training revenues. Revenues from the SPSS Online (AOL) business were up sequentially and compared to the three months ended September 30, 2002. As a percentage of net revenues, services revenues were constant at 16% in both the three month periods ended September 30, 2002 and September 30, 2003.

     Cost of License and Maintenance Revenues. Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of license and maintenance revenues decreased 3% from $4,185,000 in the three months ended September 30, 2002 to $4,040,000 in the three months ended September 30, 2003. This decrease was due to the decline in license revenues, lower Hyperion Solutions royalties and lower amortization of acquired technology assets. As a percentage of net revenues, cost of license and maintenance revenues were constant at 8% in both the three month periods ended September 30, 2002 and September 30, 2003.

     Cost of License and Maintenance Revenues - Software Write-offs. Cost of revenues for software write-offs was $5,751,000 in the three months ended September 30, 2002, and 11% of net revenues. These write-offs included $4,151,000 for the write-down of the Illumitek technology as part of the Illumitek shutdown and $1,600,000 for the write-off of technology acquired in the AOL transaction due to its replacement with SPSS technology. No cost of revenues for software write-offs were incurred in the three months ended September 30, 2003.

     Sales, Marketing, and Services. Sales, marketing, and services expenses decreased 7% from $30,567,000 in the three months ended September 30, 2002 to $28,287,000 in the three months ended September 30, 2003. As a percentage of net revenues, sales, marketing and services expenses decreased from 58% in the three months ended September 30, 2002 to 54% in the three months ended September 30, 2003. This decrease was primarily due to the reduction in the number of sales and professional services personnel as a result of the field reorganization implemented in August 2002, partially offset by increases due to changes in foreign currency exchange rates.

     Research and Development. Research and development expenses decreased by 7% from $11,322,000 in the three months ended September 30, 2002 to $10,537,000 in the three months ended September 30, 2003. As a percentage of net revenues, research and development expenses were 21% in the three months ended September 30, 2002 and 20% in the three months ended September 30, 2003. This decrease in research and development expenses was primarily due to the reduction in the number of LexiQuest development personnel and lower consulting costs for internal software development projects, partially offset by increases due to changes in currency foreign exchange rates.

     General and Administrative. General and administrative expenses increased by 53% from $3,063,000 in the three months ended September 30, 2002 to $4,691,000 in the three months ended September 30, 2003. As a percentage of net revenues, general and administrative expenses increased from 6% in three months ended September 30, 2002 to 9% in the three months ended September 30, 2003. This increase was primarily due to the addition of finance professionals and costs associated with further ensuring and monitoring compliance with the Sarbanes-Oxley Act and changes in foreign currency rates.

     Special General and Administrative. Special general and administrative were $4,663,000 in the three months ended September 30, 2002 and 9% of net revenues. These charges were associated with the acquisition of NetGenesis and LexiQuest and included restructuring charges and other charges that did not meet the definition of "merger-related" costs under established guidelines. Restructuring charges included professional fees of approximately $704,000, severance payments as well as retention and other bonuses of approximately $2,307,000 and lease cancellation charges of approximately $615,000. The Company also incurred other costs of approximately $1,037,000 that did not meet the definition of "merger-related" costs under established guidelines. No special general and administrative charges were incurred in the three months ended September 30, 2003.

     Illumitek Shut-down Charges. Illumitek shut-down charges were $518,000 in the three months ended September 30, 2002 and 1% of net revenues. These costs related to asset write-offs and other shut-down costs related to the termination of the Company's investment in Illumitek. No Illumitek shut-down charges were incurred in the three months ended September 30, 2003.

     Net Interest Income (Expense). Net interest expense increased from $36,000 in the three months ended September 30, 2002 to $349,000 in the three months ended September 30, 2003. This increase was primarily due to higher net debt levels and imputed interest related to the Company's transaction with AOL.

     Other Income. Other income was $225,000 in the three months ended September 30, 2002 and $1,031,000 in the three months ended September 30, 2003. This increase was primarily due to higher gains from foreign currency transactions.

     Income Tax Expense (Benefit). The provision for income taxes increased from a net benefit of $2,897,000 in the three months ended September 30, 2002 to a tax expense of $1,883,000 in the three months ended September 30, 2003. This increase resulted from the increase in pre-tax income. The income tax provision represents an effective tax rate of approximately 40% and 36% in 2002 and 2003, respectively. The 2002 effective tax rate was impacted by a $300,000 adjustment to the tax valuation reserve related to the net operating loss carryforward generated by the pre-merger ShowCase operations.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2003.

     Net Revenues. Net revenues decreased by 2% from $155,269,000 in the nine months ended September 30, 2002 to $152,484,000 in the nine months ended September 30, 2003.

     License Fees. Revenue from new software licenses declined 5% from $66,111,000 in the nine months ended September 30, 2002 to $62,708,000 in the nine months ended September 30, 2003. This decrease was primarily due to lower sales of desktop products for scientific analysis, the impact of a decline in new sales of certain discontinued products, and declines in revenues from the Company's ShowCase business intelligence tools. Partially offsetting this decline were higher sales of SPSS data mining and statistical analysis tools, as well as changes in currency exchange rates. As a percentage of net revenues, software license revenues decreased from 43% in the nine months ended September 30, 2002 to 41% in the nine months ended September 30, 2003.

     Maintenance. Revenue from maintenance agreements and renewals of annual licenses increased by 3% from $62,830,000 in the nine months ended September 30, 2002 to $64,765,000 in the nine months ended September 30, 2003. As a percentage of net revenues, maintenance revenues increased from 40% in the nine months ended September 30, 2002 to 42% in the nine months ended September 30, 2003. This increase was due to steady renewal rates for the Company's major offerings as well as changes in currency exchange rates.

     Services. Revenue from professional service engagements and training decreased by 5% from $26,328,000 in the nine months ended September 30, 2002 to $25,011,000 in the nine months ended September 30, 2003. This decrease was primarily due to the decline in implementation services associated with the lower number of new licenses of ShowCase products as well as a decline in training revenues. Revenues from the SPSS Online (AOL) business remained relatively constant in the nine months ended September 30, 2003, compared to the comparable period of the prior year. As a percentage of net revenues, services revenues remained constant at 17% in both the nine month periods ended September 30, 2002 and September 30, 2003.

     Cost of License and Maintenance Revenues. Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. Cost of license and maintenance revenues decreased 24% from $15,452,000 in the nine months ended September 30, 2002 to $11,802,000 in the nine months ended September 30, 2003. The decrease was due to the decline in license revenues, lower Hyperion Solutions royalties, and lower amortization of acquired technology assets. As a percentage of net revenues, cost of license and maintenance revenues decreased from 10% in the nine months ended September 30, 2002 to 8% in the nine months ended September 30, 2003.

     Cost of License and Maintenance Revenues - Software Write-offs. Cost of revenues for software write-offs was $5,751,000 in the nine months ended September 30, 2002, and 4% of net revenues. These write-offs included $4,151,000 for the write-down of the Illumitek technology as part of the Illumitek shutdown and $1,600,000 for the write-off of technology acquired in the AOL transaction due to its replacement with SPSS technology. No cost of revenues for software write-offs were incurred in the nine months ended September 30, 2003.

     Sales, Marketing, and Services. Sales, marketing, and services expenses decreased 8% from $91,948,000 in the nine months ended September 30, 2002 to $84,730,000 in the nine months ended September 30, 2003. As a percentage of net revenues, sales, marketing, and services expenses decreased from 59% in the nine months ended September 30, 2002 to 55% in the nine months ended September 30, 2003. This decrease was primarily a result of the reduction in the number of sales and professional services personnel as a result of the field reorganization implemented in August 2002, partially offset by increases due to changes in foreign currency exchange rates.

     Research and Development. Research and development expenses increased by 3% from $31,424,000 in the nine months ended September 30, 2002 to $32,463,000 in the nine months ended September 30, 2003. As a percentage of net revenues, research and development expenses were 20% in the nine months ended September 30, 2002 and 21% in the nine months ended September 30, 2003. This increase in research and development expenses is primarily due to the addition of LexiQuest development personnel and changes in currency exchange rates, partially offset by subsequent reductions in the number of LexiQuest developers and lower consulting costs for internal software development projects.

     General and Administrative. General and administrative expenses decreased by 1% from $13,407,000 in the nine months ended September 30, 2002 to $13,264,000 in the nine months ended September 30, 2003. This decrease was primarily due to cost reduction programs associated with the field reorganization implemented in August 2002 and lower administrative costs associated with the NetGenesis and LexiQuest acquisitions, partially offset by the addition of finance professionals, costs related to further ensuring and monitoring compliance with the Sarbanes-Oxley Act and changes in foreign currency rates. As a percentage of net revenues, general and administrative expenses remained unchanged at 9% in both the nine month periods ended September 30, 2002 and September 30, 2003.

     Special General and Administrative. Special general and administrative charges were $7,855,000 in nine months ended September 30, 2002 and 5% of net revenues. These charges were associated with the acquisitions of NetGenesis and LexiQuest and included restructuring charges and other charges that did not meet the definition of "merger-related" costs under established guidelines. Restructuring charges included professional fees of approximately $1,922,000, severance payments as well as retention and other bonuses of approximately $3,999,000 and lease cancellation charges in closing the Miami office of approximately $615,000. The Company also incurred other costs of approximately $1,319,000 that did not meet the definition of "merger-related" costs under established guidelines. No special general and administrative charges were incurred in the nine months ended September 30, 2003.

     Merger-related Costs. Merger-related costs were $2,260,000 in the nine months ended September 30, 2002 and 2% of net revenues. Merger-related expenses were associated with the NetGenesis and netExs acquisitions, including $1,464,000 of severance and merger-related employee bonuses, $596,000 of professional fees, and $200,000 of other costs. No merger-related costs were incurred in the nine months ended September 30, 2003.

     Illumitek Shut-down Charges. Illumitek shut-down charges were $518,000 in the nine months ended September 30, 2002. These costs related to asset write-offs and other shut-down costs related to the termination of the Company's investment in Illumitek. No Illumitek shut-down charges were incurred in the nine months ended September 30, 2003.

     Acquired In-Process Technology. Acquired in-process technology costs were $150,000 in the nine months ended September 30, 2002 related to the Company's acquisition of netExs. No acquired in-process technology costs were incurred in the nine months ended September 30, 2003.

     Net Interest Income (Expense). Net interest income was income of $16,000 in the nine months ended September 30, 2002 and an expense of $735,000 in the nine months ended September 30, 2003. The change was primarily due to higher net debt levels and imputed interest related to the Company's transaction with AOL.

     Other Income. Other income was $1,104,000 in the nine months ended September 30, 2002 and $1,378,000 in the nine months ended September 30, 2003. This increase was primarily due to higher gains from foreign currency transactions.

     Income Tax Expense (Benefit). The provision for income taxes increased from a net benefit of $4,755,000 in the nine months ended September 30, 2002 to a tax expense of $3,911,000 in the nine months ended September 30, 2003. This increase was due to the increase in pre-tax income. The income tax provision represents an effective tax rate of approximately 38% and 36% in 2002 and 2003, respectively. The 2002 effective tax rate was impacted by a $300,000 adjustment to the tax valuation reserve related to the net operating loss carryforward generated by the pre-merger ShowCase operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, working capital was $11,775,000 with a current ratio of 1.1 to 1. Excluding current deferred revenue, working capital was $51,951,000 with a current ratio of 2.2 to 1.

     Cash flow from operations totaled $18,775,000 in the nine months ended September 30, 2003. In the first nine months of 2003, cash from operations came primarily from net operating activities ($20,609,000) including net income of $6,957,000 and depreciation/amortization of $13,652,000) and decreases in accounts receivable of $7,981,000, partially offset by a decrease in deferred revenues of $3,669,000 and reductions in accrued expenses of ($8,599,000) and accounts payable of ($3,265,000). Average Days Sales Outstanding was 79 for the quarter ending September 30, 2003, compared to 79 in the quarter ending December 31, 2002.

     Cash flow from operations increased $20,279,000 from $1,504,000 utilized in the nine months ended September 30, 2002 to $18,775,000 provided in the nine months ended September 30, 2003. This increase primarily reflected improved profitability of $14,081,000 resulting from the decrease in operating expenses associated with the cost reduction programs implemented in August 2002 as well as the timing of deferred revenue ($5,705,000). The cost reduction programs reduced the SPSS field sales force by 25%, total staff by 7%, and total payroll by 8%. In addition, the Company closed its offices in Miami, Florida and reduced its facilities in Chicago, Illinois; London, England; Cambridge, Massachusetts; and Point Richmond, California. These improvements were partially offset by reduction in accrued expenses including royalty payments and the payment of certain acquisition and special general and administrative charges established in 2002.

     Investing activities resulted in the net use of $16,427,000 in the nine months ended September 30, 2002 and the net use of $14,141,000 in the nine months ended September 30, 2003. In the nine months ended September 30, 2003, $1,934,000 in cash was used for capital expenditures, along with $6,769,000 for capitalized software development costs, and scheduled payments totaling $5,438,000 related to the AOL transaction.

     Cash provided by financing activities was $11,539,000 in the nine months ended September 30, 2002 and $1,960,000 in the nine months ended September 30, 2003. In the nine months ended September 30, 2002, financing activities provided cash of $10,329,000 from net borrowings under the line-of-credit agreement and proceeds of $1,199,000 from the issuance of common stock, primarily through the exercise of stock options and employee stock purchases through the employee stock purchase plan. In the nine months ended September 30, 2003, financing activities provided proceeds of $1,960,000, including $458,000 from net borrowings under the line-of-credit agreement and $1,502,000 from the issuance of common stock, primarily through stock issued through stock option exercises and employee stock purchases through the employee stock purchase plan.

     At September 30, 2003, the Company's Borrowing Base under its credit facility with Foothill Capital Corporation was $10,000,000 of which $8,958,000 was borrowed at an annual interest rate of 6.25% per annum. In addition, SPSS has a revolving line of credit with Foothill Capital Corporation, the maximum amount under which SPSS may borrow depends upon the value of the Company's eligible accounts receivable generated within the United States. At September 30, 2003, the amount available under the revolving line of credit was $2,500,000, of which $65,833 was borrowed.

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

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of the Company's significant contractual cash obligations (in thousands):


                                                                                         LESS THAN

                                         TOTAL           1 YEAR          1-3 YEARS        4-5 YEARS      AFTER 5 YEARS
                                        -------          -------         ---------        ---------      -------------
United Kingdom mortgage ......          $   776          $    85          $   202          $   255          $   234
Notes payable ................            8,958            2,500            6,458               --               --
Merger consideration .........           13,921            7,250            6,671               --               --

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the SPSS Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

INTERNATIONAL OPERATIONS

Revenues from international operations were 45% and 43% of total net revenues in the three months ended September 30, 2002 and September 30, 2003, respectively, and 47% and 49% of total revenues in the nine months ended September 30, 2002 and 2003, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (the Issue). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The implementation of EITF 00-21 did not have a material impact to the Company on its financial position and results of operations as of and for the three and nine month periods ended September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new Statement amends Statement 133 for decisions made: 1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133; 2) in connection with other Board projects dealing with financial instruments; and 3) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contain financing components. The statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The implementation of SFAS No. 149 did not have a material impact to the Company on its financial position and results of operations as of and for the three and nine month periods ended September 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact to the Company on its financial position and results of operations as of and for the three and nine month periods ended September 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     SPSS is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at 2.5% above the prime rate. As of September 30, 2003, the Company had $8,958,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $89,600 of annual interest expense, assuming the same level of borrowing.

     The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, its results can be significantly affected by changes in foreign currency exchange rates. To manage the Company's exposure to fluctuations in currency exchange rates, SPSS may enter into various financial instruments, such as options. These instruments generally mature within 12 months. The Company's derivative instruments do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments are recognized in the consolidated statement of operations in each accounting period. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at September 30, 2003, SPSS management expects this change would have a materially adverse effect on its financial results.

     At September 30, 2003, SPSS did not have any option contracts outstanding.

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

ITEM 5. OTHER INFORMATION

     The audit committee of the Company's board of directors approved certain non-audit related services provided to SPSS by KPMG LLP, the Company's auditors. The audit committee pre-approved the Company's retention of KPMG LLP to perform services related to due diligence including the review of the workpapers of potential target companies' auditors and certain tax matters in the amount of $50,000.

     SPSS, through SPSS International BV, its wholly owned subsidiary, acquired Data Distilleries, a Netherlands-based developer of analytic applications. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, dated as of November 1, 2003, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of the capital stock of Data Distilleries. The aggregate purchase price for all of the issued and outstanding capital stock of Data Distilleries consists of guaranteed and contingent payments. The guaranteed portion of the purchase price was paid at closing and consisted of a payment of $1.0 million in cash and 281,830 shares of SPSS common stock valued at $5.4 million for purposes of this transaction. The contingent portion which will be paid, if at all, at the end of the first and second years following the closing, may total up to $4.1 million at current approximate exchange rates. The Company's obligation to make the contingent payments will depend on the achievement of certain growth targets for license and maintenance revenues from the Data Distilleries applications. Additional information on this transaction will be available in the Form 8-K to be filed by SPSS with the United States Securities Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a "+" in the following list.)




EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT                                       (IF APPLICABLE)
-------           ----------------------------------------------------------------------------------       ---------------
  2.1             Agreement and Plan of Merger among SPSS Inc., SPSS ACSUB, Inc., Clear Software,             (1), Ex. 2.1
                  Inc. and the shareholders named therein, dated September 23, 1996.

  2.2             Agreement and Plan of Merger among SPSS Inc., SPSS Acquisition Inc. and Jandel              (2), Annex A
                  Corporation, dated October 30, 1996.

  2.3             Asset Purchase Agreement by and between SPSS Inc. and DeltaPoint, Inc., dated as            (16), Ex. 2.3
                  of May 1, 1997.

  2.4             Stock Purchase Agreement among the Registrant, Edward Ross, Richard Kottler,                (3), Ex. 2.1
                  Norman Grunbaum, Louis Davidson and certain U.K.-Connected Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted schedules.

  2.5             Stock Purchase Agreement among the Registrant, Edward Ross, Richard Kottler,                (3), Ex. 2.2
                  Norman Grunbaum, Louis Davidson and certain Non-U.K. Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted schedules.

  2.6             Stock Purchase Agreement by and among SPSS Inc. and certain Shareholders of                 (4), Ex. 2.1
                  Quantime Limited listed on the signature pages thereto, dated November 21, 1997.

  2.7             Stock Purchase Agreement by and among Jens Nielsen, Henrik Rosendahl, Ole                   (4), Ex. 2.2
                  Stangegaard, Lars Thinggaard, Edward O'Hara, Bjorn Haugland, 2M Invest and the
                  Shareholders listed on Exhibit A thereto, dated November 21, 1997.

  2.8             Stock Purchase Agreement by and among SPSS Inc. and the Shareholders of Integral            (18), Ex. 2.1
                  Solutions Limited listed on the signature pages hereof, dated as of December 31,
                  1998.

  2.9             Share Purchase Agreement by and among SPSS Inc., Surveycraft Pty Ltd. and Jens              (20), Ex. 2.9
                  Meinecke and Microtab Systems Pty Ltd., dated as of November 1, 1998.



 2.10             Stock Acquisition Agreement by and among SPSS Inc., Vento Software, Inc. and David         (21), Ex. 2.1
                  Blyer, John Gomez and John Pappajohn, dated as of November 29, 1999.

 2.11             Asset Purchase Agreement by and between SPSS Inc. and DataStat, S.A., dated as of          (24), Ex. 2.11
                  December 23, 1999.

 2.12             Agreement and Plan of Merger dated as of November 6, 2000, among SPSS Inc., SPSS           (25), Ex. 2.1
                  Acquisition Sub Corp., and ShowCase Corporation.

 2.13             Agreement and Plan of Merger dated as of October 28, 2001, among SPSS Inc., Red            (29), Ex. 99.1
                  Sox Acquisition Corp. and NetGenesis Corp.

 2.14             Stock Purchase Agreement by and among SPSS Inc., LexiQuest, S.A. and the owners of         (33), Ex. 2.14
                  all of the issued and outstanding shares of capital stock of LexiQuest, S.A., dated as of January 31, 2002.

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

10.13+            1995 Equity Incentive Plan.                                                                (11), Ex. 10.14

10.14+            1995 Bonus Compensation.                                                                   (12), Ex. 10.15

10.15+            Amended and Restated 1995 Equity Incentive Plan.                                           (13), Ex. 10.17

10.16+            1996 Bonus Compensation.                                                                   (14), Ex. 10.18

10.17             Software Distribution Agreement between the Company and Banta Global Turnkey.              (14), Ex. 10.19


10.18             Lease for Chicago, Illinois in Sears Tower.                                                  (15), Ex. 10.20

10.19+            1997 Bonus Compensation.                                                                     (17), Ex. 10.21

10.20             Intentionally omitted                                                                        (17), Ex. 10.22

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

10.27+            2000 Equity Incentive Plan.                                                                  (26), Ex. 10.45

10.28+            SPSS Qualified Employee Stock Purchase Plan.                                                 (26), Ex. 10.46

10.29+            SPSS Nonqualified Employee Stock Purchase Plan.                                              (26), Ex. 10.47

10.30+            2000 Bonus Compensation.                                                                     (27), Ex. 10.30

10.31             Stock Purchase Agreement by and between SPSS Inc. and Siebel Systems, Inc.                   (28), Ex. 10.31

10.32+            1999 Employee Equity Incentive Plan.                                                         (30), Ex. 4.1

10.33             Intentionally omitted                                                                        (31), Ex. 10.33

10.34             Intentionally omitted                                                                        (32), Ex. 99.1

10.35+            SPSS Inc. 2002 Equity Incentive Plan                                                         (34), Ex. 4.1

10.36             Intentionally omitted

10.37             Intentionally omitted

10.38             Intentionally omitted


10.39             Intentionally omitted

10.40             Intentionally omitted

10.41             Intentionally omitted

10.42             Service Agreement dated March 17, 1998, amended as of January 1, 2002, by and                (37), Ex. 10.41
                  between SPSS Inc. (as successor by merger to ShowCase Corporation) and Patrick
                  Dauga.

10.43             Loan and Security Agreement, dated as of March 31, 2003, by and between SPSS Inc.            (37), Ex. 10.41
                  and each of SPSS's subsidiaries that may become additional borrowers, as Borrower, and Foothill Capital Corporation, as Lender.

10.44             Amendment to Stock Purchase Agreement, dated as of October 1, 2003, by and between           (39), Ex. 10.44
                  SPSS Inc. and America Online, Inc.

10.45             Amended and Restated Strategic Online Research Services Agreement, dated as of               (39), Ex. 10.45
                  October 1, 2003, by and between SPSS Inc. and America Online, Inc.

10.46             Consulting Agreement, dated as of June 1, 2003, by and between SPSS Inc. and
                  Norman H. Nie Consulting, L.L.C.

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

 99.1             SPSS Inc. Code of Business Conduct and Ethics                                                (38), Ex. 99.1

------------

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

(4) Previously filed with the Form S-3 Registration Statement of SPSS Inc. filed on November 26, 1997. (File No. 333-41207)

(5) Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993. (File No. 33-64732)

(6) Previously filed with Amendment No. 1 to Form S-1 Registration Statement of SPSS Inc. filed on July 23, 1993. (File No. 33-64732)

(7) Previously filed with Form 10-Q Quarterly Report of SPSS Inc. for the Quarterly period ended September 30, 1993. (File No. 000-22194)

(8) Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on September 22, 1993. (File No. 33-64732)

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

(31) Intentionally omitted

(32) Intentionally omitted

(33) Previously filed with SPSS Inc. Report on Form 8-K, dated February 6, 2002, filed on February 21, 2002. (File No. 000-22194)

(34) Previously filed with the Form S-8 Registration Statement of SPSS Inc. filed on September 18, 2002. (File No. 333-90694)

(35) Intentionally omitted

(36) Intentionally omitted

(37) Previously filed with the Form 10-K Annual Report of SPSS Inc. for the year ended December 31, 2002. (File No. 000-22194)

(38) Previously filed with the Form 10-Q Quarterly Report of SPSS Inc. for the quarterly period ended June 30, 2003. (File No. 000-22194)

(39) Previously filed with SPSS Inc. Report on Form 8-K, dated October 1, 2003, filed on October 15, 2003. (File No. 000-22194)


(b)  Reports on Form 8-K

     SPSS filed the following reports on Form 8-K during the three months ended September 30, 2003

     The current report of SPSS Inc. on Form 8-K, dated July 29, 2003, filed with the SEC on July 31, 2003. The Form 8-K reported that SPSS had issued a press release announcing its results for its fiscal quarter ended June 30, 2003 and attached a copy of the press release as an exhibit. The report also described certain non-GAAP financial measures included in the press release.

     The current report of SPSS Inc. on Form 8-K, dated July 30, 2003, filed with the SEC on August 1, 2003. The Form 8-K reported that SPSS had held its Second Quarter 2003 Earnings Release Conference Call on July 30, 2003. The Form 8-K report attached a transcript of the conference call as an exhibit.

     The current report of SPSS Inc. on Form 8-K, dated October 1, 2003, filed with the SEC on October 15, 2003. The Form 8-K reported that SPSS had entered into an amended agreement with AOL. The terms of the amended agreement are specified in an Amendment to Stock Purchase Agreement by and between SPSS and AOL and an Amended and Restated Strategic Online Research Services Agreement.

     The current report of SPSS Inc. on Form 8-K, dated October 23, 2003, filed with the SEC on October 24, 2003. The Form 8-K reported the retirement of Mr. Bernard Goldstein from the Company's Board of Directors. The Form 8-K also reported the appointment of Mr. Charles R. Whitchurch to fill the vacant board seat left by Mr. Goldstein and to serve as the Chairman of the Audit Committee of the Board.

     The current report of SPSS Inc. on Form 8-K, dated October 28, 2003, filed with the SEC on October 30, 2003. The Form 8-K reported that SPSS had issued a press release announcing its results for its fiscal quarter ended September 30, 2003 and attached a copy of the press release as an exhibit. The report also described certain non-GAAP financial measures included in the press release.

     The current report of SPSS Inc. on Form 8-K, dated October 29, 2003, filed with the SEC on November 3, 2003. The Form 8-K reported that SPSS had held its Third Quarter 2003 Earnings Release Conference Call on October 29, 2003. The Form 8-K report attached a transcript of the conference call as an exhibit.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    SPSS INC.

DATE: NOVEMBER 10, 2003             BY: /s/ JACK NOONAN
                                    -------------------------------------------
                                    JACK NOONAN
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE UNDERSIGNED, IN HIS CAPACITY AS THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT.

DATE: NOVEMBER 10, 2003             BY: /s/ EDWARD HAMBURG
                                    -------------------------------------------
                                    EDWARD HAMBURG
                                    EXECUTIVE VICE-PRESIDENT, CORPORATE
                                    OPERATIONS AND CHIEF FINANCIAL OFFICER

                                    SPSS INC.

                                  EXHIBIT INDEX

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
10.46             Consulting Agreement, dated as of June 1, 2003, by and between
                  SPSS Inc. and Norman H. Nie Consulting, L.L.C.

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