Form 10-K
period 2003-12-31
SPSS INC
filed 2004-07-29
CIK 869570

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $16.59 on June 30, 2003, and for the purpose of this calculation only, the assumption that all registrant's directors and executive officers as of June 30, 2003 are deemed to be the affiliates) was approximately $252.7 million.

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of July 1, 2004, was 17,571,517.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SPSS INC.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................    3
Item 2.          Properties..................................................   19
Item 3.          Legal Proceedings...........................................   19
Item 4.          Submission of Matters to a Vote of Security Holders.........   20

                                      PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........   20
Item 6.          Selected Consolidated Financial Data........................   22
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   24
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   39
Item 8.          Financial Statements and Supplementary Data.................   40
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   87
Item 9A.         Controls and Procedures.....................................   87

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   90
Item 11.         Executive Compensation......................................   94
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................  104
Item 13.         Certain Relationships and Related Transactions..............  107
Item 14.         Principal Accountant Fees and Services......................  108

                                      PART IV
Item 15.         Exhibits, Consolidated Financial Statement Schedule, and
                 Reports on Form 8-K.........................................  110

                                   SPSS INC.

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                     PART I

EXPLANATORY NOTE

     On March 15, 2004, SPSS announced that in connection with its October 2003 amended agreement with America Online, Inc. (AOL), the Company changed the accounting for its original October 2001 transaction with AOL by expensing substantially all AOL payments as incurred. As a result, the original transaction would be accounted for on a basis consistent with the amended AOL agreement and the Company would restate its financial results for fiscal years 2001, 2002 and the first three quarters of 2003.

     On March 30, 2004, SPSS announced that while completing the AOL restatement it discovered errors in its deferred revenue accounts in the 2001 and 2002 fiscal years. The Company subsequently identified other errors in its deferred revenue accounts in the fourth quarter of 2000 and the first three quarters of 2003. In addition, SPSS announced that it would record income tax expense associated with deemed dividend income relating to certain cash transfers from its international subsidiaries during the fourth quarter of 2002.

     SPSS went on to conduct additional examinations that resulted in various adjustments between 1999 and 2003 including, among other items, adjustments to the Company's income tax provisions and a change in the recognition of license fee revenues from transactions completed by the Company's distribution partners to account for its implied post contract support (PCS) obligations in such transactions.

  AMERICA ONLINE (AOL) TRANSACTION

     In its original October 2001 agreement with America Online (AOL), SPSS acquired certain operating assets and exclusive rights to provide researchers with survey respondents drawn from Opinionplace.com visitors throughout AOL's interactive properties. In October 2003, SPSS entered into an amended agreement with AOL. In connection with this amended agreement, the Company reviewed its accounting for the original agreement and restated its consolidated financial statements for the fiscal years ended December 31, 2001 and 2002 as well as the first three quarters of 2003 in this Form 10-K. This restatement reflects a change in the original purchase accounting for the transaction as the Company's reassessment determined that the forfeiture provisions of the original agreement were substantive and linked to services provided by AOL over the term of the agreement. It was therefore determined that certain future payments beyond the initial transaction date totaling $38.0 million represented payments for the survey sample and other services that were not fixed and should not have been allocated to goodwill and intangible assets as treated in the original accounting. In its restated financial statements, the Company assigned only the nonforfeitable cash and equity consideration at October 2001 totaling $4.0 million to the purchase consideration and expensed, as incurred, the remaining consideration as costs associated with AOL's provision of survey sample and other services. The purchase price allocation was restated to assign value of $2.0 million to the purchased software and the remaining $2.0 million to goodwill. The effect of this restatement increased expense by $2,179,000, $5,349,000, and $3,586,000 in 2001, 2002, and 2003, respectively.

  INCOME TAX EXPENSE

     SPSS recorded income tax expense of $1,369,000 related to obligations associated with deemed dividend income caused by certain cash transfers from its international subsidiaries to the United States during the fourth quarter of 2002. Such amounts were not previously recorded in 2002. After further review of its provisions for income tax, the Company increased income tax expense in 2001 and 2002 by $1,888,000 and $3,358,000, respectively. This additional income tax expense related to the identification of additional non-deductible expenses in 2001 and 2002 as well as losses in foreign offices for which a previously recorded income tax benefit should not have been recorded in 2002. Adjustments were also made to the provisions for income tax to account for the effects of the restatements at the applicable statutory tax rates.

  ERRORS IN DEFERRED REVENUE RECOGNITION

     During the 2001 and 2002 fiscal years as well as the first three quarters of 2003, SPSS made errors in calculating its deferred revenue accounts. SPSS overstated revenues in fiscal years 2001, 2002, and the first three quarters of 2003 by $3,010,000, $818,000, and $1,881,000, respectively, by incorrectly adjusting its deferred revenue liability on a quarterly basis from the fourth quarter of 2000 through the third quarter of 2003.

  LICENSE FEE REVENUES FROM DISTRIBUTION PARTNERS

     The Company licenses third-parties to distribute SPSS products in certain territories internationally or as value-added resellers worldwide. License fees received by SPSS from transactions made by such distribution partners had previously been recognized when these transactions were reported, as the partners are responsible for providing related maintenance services, including end-user support and software updates. During the restatement process it was determined that SPSS had implied post contract support (PCS) obligations to the customers of its distribution partners because by practice SPSS provided these partners with updates of SPSS products when and if developed. Because the Company cannot establish vendor specific objective evidence (VSOE) of fair value of these implied maintenance arrangements, the Company recognized the related license fees ratably over the term of the arrangements beginning when transactions are reported to the Company by its distribution partners and when all revenue recognition criteria are met. The effect of this restatement reduced total revenues by $2,000 and $967,000 in 2002 and 2003, respectively, and increased total revenues in 2001 by $509,000.

  OTHER ADJUSTMENTS

     Following the review and the determination to restate its financial statements, SPSS performed additional procedures to ensure the accuracy of its financial information. These additional procedures included a further review of internal documents, tests of certain system controls, cut-off procedures and a review of revenue transactions and other cost and expense accounts. As a result, the Company made various adjustments in 2003 and prior periods, including the correction of errors that were previously not recorded because in each case and in aggregate it was believed the amount of any such error was not material to the Company's consolidated financial statements. These adjustments included modifications to the purchase accounting for the Company's acquisition of NetGenesis Corporation in December 2001, a change in the accounting associated with the purchase by SPSS of certain publication rights in September 2001, accounting for stock options given to a consultant, and corrections of certain out-of-period expenses and reclassifications of other expenses. The effect of these adjustments increased expense by $675,000 and $586,000 in 2001 and 2002, respectively, and reduced operating expense by $37,000 in 2003. SPSS also made certain revenue, expense and balance sheet reclassifications.

     SPSS has restated its financial statements to account for and correct the foregoing adjustments. Therefore, with this Annual Report on Form 10-K, the Company is filing its restated audited financial statements for fiscal years 2001 and 2002, its restated unaudited interim financial statements for each of the quarterly periods in fiscal years 2001 and 2002, its restated unaudited interim financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and its audited financial results for fiscal year 2003. This filing also includes revised financial data for fiscal years 1999 and 2000. The Company's previously released financial data for each of these periods should not be relied upon. This restatement revised the net income (loss) for fiscal years 2001, 2002 and the first three quarters of 2003 as follows:

                                                         PREVIOUSLY
                                                          REPORTED            RESTATED
                                                      NET INCOME (LOSS)   NET INCOME (LOSS)
                                                      -----------------   -----------------
FISCAL YEAR
  2001..............................................    $(21,232,000)       $(26,396,000)
  2002..............................................      (7,899,000)        (16,760,000)
QUARTER ENDED
  March 31, 2003....................................       1,361,000             (58,000)
  June 30, 2003.....................................       2,245,000             513,000
  September 30, 2003................................       3,351,000           2,692,000

Except as otherwise stated, all financial information contained in this filing gives effect to the restatement and revision. See Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 22 of the "Notes to Consolidated Financial Statements" for additional information on the effect of this restatement.

FORWARD-LOOKING STATEMENTS

     THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "ESTIMATES" OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO SPSS ON THE DATE HEREOF. SPSS CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. BECAUSE OF THESE RISKS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. DEVIATIONS BETWEEN ACTUAL FUTURE EVENTS AND THE COMPANY'S ESTIMATES AND ASSUMPTIONS COULD LEAD TO RESULTS THAT ARE MATERIALLY DIFFERENT FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS. SPSS DOES NOT INTEND TO UPDATE THESE FORWARD LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

ITEM 1.  BUSINESS

     SPSS Inc., a Delaware corporation ("SPSS" or the "Company"), was incorporated in Illinois in 1975 under the name SPSS, Inc. and was reincorporated in Delaware in May 1993 under the name "SPSS Inc." SPSS is a global provider of predictive analytics technology and services.

     The Company's offerings use predictive analytics to connect data to effective action by drawing reliable conclusions about current conditions and future events. Predictive analytics leverages an organization's business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques can lead to improved business processes that increase revenues, reduce costs, and prevent fraudulent activities.

     Many organizations focus on developing and retaining relationships with people, particularly in their roles as customers, employees, patients, students, or citizens. To accomplish these goals, organizations collect and analyze data related to people's characteristics, opinions, and behavior. Since its inception, SPSS has specialized in the analysis of information about people, developing technology and services that incorporate decades of related "best practice" predictive analytic processes and techniques.

     SPSS provides two classes of software and service offerings to two distinct audiences. For researchers proficient in the use of analytical methods, the Company offers statistical and data mining software tools to examine and predict from a broad range of enterprise data. For business users acquainted with but not expert in data analysis techniques, SPSS delivers easy to use applications that bring the power of predictive analytics to address particular business problems.

     To bring these tools and applications to market worldwide, SPSS sells its lower-priced offerings through telesales and higher-priced offerings through field sales organizations configured geographically and by vertical industries. The Company's primary targeted vertical industries include financial services, telecommunications, market research, government, and education.

     Approximately two-thirds of the Company's revenues come from commercial firms, many of which use SPSS technology to improve the profitability and effectiveness of their organization by:

     - Attracting new customers more efficiently;

     - Increasing the value of existing customers by improving cross-selling and retention; and

     - Detecting and preventing fraud.

     Among its government customers SPSS offerings are primarily used to improve interactions between public sector agencies and their constituents or detect forms of non-compliance. At colleges and universities SPSS statistical and data mining tools are often standards for academic research and the teaching of data analysis techniques.

     In August 1993, SPSS completed an initial public offering (IPO) of common stock at $0.01 par value. The common stock is listed on the NASDAQ National Market under the symbol "SPSS." In early 1995, SPSS and some stockholders sold 1,865,203 shares of common stock in a secondary public offering.

     In addition to the information contained in this report, further information regarding SPSS can be found on the Company's website at www.spss.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available, free of charge, on the Company's website, www.spss.com, as soon as reasonably practical after the reports have been filed with or furnished to the Securities and Exchange Commission. SPSS will furnish a copy of these reports to any person, without charge, upon written request directed to the Secretary of the Company at the Company's principal executive offices at 233 South Wacker Drive, 11th Floor, Chicago, Illinois 60606. The documents that SPSS files with or furnishes to the SEC are also available on the SEC website at www.sec.gov. The information on the Company's website is not incorporated into this annual report.

INDUSTRY BACKGROUND

     The predictive analytics market developed as organizations across the commercial, academic, and government sectors discovered and experienced the benefits of using applied analytics. This market emerged from the convergence of three different segments of the software industry: statistical tools, data mining, and business intelligence.

     In the 1970's, demand for statistical software increased as tools created by academics were used to examine general business data. These early tools evolved to provide access to data with extensive file and data management facilities, build predictive models using techniques such as correlation and regression, and display analytic results through reports and graphs. Because of the widespread adoption of its products by survey analysts and market researchers, particularly during the 1980's among those working on desktop computers, SPSS became a leading provider of statistical software tools. This segment remains an integral and profitable part of the Company's overall business.

     In the 1990's, demand for data mining software developed as neural network and other artificial intelligence techniques built in university research labs were applied to general business data. Data mining tools extended predictive analytics by introducing an array of algorithms that could, under certain conditions, predict outcomes more effectively than traditional statistical techniques. Since its 1998 acquisition of Integral Solutions Limited, providers of the innovative Clementine data mining workbench, SPSS has emerged as a leading provider of data mining tools and sees this segment as a long-term growth opportunity for the Company.

     Also during the 1990's, extensive demand developed for business intelligence products. Yet unlike the academic roots from which the statistics and data mining sectors grew, business intelligence stemmed from the widespread adoption of database technology by commercial firms. Facilities to extract, transform, and load data (ETL) were created, as were techniques for data warehousing that organized transaction data into more usable structured forms. As organizations better understood the value inherent in the vast amounts of data at their disposal, new reporting approaches also emerged to measure results, such as software tools for on-line analytical processing (OLAP) that offered intuitive ways for business users to explore data. Business intelligence products effectively broadened the use of analytic decision-making in many organizations. This increased usage in turn led to a greater appreciation for the additional benefits provided by more sophisticated predictive analytical techniques in maintaining the pace of innovation, growth, and competitive differentiation.

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

STRATEGY

     The following principles are at the foundation of the Company's strategy:

     - Drive greater awareness of the value of predictive analytics. Although countless organizations have experienced the benefits of predictive analytics, the market for such technology and services is at an early developmental stage. Commercial firms in particular have demonstrated a growing appreciation for the relevance of predictive analytics to a broad range of critical business problems. Moreover, many organizations are still unaware of the considerable return on investment that can and has been achieved from implementations of predictive analytic technology. As a leading vendor in this emergent market, SPSS benefits from activities that heighten general awareness of the value of predictive analytics. SPSS will continue playing an instrumental role in these activities, as it believes that thought leadership is critical to sustaining market leadership.

     - Deliver the right analytical functionality to the right professionals throughout an organization. SPSS provides two classes of software and service offerings to two distinct audiences. For researchers proficient in the use of analytical methods, the Company offers statistical and data mining software tools to examine a broad range of enterprise data. For general business users acquainted with but not expert in data analysis techniques, SPSS delivers easy to use applications that bring the power of predictive analytics to address particular business issues. Essential to these efforts is the Company's ability to support enterprise environments with technology that is highly scalable and adaptable to multiple platforms, as well as its ability to develop plug-and-play components for building future applications.

     - Leverage the Company's expertise in analyzing information about people. SPSS software was first used in the examination of survey data and expanded over time to the analysis of other forms of information about people's characteristics, attitudes, and behavior. SPSS began as the "Statistical Package for the Social Sciences;" this legacy of providing technology and services to organizations examining people remains at the core of the Company's expertise and further differentiates SPSS from other players in the predictive analytics market. For example, SPSS is further developing capabilities that integrate data about people's attitudes with information about their behavior to build more powerful predictive models.

     - Focus on primary vertical industries. While SPSS software and services are marketed across a wide range of industries and organizations, the Company targets the worldwide commercial industries for financial services, telecommunications, and market research, as well as the international markets for government and education. This vertical orientation is most important in its delivery of predictive analytic applications that address particular business problems.

     - Accelerate growth through partnership and acquisition. Since 1994, approximately half of the Company's revenue growth has come through the acquisition of other software firms. These acquisitions have expanded the technology and expertise of the Company into new areas of predictive analytics, and most recently into the development of predictive analytic applications.

MARKETS

     SPSS targets the following markets defined by International Data Corporation (IDC) in its research reports entitled Worldwide Business Intelligence Forecast and Analysis, 2003-2007 and Worldwide Customer Relationship Management Analytic Applications Software Forecast and Analysis, 2003-2007:

     - The global market for statistical and technical analysis software, which was approximately $468 million in size in 2002 and in which SPSS held a market share of approximately 20%. IDC estimates that this market will increase by approximately 3.5% a year and reach approximately $556 million in size by 2007.

     - The global market for data mining tools, which was approximately $486 million in size in 2002 and in which SPSS held a market share of approximately 5%. IDC estimates that this market will increase by approximately 7.5% a year and reach approximately $697 million in size by 2007.

     - The global market for analytical customer relationship management (aCRM) applications, which was approximately $794 million in size in 2002 and in which SPSS held a market share of approximately 4%. IDC estimates that this market will increase by approximately 12.9% a year and reach approximately $1.5 billion in size by 2007.

     These target markets combined to total approximately $1.7 billion in revenues in 2002 with SPSS holding a share of approximately 9%. IDC estimates that these SPSS target markets will combine to total approximately $3.0 billion in revenues by 2007. To more effectively increase its overall market share, SPSS plans to leverage its strong position in the statistical and technical analysis software market to increase its presence in the related larger and higher-growth market sectors.

OFFERINGS

     SPSS provides its predictive analytical technology as tools for research analysts and applications for business users.

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

          The LexiQuest product line is designed to organize and mine unstructured text data. The LexiQuest product line consists of LexiQuest Categorize and LexiQuest Mine. LexiQuest Categorize automates the process of organizing documents into logical categories and is currently used to quickly organize information delivered through web portals. LexiQuest Mine is a linguistics-based text mining tool that creates new insights by rapidly identifying key concepts and the relationships between them across thousands of sources, such as documents, news feeds, and the Internet. The LexiQuest Mine technology is now integrated with the Clementine product line to provide the combination of data and text mining capabilities.

          The AnswerTree product line reveals distinctive segments in data using decision tree algorithms. AnswerTree is available in both a single-user desktop version as well as the highly scalable client-server implementation.

     Business Intelligence Family. The Business Intelligence Family consists of the Strategy product line and OLAP Hub offering. Strategy products support information access, data warehousing, data management, on-line analytical processing (OLAP), and other analytical applications for the IBM eServer iSeries (AS/400) computer market. OLAP Hub is a zero-client on-line analytical processing (OLAP) product technology for viewing data stored in the Microsoft Analysis Services within the SQL Server database.

APPLICATIONS

     Analytical applications provide pre-defined access to the data required for particular business problems and interfaces that guide users through the related analysis processes. SPSS analytical applications include:

     PredictiveMarketing, which seamlessly integrates with marketing automation software from other vendors to provide predictive capability to business users in their management of marketing campaigns. PredictiveMarketing has pre-packaged data mining models designed for specific tasks, such as customer acquisition or retention, and allows the user to modify these models and then insert the calculated predictive scores into the customer's data warehouse. The recently acquired DataDistilleries application software will be integrated into the PredictiveMarketing offering to advance its capabilities, particularly in real-time scoring and prediction.

     NetGenesis is an analytical application that describes visitor behavior on Web sites. By processing on-line information through its rule-based importer to create a customer behavioral data mart, NetGenesis identifies content that brings visitors the most value and measures site overall effectiveness. This application has also been integrated with Clementine to create the SPSS Predictive Web Analytics offering.

     Dimensions is a robust technology platform that supports the complete end-to-end survey process for firms in the market research industry. Dimensions provides seamless and efficient work processes around surveys, easier analysis of data, and more dynamic means of delivering results to clients. Dimensions combines the strengths of the Quantime, In2itive, and Surveycraft product lines and will gradually replace these offerings.

SALES AND MARKETING

     The Company has a long-established worldwide telesales organization that primarily sells its tools to research analysts. Sales made by the telesales organization are typically driven by direct mail campaigns and customer references, completed within 30 days, and average about $2,000. The database of existing SPSS customers provides an efficient source for selling add-on products, upgrades and training. The Company also has an e-commerce infrastructure through which it sells its lower-priced products and maintains a network of over forty distributors around the world to increase its penetration into smaller international markets.

     SPSS has built a field sales force to sell its tools and applications to enterprise customers. This field sales force is organized by the Company's primary targeted vertical industries, including financial services, telecommunications, market research, government, and education. SPSS field sales personnel engage with line-of-business executives to identify organizational problems that SPSS offerings can address. In many situations, SPSS professional services personnel are involved to consult with information technology executives to complete procurements and plan implementations. The field sales force also has partner relationships with other leading companies to participate in mutually beneficial joint sales opportunities or provide additional application implementation capabilities. Transactions completed by the field organization typically take from six to nine months and range in value from $50,000 to $500,000.

     SPSS maintains a worldwide infrastructure to support these sales organizations. In addition to its headquarters in Chicago, SPSS has offices in the United States in the following metropolitan areas: New York City, Boston, Washington D.C., Cincinnati, Dallas, Rochester (MN), and San Francisco. The SPSS international sales operation consists of fourteen sales offices in Europe and the Pacific Rim. Transactions are customarily made in local currencies.

     The SPSS field marketing organization is charged with generating qualified leads for the Company's tools and applications through direct mail, e-mail, prospect seminars, advertising in trade and market-specific publications, exhibiting at trade shows, and conducting user group meetings. This organization also continually analyzes the SPSS customer database to identify likely prospects for the Company's new offerings.

     The SPSS product management organization consists of three business centers, one devoted to tools and components, another to predictive analytic applications, and a third to survey and market research. Each business center is charged with understanding the current and future needs of customers, translating these needs into clear directives for specific product development projects, and working with the research and development organization to develop "roadmaps" that chart the future direction of each tool and application offering.

     SPSS also has a corporate marketing group responsible for the broad visibility of the Company. This group works with the trade and financial press, industry analysts and financial analysts to establish the identity and presence of the Company as an industry leader. SPSS corporate marketing also supports other important areas of company visibility, including the development of expert reviews of SPSS tools and applications which appear in trade and market-specific publications, and participation in professional association meetings.

SERVICES

     To support its analytical applications, SPSS offers consulting and customization services to assist in new implementations or configure existing applications to vertical industry and customer requirements. SPSS consultants also help organizations to develop plans that align analytical efforts with organizational goals, assist with the collection and structuring of data for analysis, and facilitate the building of predictive analytical models.

     To support its statistical and data mining tools, SPSS offers a comprehensive training program with courses covering product operations, general data analytical concepts and processes, as well as how statistical and data mining techniques can be applied to address particular business problems. These courses are regularly scheduled in cities around the world or organizations can contract with the Company for on-site training tailored to their specific requirements. Courseware will also be made available to SPSS Partners and integrators, which will increase potential capacity for delivering customer solutions.

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

RESEARCH AND DEVELOPMENT

     SPSS plans to develop new software technologies and products, enhance existing software technologies and products, acquire complementary technologies, and form partnerships with third parties providing particular software functionality or with domain expertise essential to serving selected vertical industries. SPSS research and development initiatives are Company sponsored initiatives that will primarily focus on:

     - Extending the capabilities of its primary statistical and data mining tools;

     - Enhancing existing and developing new predictive analytic applications;

     - Improving the interoperability of various SPSS tools and applications;

     - Continuing to build reusable components for use in developing new analytical tools;

     - Establishing directions concerning future platforms and deployment, including J2EE and .NET, data visualization, in-database modeling and scoring, and the adoption of emergent standards; and

     - Demonstrating industry leadership through active participation in standards organizations for predictive analytics, such as XML/A, PMML and CRISP.

     SPSS specialists in user interface design, software engineering, performance engineering, quality assurance, product documentation, and the development of analytical algorithms are responsible for maintaining and enhancing the quality, usability, and statistical accuracy of all SPSS software. The research and development organization is also responsible for authoring and updating all user documentation and other publications. In addition, SPSS maintains ongoing relationships with third-party software developers for the development of specialized software products and the acquisition of technology that can be embedded in SPSS software.

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

     The SPSS research and development staff currently includes 285 professionals organized into groups for software design, algorithm development, software engineering, documentation, quality assurance, and product localization. SPSS also uses independent contractors in its research and development efforts. On occasion, SPSS uses these contractors to obtain technical knowledge and capability that it lacks internally. SPSS has also outsourced maintenance, conversion, and new programming for some products to enable its internal development staff to focus on products that are of greater strategic significance. Expenditures by SPSS for research and development, including capitalized software, were approximately $50.9 million in 2001, $52.7 million in 2002, and $53.8 million in 2003.

COMPETITION

     In selling its predictive analytic tools or applications, SPSS competes primarily on the basis of the usability, functionality, performance, reliability, and connectivity of its software. The significance of each of these factors varies depending upon the anticipated use of the software and the analytical training and expertise of the customer. To a lesser extent, SPSS competes on the basis of price and thus maintains pricing policies to meet market demand. The Company also offers flexible licensing arrangements to satisfy customer requirements.

     Historically, the Company's success has been driven by highly usable interfaces, comprehensive analytical capabilities, efficient performance characteristics, local language versions, consistent quality, connectivity capabilities, worldwide distribution, and widely recognized brand names. SPSS considers its primary worldwide competitor in each of its targeted markets to be the larger and better-financed SAS Institute, although SPSS believes that approximately seventy-five percent of the revenue of SAS is derived from offerings in areas other than predictive analytics.

     In the market for statistical tools, the Company also competes with StatSoft Inc., Minitab, Inc., Insightful and Stata, although their annual revenues from statistical products are believed to be considerably less than the revenues of SPSS. The Company also faces competition from providers of software for specific statistical applications.

     In the market for data mining tools, the Company also competes with offerings from IBM, Oracle, NCR, Angoss, and Quadstone.

     In the market for predictive analytic applications, SPSS also faces competition from well-financed companies such as Siebel Systems, PeopleSoft, Fair Isaac, and E.piphany.

     With the exception of SAS, none of the Company's competitors are believed to currently offer the range of analytical capability provided by SPSS.

     SPSS holds a dominant position in the market for analytic applications to the market research industry. SPSS believes no competitors in this market are larger and better financed. The annual revenues of competitors such as Pulse Train Technology, The Firm, Sawtooth Software, and Computers for Marketing Corporation are thought to be considerably less than the market research revenues of SPSS.

     In the future, SPSS may face competition from other new entrants into its markets. SPSS could also experience competition from companies in other sectors of the broader market for business intelligence software, like providers of OLAP and analytical application software, as well as from companies in other sectors of the broader market for enterprise applications, who could add enhanced analytical functionality to their existing products. Some of these potential competitors have significant capital resources, marketing experience, and research and development capabilities. New competitive offerings by these companies or other companies could have a material adverse effect on SPSS.

INTELLECTUAL PROPERTY

     SPSS attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyrights and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. SPSS licenses its software only in the form of executable code, with contractual restrictions on copying, disclosures and transferability. Except for licenses of its products to users of large system products and annual licenses of its desktop products, SPSS licenses its products to end-users by use of a "shrink-wrap" license, as is customary in the industry. It is uncertain whether these license agreements are legally enforceable. The source code for all SPSS products is protected as a trade secret. In addition, SPSS has common law copyright protection for its source code and has filed for copyright protection under federal law with respect to certain source code. SPSS has also entered into confidentiality and nondisclosure agreements with its key employees. Despite these restrictions, the possibility exists for competitors or users to copy aspects of SPSS products or to obtain information which SPSS regards as a trade secret. Although SPSS holds four patents and has one patent in registration, judicial enforcement of copyright laws and trade secrets may be uncertain, particularly outside of North America. Preventing unauthorized use of computer software is difficult, and software piracy is expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets.

     SPSS uses a variety of trademarks with its products. Management believes the following are material to its business:

     - SPSS is a trademark used in connection with virtually all of the technology, solutions, and products of the Company;

     - Clementine is a registered trademark and is used in connection with the product line that SPSS acquired from Integral Solutions Limited;

     - PredictiveMarketing is a trademark, pending registration, used in connection with the SPSS analytical application for customer relationship management;

     - NetGenesis is a registered trademark used in connection with the SPSS Web analysis application;

     - AnswerTree is a registered trademark and is an add-on product to the SPSS product family;

     - Quantime is an unregistered trademark used in connection with the Company's market research products on all platforms;

     - LexiQuest is a trademark used in connection with the Company's text mining tools; and,

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

 DATA DIRECT

     To provide data connectivity between SPSS products and various databases, SPSS has an agreement expiring in May of 2006 with Data Direct. This agreement enables SPSS to embed and distribute, as an integral part of its offerings, an unlimited number of copies of the Data Direct products for a fixed annual license and maintenance fee.

 BANTA GLOBAL TURNKEY SOFTWARE DISTRIBUTION AGREEMENT

     To assure speed and efficiency in the manufacturing, order fulfillment, and delivery of its products, SPSS entered into an agreement with Banta Global Turnkey in January 1997. Under this agreement, Banta performs all diskette and CD-ROM duplication, documentation printing, packaging, warehousing, fulfillment, and shipping of SPSS products worldwide. SPSS believes that, because of the capacity of these third-party distribution centers and their around-the-clock operation, SPSS can easily adapt to peak period demand, quickly manufacture new products for distribution, and effectively respond to anticipated sales volumes. The Banta agreement automatically renews thereafter on an annual basis unless either party terminates the agreement with 180 days written notice. If Banta terminates the agreement for convenience or for any reason other than for cause, then during the 180-day notice period Banta will assist SPSS in finding a new vendor. If either party materially breaches its obligations, the other party may terminate the Banta agreement for cause by written notice. This termination notice for cause must specifically identify the breach or breaches, upon which the termination is based and will be effective 180 days after the notice is received by the other party, unless the breach(es) is (are) corrected during the 180 day period.

 PRENTICE HALL AGREEMENT

     SPSS authors and regularly updates a number of publications that include user manuals and instructional texts. SPSS also develops student versions of its SPSS Base product, which is designed for classroom use with SPSS textbooks or other instructional materials. To facilitate more efficient printing and distribution of these publications, SPSS entered into a five-year agreement with Prentice Hall in February 1993. SPSS then entered into a new five-year contract with Prentice Hall in April 1998. The 1998 contract limits Prentice Hall to publishing and distributing SPSS publications to specific geographic territories and enables SPSS to, within specified guidelines, license other publishers to bundle versions of the SPSS Student Version with their textbooks. In April 2003, SPSS and Prentice Hall entered into an amendment to extend the April 1998 contract through 2007.

  IBM

     Prior to its merger with SPSS in February 2001, ShowCase had a strategic relationship with IBM that enabled ShowCase customers to quickly leverage new capabilities developed for the IBM iSeries (AS/400) computer system. This relationship helped to make ShowCase products a standard business intelligence technology on iSeries systems. ShowCase entered into an expanded agreement with IBM in December 1998, which was amended in February 2000, under which certain products are marketed and sold as OEM products by IBM. ShowCase agreed to produce certain enhancements to the Essbase/400 software; SPSS delivered several versions of these enhancements and continues to provide updates on an ongoing basis.

  HYPERION SOLUTIONS

     Through its strategic relationship with Hyperion Solutions, SPSS has rights to distribute the Essbase/400 software while Hyperion Solutions maintains limited distribution rights. Essbase/400 enables SPSS to reach a broader customer base, including users of multidimensional analyses, and offers the Company new partnering opportunities. Hyperion Solutions has the right to buy-back the distribution rights if it gives SPSS twelve months prior written notice of its intent to exercise this right.

SEASONALITY

     SPSS quarterly operating results fluctuate due to several factors, including:

     - The seasonal nature of the core business, where the first quarter of the year tends to have the lowest revenue with a gradual increase through the year to the fourth quarter, which tends to have the largest revenue;

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

EMPLOYEES

     As of December 31, 2003, SPSS had 1,252 full-time employees, 726 domestically and 526 internationally. Of the 1,252 employees, there were 766 in sales, marketing and professional services, 293 in research and development, and 193 in general and administrative. SPSS believes it has generally good relationships with its employees. None of the Company's employees are members of labor unions. The Company also had 84 part-time employees employed as of December 31, 2003.

FINANCIAL INFORMATION ABOUT THE COMPANY'S FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The following table sets forth financial information about foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.

                                                            YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                        2001            2002          2003
                                                    -------------   -------------   --------
                                                    (AS RESTATED)   (AS RESTATED)
                                                                 (IN THOUSANDS)
Sales to unaffiliated customers:
  United States...................................    $ 85,991        $106,020      $102,484
  Europe & India..................................      65,305          77,517        80,392
  Pacific Rim.....................................      22,759          25,303        25,491
                                                      --------        --------      --------
     Total........................................    $174,055        $208,480      $208,367
                                                      ========        ========      ========
Sales or transfers between geographic areas:
  United States...................................    $ 17,469        $ 27,433      $ 27,781
  Europe & India..................................      (9,014)        (16,794)      (15,912)
  Pacific Rim.....................................      (8,455)        (10,639)      (11,869)
                                                      --------        --------      --------
     Total........................................    $     --        $     --      $     --
                                                      ========        ========      ========
Operating income (loss):
  United States...................................    $(41,743)       $(19,751)     $   (951)
  Europe & India..................................       5,003            (569)         (257)
  Pacific Rim.....................................       3,132           3,252         1,336
                                                      --------        --------      --------
     Total........................................    $(33,608)       $(17,068)     $    128
                                                      ========        ========      ========
Identifiable assets:
  United States...................................    $169,479        $162,634      $156,949
  Europe & India..................................      35,570          41,601        57,132
  Pacific Rim.....................................      10,990           9,384        14,926
                                                      --------        --------      --------
     Total........................................    $216,039        $213,619      $229,007
                                                      ========        ========      ========

     SPSS revenues from operations outside of North America accounted for approximately 51% in 2001, 49% in 2002 and 51% in 2003. Net revenues per geographic region are attributed to countries based upon point of sale. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company further localizes its offerings by translating them into additional languages. Various risks impact international operations. Those risks include greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burdens of complying with a wide variety of foreign laws and regulatory requirements. SPSS also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded intellectual property in some foreign jurisdictions. As SPSS expands its international operations, the risks described above could increase and could have a material adverse effect on SPSS. See Item 1 "Business -- Sales and Marketing," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, "Domestic and Foreign Operations", of the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS AND BUSINESS COMBINATIONS

     On November 29, 1999, SPSS acquired all of the outstanding shares of Vento Software, Inc. in exchange for 546,060 shares of common stock of SPSS. Vento's assets include the VentoMap product line, a series of industry-specific software products for business performance measurement, and a proprietary methodology for the delivery of related professional services.

     On December 24, 1999, SPSS acquired the VerbaStat software program from DataStat, S.A., a corporation organized under the laws of Belgium, for approximately $1.0 million. VerbaStat is a software tool for computer-aided coding of open-ended survey questions. SPSS is further developing this product and integrating its capabilities into the Company's Dimensions product line for professional market research firms.

     On November 6, 2000, SPSS Inc. and SPSS Acquisition Sub Corp., each Delaware corporations, and ShowCase Corporation, a Minnesota corporation, entered into an Agreement and Plan of Merger under which ShowCase shareholders would receive 0.333 shares of SPSS common stock for each share of ShowCase common stock after the closing of the transaction. This share exchange ratio for the merger was established through negotiations between SPSS and ShowCase. The closing of the merger occurred on February 26, 2001 with SPSS issuing approximately 3,725,000 shares of common stock for substantially all the outstanding shares of ShowCase. The merger was accounted for as a pooling of interests. ShowCase was a leading provider of business intelligence software and services, and was the dominant supplier of these capabilities for IBM iSeries (AS/400) computing systems. SPSS is further developing the ShowCase technology, integrating aspects of this technology into its other offerings, and continuing to license ShowCase business intelligence software to organizations with IBM iSeries (AS/400) computing systems.

     On September 28, 2001, Siebel Systems, Inc. made a $5.0 million equity investment in SPSS under the terms of a Stock Purchase Agreement, dated as of September 28, 2001, by and between the parties. Before Siebel's investment in SPSS, SPSS joined the Siebel Alliance Program as a Strategic Software Partner in July 2001. SPSS ended its participation in this partnership program in October 2003.

     On October 22, 2001, SPSS entered into a strategic alliance with America Online, Inc. ("AOL") through its Digital Marketing Services ("DMS") subsidiary. In connection with this strategic alliance, SPSS and AOL entered into a stock purchase agreement and a strategic online research services agreement. Pursuant to these agreements, SPSS acquired certain operating assets and exclusive rights to distribute survey sample data drawn from AOL members and users of AOL's other interactive properties. The terms of the agreements between SPSS and AOL called for SPSS to pay AOL up to $42.0 million in consideration over four years and to assume primary responsibility for servicing the former group of AOL market research partners. The consideration was comprised of cash in the amount of $30.0 million and SPSS common stock with a fair market value of $12.0 million. Through DMS, AOL provides SPSS with on-line survey respondents who have been provided incentives to participate in on-line studies. In addition, SPSS received software and other assets essential to operating the business.

     Effective October 1, 2003, SPSS entered into an amended and restated stock purchase agreement and an amended and restated strategic online research services agreement with AOL. Under the amended research services agreement, SPSS retained the exclusive right to provide researchers with survey respondents drawn from Opinionplace.com visitors throughout AOL's interactive properties. The primary amendments reduced the remaining term of the original agreements from two years to one year and make the following adjustments to the consideration to be paid to AOL:

                                                     ORIGINAL AGREEMENT                AMENDED
                                           ---------------------------------------    AGREEMENT
                                              TOTAL         PAID        REMAINING     REMAINING
                                           OBLIGATIONS   OBLIGATIONS   OBLIGATIONS   OBLIGATIONS
                                           -----------   -----------   -----------   -----------
                                                               (IN MILLIONS)
Cash payments............................     $30.0         $15.5         $14.5         $4.4
Stock payments...........................     $12.0         $ 6.0         $ 6.0         $  0

Other provisions specify conditions for subsequent extensions of the research services agreement, enable stronger joint management oversight, strengthen SPSS marketing efforts, and improve the experience of survey participants. For information on the Company's accounting treatment for the original and amended AOL transactions, see "Restatement of Financial Statements" below and Note 22 of the Notes to Consolidated Financial Statements.

     On October 26, 2001, SPSS and Red Sox Acquisition Corp., each Delaware corporations, and NetGenesis Corp., a Delaware corporation, entered into an Agreement and Plan of Merger under which NetGenesis shareholders would receive
0.097 shares of SPSS common stock for each share of NetGenesis common stock upon the closing of the transaction. This share exchange ratio for the merger was established through negotiations between SPSS and NetGenesis. The closing of the merger occurred on December 21, 2001 with SPSS issuing approximately 2,294,065 shares of common stock for substantially all the outstanding shares of NetGenesis. The merger was accounted for as a purchase. Prior to the merger with SPSS, NetGenesis was the leading provider of E-Metrics solutions for Global 2000 companies. SPSS and NetGenesis technologies and expertise combine on-line and off-line data analysis capabilities in one comprehensive offering from one organization. SPSS is furthering developing this technology as part of a platform for predictive analytic applications.

     On January 31, 2002, SPSS acquired all of the outstanding shares of LexiQuest, S.A., a corporation organized under the laws of France, for a guaranteed purchase price of $2.5 million under the terms of a Stock Purchase Agreement between SPSS, LexiQuest and the shareholders of LexiQuest. Although the Stock Purchase Agreement provided for potential contingent payments, SPSS was not required to make any contingent payments to the former owners of LexiQuest because the contribution generated by the LexiQuest assets did not meet the targeted levels during 2002 or 2003. LexiQuest was a developer of technology for the categorization and mining of unstructured text data. SPSS is further developing the LexiQuest technology, integrating it into the Company's Clementine data mining workbench, and incorporating the technology into certain analytical applications.

     On June 20, 2002, SPSS acquired all of the assets of netExs, LLC, a Wisconsin limited liability company, for a guaranteed purchase price of $1.0 million under the terms of an Asset Purchase Agreement between SPSS, netExs and the members of netExs. Under the terms of the Asset Purchase Agreement, contingent payments, if any, were capped at a total of $1.45 million if fully earned during fiscal years 2003, 2004 and 2005. In June 2004, SPSS and netExs agreed that SPSS would pay to netExs the sum of $400,000 in full satisfaction of all obligations under the Asset Purchase Agreement, including without limitations, the contingent payment, and in full settlement of certain claims asserted by netExs. netExs was a developer of technology for viewing data stored in the Microsoft Analysis Services within its SQL Server database. SPSS is further developing the netExs technology for continued distribution under the name SPSS OLAP Hub, integrating it into the Company's analytical applications and solutions, and using the technology internally for budgeting and management reporting.

     Beginning in August 2002, the Company reorganized its field operations to achieve greater productivity and cost effectiveness. Three corporate divisions were merged and realigned into a telesales force focused on selling lower-priced software tools and field sales organizations selling higher-priced tools, applications, and components. In addition, the Company closed its offices in Miami, Florida, reduced its facilities in Chicago, London, Cambridge, Massachusetts, and Point Richmond, California, and terminated its investment in Illumitek Corporation. The Company recorded a restructuring charge of $4.67 million in the third quarter of 2002 and $1.18 million in the fourth quarter of 2002 for expenses related to this reorganization.

     On October 14, 2003, the Company entered into an Amended and Restated Stock Purchase Agreement and an Amended and Restated Strategic Online Research Services Agreement with AOL as described above.

     On November 4, 2003, SPSS, through SPSS International B.V., its wholly owned subsidiary, acquired Data Distilleries B.V., a Netherlands-based developer of analytic applications. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, dated as of November 4, 2003, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of the capital stock of Data Distilleries. The aggregate purchase price for all of the issued and outstanding capital stock of Data Distilleries consists of guaranteed and contingent payments. The guaranteed portion of the purchase price was paid at closing and consisted of $1.0 million in cash and 281,830 shares of SPSS common stock valued at $5.31 million for purposes of this transaction. The contingent portion of the purchase price will be paid, if at all, at the end of the first and second years following the closing and may total up to $4.4 million at current approximate exchange rates. The Company's obligation to make the contingent payments will depend on the achievement of certain growth targets for license and maintenance revenues from the Data Distilleries applications. Under the terms of the Stock Purchase Agreement, SPSS was obligated to file a Registration Statement on Form S-3 to register the potential resale of the 281,830 shares issued in this transaction. Because this Annual Report was not timely filed and, therefore, SPSS is not currently eligible to use Form S-3, SPSS has fulfilled its obligations under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder that number of shares of SPSS common stock received by such shareholder in connection with this transaction. During April 2004, SPSS notified the former shareholders of its inability to properly register these shares and through June 30, 2004 has repurchased all 281,830 shares at a cost of $5.4 million. During the second quarter of 2004, the Company will record the $5.4 million cash payout of these shares as a reduction to common stock subject to repurchase, which is recorded as mezzanine shareholders' equity in the Company's consolidated balance sheet. SPSS has withdrawn the registration statement on Form S-3.

     On December 29, 2003, the Company received its first payment in a transaction with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"), pursuant to which Systat acquired from SPSS an exclusive worldwide license to distribute the Sigma-series line of products for a three-year period and purchased certain related assets. Pursuant to the agreement, Systat assumed all responsibilities for the marketing and sales of the products as well as their ongoing development and technical support. SPSS also transferred to Systat all rights and obligations with respect to customers and personnel and all fixed assets related to the Sigma-series products (the "Related Assets"). In exchange for the exclusive worldwide license and Related Assets, Systat is obligated to make cash payments to SPSS in the aggregate amount of $13.0 million. During the first six months of 2004, SPSS received two additional payments totaling $3.0 million in connection with this transaction. The agreement between SPSS and Systat also grants to Systat an option to purchase the licensed property. Systat may exercise this purchase option for $1.0 million within 180 days prior to the end of the three-year license period.

     Restatement of Financial Statements. On March 15, 2004, SPSS announced that in connection with its October 2003 amended agreement with America Online, Inc. (AOL), the Company changed the accounting for its original October 2001 transaction with AOL by expensing substantially all AOL payments as incurred. As a result, the original transaction would be accounted for on a basis consistent with the amended AOL agreement and the Company would restate its financial results for fiscal years 2001, 2002 and the first three quarters of 2003.

     On March 30, 2004, SPSS announced that while completing the AOL restatement it discovered errors in its deferred revenue accounts in the 2001 and 2002 fiscal years. The Company subsequently identified other errors in its deferred revenue accounts in the fourth quarter of 2000 and the first three quarters of 2003. In addition, SPSS announced that it would record income tax expense associated with deemed dividend income relating to certain cash transfers from its international subsidiaries during the fourth quarter of 2002.

     SPSS went on to conduct additional examinations that resulted in various adjustments between 1999 and 2003 including, among other items, adjustments to the Company's income tax provisions and a change in the recognition of license fee revenues from transactions completed by the Company's distribution partners to account for its implied post contract support (PCS) obligations in such transactions.

     In accordance with its management oversight functions, the Audit Committee of the SPSS Board of Directors assumed a supervisory role with respect to the Company's review of its deferred revenue accounts. The Audit Committee also conducted an independent review of the Company's deferred revenue accounts as well as certain internal controls and related matters. The Audit Committee retained independent counsel for this review, and the independent counsel retained a forensic accounting firm to assist in the effort. The independent review included the performance of a number of forensic accounting procedures, a review of internal documents and communications, as well as interviews with both current and former employees and consultants.

     The Audit Committee, with the assistance of its counsel and forensic accounting firm, completed its independent review of the Company's deferred revenue accounts, internal controls and related matters on or about June 1, 2004. On June 15, 2004, the Audit Committee received a report from its counsel and forensic accounting firm that they did not find any evidence of intentional misconduct, concealment or fraud relating to the errors made in the calculation of the deferred revenue accounts. Following the completion of the Audit Committee's investigation and report, KPMG requested that additional search terms be used to review the Company's email correspondence. Following KPMG's request, the Audit Committee directed its investigation team to conduct the additional email review. The Audit Committee's investigative team has completed its review and found (i) no reason to change its original conclusion that its investigation did not reveal any evidence of fraud, intentional misconduct or concealment in connection with the errors involving deferred revenue accounts and (ii) no evidence that SPSS did not fully provide relevant information to KPMG during the audit process.

     SPSS filed by means of this annual report its restated audited financial statements for fiscal years 2001 and 2002, its restated unaudited interim financial statements for each of the quarterly periods in fiscal years 2001 and 2002, its restated unaudited interim financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, and its audited financial results for fiscal year 2003. This filing also includes revised financial data for fiscal years 1999 and 2000 on an unaudited basis. The Company's previously released financial data for each of these periods should not be relied upon.

     On April 1, 2004, SPSS received a Nasdaq Staff Determination relating to the Company's failure to file its Annual Report on Form 10-K for fiscal year 2003 with the SEC on or before the March 30, 2004 filing deadline. On June 7, 2004, SPSS received an additional notice from the Nasdaq indicating its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 with the SEC on or before the May 10, 2004 filing deadline. These notices informed the Company that it had failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that its common stock is, therefore, subject to delisting from the Nasdaq National Market. Since the date of these notices, the Company has received correspondence from the Nasdaq granting SPSS extensions of time to file its periodic reports. On July 28, 2004, the Company was informed by Nasdaq that its securities will be delisted effective at the open of business on August 2, 2004. Because SPSS has filed its required financial statements prior to that date, SPSS has asked Nasdaq to reconsider and rescind the order directing the delisting of the Company's common stock.

     Litigation. On or about May 14, 2004, a potential class action titled Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg was filed in the United States District Court for the Northern District of Illinois. For further information about this litigation, see Item 3 "Legal Proceedings" below.

     Amended and Restated Rights Agreement. On June 16, 2004, the SPSS Board of Directors voted to amend the Company's Rights Agreement, dated as of June 18, 1998, by and between SPSS and Harris Trust and Savings Bank ("Harris Bank"), as rights agent. These amendments modify the Company's right to rescind the common stock purchase rights after they detach and become exercisable in order to insure that the Rights Agreement complies with applicable Delaware law. These amendments will not affect the circumstances in which the common share purchase rights issued under the Rights Agreement detach from the currently outstanding common stock and become exercisable nor do they materially modify the terms of the common stock purchase rights. In connection with these amendments, the Company also approved the appointment of Computershare Investor Services, LLC ("Computershare"), the Company's current transfer agent, to replace Harris Bank as rights agent.

     The amendments approved by the SPSS Board on June 16, 2004 will not become effective, and the Amended and Restated Rights Agreement will not be executed by SPSS and Computershare, until SPSS files a Registration Statement on Form 8-A/A with the Securities and Exchange Commission. The Registration Statement on Form 8-A/A will include a description of the amendments and will attach as an exhibit a fully executed copy of the Amended and Restated Rights Agreement.

     Resignation of Brian Zanghi. As reported by SPSS on a Form 8-K filed with the SEC on July 2, 2004, Brian Zanghi resigned from his position as Executive Vice President and Chief Operating Officer of SPSS effective July 1, 2004.

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing, training and product development and support facilities are located at 233 S. Wacker Drive, the Sears Tower, Chicago, Illinois. In April 1997, SPSS entered into a 15-year sublease agreement to sublease approximately 100,000 square feet of office space in the Sears Tower in Chicago, Illinois. This space became the principal Chicago offices of SPSS in 1998. In April 2000, SPSS entered into a 6-year sublease for an additional 41,577 square feet of office space in the Sears Tower in Chicago, Illinois. The aggregate annual gross rental payments on these leases were approximately $3.39 million for the year 2003. SPSS believes that these office spaces are adequate to fulfill the Company's needs for the foreseeable future.

     In addition, SPSS leases office space in California, Virginia, New York, Ohio, Massachusetts, Florida, Texas, Wisconsin, and Minnesota in the United States, and internationally in the Netherlands, the United Kingdom, Germany, Sweden, France, Singapore, Australia, Japan, Malaysia, Denmark, China, Belgium and Spain.

     SPSS plans to expand its facilities on an as-needed basis. The Company does not expect this expansion to materially affect its real estate holdings. Other than this expansion, SPSS believes its facilities are suitable and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     SPSS Inc. has been named as a defendant in a lawsuit filed on December 6, 2002 in the United States District Court for the Southern District of New York, under the caption Basu v. SPSS Inc., et al., Case No. 02CV9694. The complaint alleges that, in connection with the issuance and initial public offering of shares of common stock of NetGenesis Corp., the registration statement and prospectus filed with the Securities and Exchange Commission in connection with the IPO contained material misrepresentations and/or omissions. The alleged violations of the federal securities laws took place prior to the effective date of the merger in which the Company's acquisition subsidiary merged with and into NetGenesis Corp. NetGenesis Corp. is now a wholly owned subsidiary of SPSS. Other defendants to this action include the former officers and directors of NetGenesis Corp. and the investment banking firms that acted as underwriters in connection with the IPO. The plaintiff is seeking unspecified compensatory damages, prejudgment and post-judgment interest, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the Court. The Company is aggressively defending itself and plans to continue to aggressively defend itself against the claims set forth in the complaint. The Company and the named officers and directors filed an answer to the complaint on July 14, 2003. At this time, the Company believes the lawsuit will be settled with no material adverse effect on its results of operations, financial condition, or cash flows.

     SPSS has been named as a defendant in a lawsuit filed on or about May 14, 2004 in the United States District Court for the Northern District of Illinois, under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04C3427. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint seeks to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. Neither SPSS nor the individual defendants have responded to the complaint as of the date of this filing. SPSS and the other defendants believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint.

     SPSS may also become party to various claims and legal actions arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Historically, the Company's common stock has been traded on the over-the-counter market on the NASDAQ National Market under the symbol "SPSS ." At the present time, the Company's common stock is trading under the symbol "SPSSE."

     On April 1, 2004, SPSS received a Nasdaq Staff Determination relating to the Company's failure to file its Annual Report on Form 10-K for fiscal year 2003 with the SEC on or before the March 30, 2004 filing deadline. On June 7, 2004, SPSS received an additional notice from the Nasdaq indicating its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 with the SEC on or before the May 10, 2004 filing deadline. These notices informed the Company that it had failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that its common stock is, therefore, subject to delisting from the Nasdaq National Market. Since the date of these notices, the Company has received correspondence from the Nasdaq granting SPSS extensions of time to file its periodic reports. On July 28, 2004, the Company was informed by Nasdaq that its securities will be delisted effective at the open of business on August 2, 2004. Because SPSS has filed its required financial statements prior to that date, SPSS has asked Nasdaq to reconsider and rescind the order directing the delisting of the Company's common stock.

     The following table shows, for the periods indicated, the high and low closing sale price of the Company's common stock:

                                                               HIGH     LOW
                                                              ------   ------
YEAR END DECEMBER 31, 2002
First Quarter...............................................  $19.75   $16.31
Second Quarter..............................................   18.42    15.12
Third Quarter...............................................   15.92     9.99
Fourth Quarter..............................................   15.31     9.23
YEAR END DECEMBER 31, 2003
First Quarter...............................................   14.59     9.50
Second Quarter..............................................   16.94    10.53
Third Quarter...............................................   19.99    15.48
Fourth Quarter..............................................   21.20    17.04
YEAR END DECEMBER 31, 2004
First Quarter...............................................   22.59    18.40
Second Quarter..............................................   19.96    14.22

     As of July 1, 2004, there were 689 holders of record of the Company's common stock. This number includes all holders of record by the SPSS transfer agent, Computershare Investor Services, and does not include an estimate of the number of stockholders whose shares are held in the name of brokerage firms or other financial institutions.

     SPSS has never declared a cash dividend or paid any cash dividends on its capital stock. SPSS does not anticipate paying any cash dividends on SPSS common stock in the foreseeable future because SPSS expects to retain future earnings for use in the operation and expansion of its business. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     SPSS has one equity based compensation plan, the SPSS Inc. 2002 Equity Incentive Plan (the "2002 Plan"). The following table sets forth information as of December 31, 2003 concerning the 2002 Plan, which initially was approved at the 2002 Annual Meeting of Stockholders and was subsequently amended at the 2003 Annual Meeting of Stockholders. SPSS does not have any equity compensation plans under which shares of its common stock are authorized for issuance that were not approved by stockholders.

                                                                                            NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                                                                        FUTURE ISSUANCE UNDER EQUITY
                                 NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE PER          COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF     SHARE EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                    OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,           REFLECTED IN THE
PLAN CATEGORY                       WARRANTS AND RIGHTS         WARRANTS AND RIGHTS            FIRST COLUMN)
-------------                    --------------------------   -----------------------   ----------------------------
Equity Compensation Plans
  Approved by Security
  Holders......................          1,506,873                    $15.696                     463,765
Equity Compensation Plans Not
  Approved by Security
  Holders......................                 --                         --                          --
                                         ---------                    -------                     -------
Total..........................          1,506,873                    $15.696                     463,765
                                         =========                    =======                     =======

RECENT SALES OF UNREGISTERED SECURITIES

     On September 28, 2001, SPSS issued 300,300 shares of its common stock to Siebel Systems, Inc. under the terms of a Stock Purchase Agreement. The aggregate purchase price for the 300,300 shares of SPSS common stock was $5.0 million. The purchase and sale of shares of SPSS common stock was exempt from securities registration under Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended, and/or Section 4(2) of the 1933 Act. SPSS subsequently filed a registration statement on Form S-3 registering Siebel's potential resale of the shares of SPSS common stock issued to it.

     On October 22, 2001, SPSS entered into a Strategic Online Research Services Agreement with AOL (see Item 1, "Business -- Recent Developments"). As part of the consideration to be paid by SPSS to AOL in exchange for the Company's acquisition of certain operating assets and exclusive rights to distribute survey sample data drawn from AOL members under the research services agreement, SPSS issued to AOL 173,724 shares of SPSS common stock in October 2001 (the "First Issuance") and 291,828 shares of SPSS common stock in October 2002 (the "Second Issuance"). Both the First Issuance and the Second Issuance were made pursuant to a Stock Purchase Agreement between SPSS and AOL, dated October 22, 2001. Both purchases and sales of shares of SPSS common stock were exempt from securities registration under Rule 506 of Regulation D as promulgated by the SEC under the 1933 Act. As required by the original Stock Purchase Agreement, SPSS filed a registration statement on Form S-3 to register AOL's potential resale of 158,228 shares issued pursuant to the First Issuance (the "Registration Statement"). Under the terms of the original Stock Purchase Agreement, the number of shares of SPSS common stock included in the First Issuance was reduced from 173,724 to 158,228 to account for the then current market price of SPSS common stock at the time of the effectiveness of the Registration Statement. Following the amendments made to the strategic alliance between SPSS and AOL in October 2003, SPSS is no longer required to register AOL's resale of the SPSS common stock included in the Second Issuance, SPSS and AOL have agreed that SPSS should withdraw the Registration Statement for the First Issuance, and SPSS is no longer obligated to make future payments to AOL in the form of SPSS common stock. SPSS remains obligated to assist AOL in selling the SPSS common stock pursuant to Rule 144. In the event that AOL is unable to rely on Rule 144 as a result of the Company's action or failure to act and it has not cured this action or failure to action within 60 days, AOL may demand that SPSS repurchase shares with a value of up to $3.2 million. As of the date of this filing, AOL has made no such repurchase demand.

     On November 4, 2003, SPSS, through SPSS International B.V., its wholly-owned subsidiary, issued 281,830 shares of SPSS common stock to the former shareholders of Data Distilleries B.V., a company organized under the laws of the Netherlands, pursuant to a Stock Purchase Agreement, dated as of

November 4, 2003, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of Data Distilleries capital stock. In consideration of the 281,830 shares of its common stock, plus $1.0 million in cash, SPSS acquired all of the issued and outstanding shares of Data Distilleries capital stock. The purchase and sale of shares of SPSS common stock was exempt from securities registration under Section 4(2) of the 1933 Act. Under the terms of the Stock Purchase Agreement, SPSS had an obligation to register the former Data Distilleries shareholders' potential resale of the shares of SPSS common stock issued to them on a Registration Statement on Form S-3. Because this Annual Report was not timely filed and SPSS was not eligible to use Form S-3, SPSS has fulfilled its obligations under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder that number of shares of SPSS common stock received in connection with this transaction. SPSS repurchased all of the shares previously issued in this transaction at a total cost of $5.4 million. SPSS has withdrawn the registration statement on Form S-3.

     10B5-1 STOCK TRADING PLANS

     Dr. Norman Nie, Chairman of the SPSS Board of Directors, Kenneth Holec, a member of the SPSS Board of Directors, and Dr. Edward Hamburg, the Company's Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, entered into and engaged in transactions pursuant to a 10b5-1 Stock Trading Plan during 2003. Each of these trading plans was adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. In accordance with Rule 10b5-1, Dr. Nie, Mr. Holec and Dr. Hamburg entered into their respective plans prior to becoming aware of any material nonpublic information about SPSS. An authorized independent broker effected the periodic sales of a pre-determined number of shares of SPSS common stock on behalf of each of Dr. Nie, Mr. Holec and Dr. Hamburg solely in accordance with the terms of their respective plans. As of the date of this filing, the 10b5-1 plans of Dr. Nie and Dr. Hamburg have terminated, and Mr. Holec has suspended his 10b5-1 plan to comply with the rules and regulations of the SEC.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data has been derived from our consolidated financial statements. All data has been restated to include the financial position and results of operations of ShowCase as a result of the consummation of the pooling-of-interest business combination with SPSS in 2001. All financial information set forth below reflects the restatement of the Company's financial statements for fiscal years 2001 and 2002, and the first three quarters of 2003 as discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 22 of the Notes to Consolidated Financial Statements. The restatement also affects periods prior to 2001 and, accordingly, SPSS revised its selected consolidated financial data for fiscal years 1999 and 2000. This data should be read in conjunction with the consolidated financial statements and notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     SPSS has not amended its annual reports on Form 10-K or quarterly reports on Form 10-Q for the quarterly periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report, and the financial statements and related financial information contained in such reports should no longer be relied upon.

                                                             YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------
                                          1999(10)   2000(10)       2001            2002         2003
                                          --------   --------   -------------   -------------   -------
                                                                (AS RESTATED)   (AS RESTATED)
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues:
  License(1)............................  $96,572    $99,311      $ 90,007        $ 93,063      $91,473
  Maintenance(2)........................   58,934     60,006        59,352          81,481       83,557
  Services(3)...........................   22,841     26,880        24,696          33,936       33,337
                                          -------    -------      --------        --------      -------
     Net revenues(4)....................  178,347    186,197       174,055         208,480      208,367
Operating expenses:
  Cost of license and maintenance
     revenues...........................   16,500     16,268        17,155          17,696       14,359
  Cost of license and maintenance
     revenues -- software write-offs....       --         --         3,637           5,928        1,961
  Sales, marketing and services.........   98,824    115,074       114,402         130,303      123,454
  Product development...................   30,465     32,896        32,305          41,624       44,167
  General and administrative(5).........   14,267     14,178        14,056          18,032       18,194
  Special general and administrative
     charges(6).........................       --         --        14,739           9,037        6,104
  Merger-related(7).....................    1,611         --         9,081           2,260           --
  Illumitek shut-down charges...........       --         --            --             518           --
  Acquired in-process technology(8).....      128         --         2,288             150           --
                                          -------    -------      --------        --------      -------
     Operating expenses.................  161,795    178,416       207,663         225,548      208,239
                                          -------    -------      --------        --------      -------
Operating income (loss).................   16,552      7,781       (33,608)        (17,068)         128
                                          -------    -------      --------        --------      -------
Net interest and investment income
  (expense).............................      739      1,096          (204)            (63)         (42)
Gain on divestiture of Sigma-series
  product line(9).......................       --         --            --              --        8,577
Other income (expense)..................      304      1,222        (1,121)            752        1,798
                                          -------    -------      --------        --------      -------
Income (loss) before income taxes and
  minority interest.....................   17,595     10,099       (34,933)        (16,379)      10,461
Provision for income taxes..............    6,336      4,214        (8,177)            878        1,147
                                          -------    -------      --------        --------      -------
Income (loss) before minority
  interest..............................   11,259      5,885       (26,756)        (17,257)       9,314
Minority interest.......................       --         --           360             497           --
                                          -------    -------      --------        --------      -------
Net income (loss).......................  $11,259    $ 5,885      $(26,396)       $(16,760)     $ 9,314
                                          =======    =======      ========        ========      =======
Basic net income (loss) per share.......  $  0.90    $  0.44      $  (1.90)       $  (0.99)     $  0.54
Diluted net income (loss) per share.....  $  0.83    $  0.41      $  (1.90)       $  (0.99)     $  0.53
Shares used in basic EPS calculation....   12,562     13,373        13,927          16,887       17,351
Shares used in diluted EPS
  calculation...........................   13,504     14,327        13,927          16,887       17,562
Balance Sheet Data:
  Working capital.......................  $24,665    $40,764      $ 22,307        $ (9,176)     $16,301
  Total assets..........................  151,744    189,739       216,039         213,619      229,007
  Deferred revenue......................   28,550     48,367        54,984          52,765       59,379
  Long term obligations, less current
     portion............................    6,318      1,967         1,833           6,781        6,804
  Total stockholders' equity............   84,081     94,580       115,062         101,993      119,639

---------------

 (1) License revenues include sales of the Company's tools, applications, and components on a perpetual, annual, or ASP (applications service provider) basis.

 (2) Maintenance revenues include recurring revenues recognized by the Company from renewals of maintenance agreements associated with perpetual licenses or renewals of annual licenses.

 (3) Services include revenues recognized from professional services engagements, training and other activities such as publication sales and providing respondents to online surveys.

 (4) Beginning in the quarter ended December 31, 2000, results reflect the effects of deferring revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Technical Practice Aids regarding software revenue recognition. This application resulted in adjustment in certain revenue categories, and a corresponding adjustment in deferred revenues.

 (5) Includes provision for doubtful accounts.

 (6) Includes costs associated with acquisitions, as well as costs associated with severance and the write-down of obsolete internal use software.

 (7) Includes costs directly related to acquisitions, such as investment banking and other professional fees, employee severance, merger-related bonuses, and costs associated with closing excess office space and write-off of redundant assets.

 (8) Includes costs related to acquired in-process technology in conjunction with business combinations accounted for as purchases.

 (9) During 2003 the Company entered into an agreement to license the distribution of its Sigma-series line of products and sell certain related assets. This transaction was accounted for as a divestiture of a business.

(10) The selected consolidated financial data for 1999 and 2000 have been revised to reflect adjustments related to the restatement described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 22 of the Notes to Consolidated Financial Statements. The adjustments decreased revenue and net income for 1999 by $3,106 and $1,978, respectively, and increased revenue and decreased net income for 2000 by $83 and $30, respectively. In the accompanying audited financial statements for the year ended December 31, 2001, these net income adjustments are reflected as opening adjustments to the Consolidated Statement of Stockholders' Equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     REFERENCES TO "NOTES" WITHIN THIS ITEM 7 REFER TO THE FOOTNOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS IN ITEM 8.

RESTATEMENT OF FINANCIAL STATEMENTS

     On March 15, 2004, SPSS announced that in connection with its October 2003 amended agreement with America Online, Inc. (AOL), the Company changed the accounting for its original October 2001 transaction with AOL by expensing substantially all AOL payments as incurred. As a result, the original transaction would be accounted for on a basis consistent with the amended AOL agreement and the Company would restate its financial results for fiscal years 2001, 2002 and the first three quarters of 2003.

     On March 30, 2004, SPSS announced that while completing the AOL restatement it discovered errors in its deferred revenue accounts in the 2001 and 2002 fiscal years. The Company subsequently identified other errors in its deferred revenue accounts in the fourth quarter of 2000 and the first three quarters of 2003. In addition, SPSS announced that it would record income tax expense associated with deemed dividend income relating to certain cash transfers from its international subsidiaries during the fourth quarter of 2002.

     SPSS went on to conduct additional examinations that resulted in various adjustments between 1999 and 2003 including, among other items, a change in the recognition of license fee revenues from transactions completed by the Company's distribution partners to account for its implied post contract support (PCS) obligations in such transactions.

     In accordance with its management oversight functions, the Audit Committee of the SPSS Board of Directors assumed a supervisory role with respect to the Company's review of its deferred revenue accounts. The Audit Committee also conducted an independent review of the Company's deferred revenue accounts as well as certain internal controls and related matters. The Audit Committee retained independent counsel for this review, and the independent counsel retained a forensic accounting firm to assist in the effort. The independent review included the performance of a number of forensic accounting procedures, a review of internal documents and communications, as well as interviews with both current and former employees and consultants.

     The Audit Committee, with the assistance of its counsel and forensic accounting firm, completed its independent review of the Company's deferred revenue accounts, internal controls and related matters on or about June 1, 2004. On June 15, 2004, the Audit Committee received a report from its counsel and forensic accounting firm that they did not find any evidence of intentional misconduct, concealment or fraud relating to the errors made in the calculation of the deferred revenue accounts. Following the completion of the Audit Committee's investigation and report, KPMG requested that additional search terms be used to review the Company's email correspondence. Following KPMG's request, the Audit Committee directed its investigation team to conduct the additional email review. The Audit Committee's investigative team has completed its review and found (i) no reason to change its original conclusion that its investigation did not reveal any evidence of fraud, intentional misconduct or concealment in connection with the errors involving deferred revenue accounts and (ii) no evidence that SPSS did not fully provide relevant information to KPMG during the audit process.

     Following the review and the determination to restate its financial statements, SPSS performed additional procedures to ensure the accuracy of its financial information. These additional procedures included a further review of internal documents, tests of certain system controls, cut-off procedures and a review of revenue transactions and other cost and expense accounts. As a result, the Company corrected additional errors made in 2003 and prior periods, including errors that were previously not recorded because in each case and in aggregate it was believed the amount of any such error was not material to the Company's consolidated financial statements. SPSS also made certain revenue, expense and balance sheet reclassifications.

     SPSS filed by means of this annual report its restated audited financial statements for fiscal years 2001 and 2002, its restated unaudited interim financial statements for each of the quarterly periods in fiscal years 2001 and 2002, its restated unaudited interim financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, and its audited financial results for fiscal year 2003. This filing also includes revised financial data for fiscal years 1999 and 2000 on an unaudited basis. The Company's previously released financial data for each of these periods should not be relied upon.

     On April 1, 2004, SPSS received a Nasdaq Staff Determination relating to the Company's failure to file its Annual Report on Form 10-K for fiscal year 2003 with the SEC on or before the March 30, 2004 filing deadline. On June 7, 2004, SPSS received an additional notice from the Nasdaq indicating its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 with the SEC on or before the May 10, 2004 filing deadline. These notices informed the Company that it had failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that its common stock is, therefore, subject to delisting from the Nasdaq National Market. Since the date of these notices, the Company has received correspondence from the Nasdaq granting SPSS extensions of time to file its periodic reports. On July 28, 2004, the Company was informed by Nasdaq that its securities will be delisted effective at the open of business on August 2, 2004. Because SPSS has filed its required financial statements prior to that date, SPSS has asked Nasdaq to reconsider and rescind the order directing the delisting of the Company's common stock.

OVERVIEW

     SPSS is a global provider of predictive analytics technology and services. The Company's offerings use predictive analytics to connect data to effective action by drawing reliable conclusions about current conditions and future events. Predictive analytics leverages an organization's business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques can lead to improved business processes that increase revenues, reduce costs, and prevent fraudulent activities.

     SPSS has evolved through a combination of internal reorganization and acquisitions (see Item 1 "Business -- Recent Developments and Business Combinations" for a description of each of the Company's recent acquisitions). Approximately 65% of 2003 revenues came from sales to customers in corporate settings, with another 16% in academic institutions, 12% in government agencies and 7% from nonprofit and healthcare organizations.

     Beginning in the quarter ended December 31, 2000, results reflect the effects of deferring revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Technical Practice Aids regarding software revenue recognition. This application resulted in adjustments to certain revenue categories and a corresponding adjustment in deferred revenues. Also as a result of this application, SPSS reported a significant shift in the sources of its revenues. Between 1999 and 2003, revenues from its license revenue decreased from 54% to 44% of total net revenues, maintenance revenues increased from 33% to 40% of total net revenues, and service revenue increased from 13% to 16% of net revenues. Management expects this trend to change in 2004 as license revenue becomes a larger percentage of total net revenues with increased focus on the Company's predictive analytics offerings.

     The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

     The following table shows select statements of operations data as a percentage of net revenues for the years indicated.

                                                             YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                          1999          2000           2001            2002          2003
                                       -----------   -----------   -------------   -------------     -----
                                                                   (AS RESTATED)   (AS RESTATED)
Net revenues:
  License............................      54.1%         53.3%          51.7%           44.6%         43.9%
  Maintenance........................      33.0%         32.2%          34.1%           39.1%         40.1%
  Services...........................      12.9%         14.5%          14.2%           16.3%         16.0%
                                          -----         -----          -----           -----         -----
    Net revenues.....................     100.0%        100.0%         100.0%          100.0%        100.0%
Operating expenses:
  Cost of license and maintenance
    revenues.........................       9.3%          8.7%           9.9%            8.5%          6.9%
  Cost of license and maintenance
    revenues -- software write-off...        --            --            2.1%            2.8%          0.9%
  Sales, marketing and services......      55.4%         61.8%          65.7%           62.5%         59.2%
  Research and development...........      17.1%         17.7%          18.6%           20.0%         21.2%
  General and administrative
    (including provision for doubtful
    accounts)........................       8.0%          7.6%           8.1%            8.6%          8.7%
  Special general and administrative
    charges..........................        --            --            8.5%            4.3%          3.0%
  Merger-related.....................       0.9%           --            5.2%            1.1%           --
  Illumitek shut-down charges........        --            --             --             0.1%           --
  Acquired in-process technology.....        --            --            1.2%            0.1%           --
                                          -----         -----          -----           -----         -----
    Operating expenses...............      90.7%         95.8%         119.3%          108.2%         99.9%
                                          -----         -----          -----           -----         -----
Operating income (loss)..............       9.3%          4.2%         (19.3)%          (8.2)%         0.1%
Net interest and investment income
  (expense)..........................       0.4%          0.6%          (0.1)%            --            --
Gain on divestiture of Sigma-series
  product line.......................        --            --             --              --           4.1%
Other income (expense)...............       0.2%          0.6%          (0.7)%           0.3%          0.8%
                                          -----         -----          -----           -----         -----
Income (loss) before income taxes and
  minority interest..................       9.9%          5.4%         (20.1)%          (7.9)%         5.0%
Provision for income taxes...........       3.6%          2.2%          (4.7)%           0.4%          0.5%
                                          -----         -----          -----           -----         -----
Income (loss) before minority
  interest...........................       6.3%          3.2%         (15.4)%          (8.3)%         4.5%
Minority interest....................        --            --            0.2%            0.3%           --
                                          -----         -----          -----           -----         -----
Net income (loss)....................       6.3%          3.2%         (15.2)%          (8.0)%         4.5%
                                          =====         =====          =====           =====         =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

     Net Revenues. Net revenues increased from $174,055,000 in 2001 to $208,480,000 in 2002, an increase of 20% from 2001, and decreased to $208,367,000 in 2003, a decrease of less than 1% from 2002.

     Effective in the first quarter 2003, SPSS began reporting its revenues in the following three categories used by most enterprise software companies:

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

     The 2003 decrease in revenues from 2002 was primarily due to lower revenues from new licenses for SPSS market research applications and ShowCase business intelligence tools, primarily due to a decrease in seven-figure transactions compared to 2002. These decreases were partially offset by growth in maintenance revenue of 3%, reflecting steady renewal rates for the Company's major offerings, maintenance from Data Distilleries applications, and changes in currency exchange rates. Also contributing were higher new sales of SPSS data mining and desktop statistical analysis tools as well as new sales of predictive analytic applications from the Data Distilleries acquisition. For the 2003 fiscal year, service revenues decreased by 2% from 2002 and were constant at 16% of net revenues.

     The 2002 increase in revenues from 2001 reflected the higher demand for SPSS data mining and desktop statistical tools as well as the addition of revenues from the NetGenesis, America Online (AOL) and LexiQuest transactions. As a percentage of net revenues, maintenance revenues increased from 34% in 2001 to 39% in 2002, reflecting improved renewal rates for the Company's major offerings as well as changes in currency exchange rates. Services revenues increased by 37% primarily due to revenues related to the America Online (AOL) transaction and an increase in implementation services.

     Cost of License and Maintenance Revenues. Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and license fees paid to third parties. Cost of revenues increased from $17,155,000 in 2001 to $17,696,000 in 2002 and decreased from 2002 to $14,359,000 in 2003. The decrease in 2003 was primarily due to lower Hyperion Solutions license fees and amortization of acquired technology assets. The increase in 2002 from 2001 was due to increased Hyperion Solution license fees as well as the amortization of acquired technology assets and license fees associated with the NetGenesis product. As a percentage of net revenues, cost of license and maintenance revenues were 10% in 2001, 9% in 2002, and 7% in 2003.

     Cost of License and Maintenance Revenues -- Software Write-offs. The Company had software write-offs charged to cost of license and maintenance revenues of $3,637,000 in 2001, $5,928,000 in 2002, and $1,961,000 in 2003. In
2003, these write-offs included $1,961,000 for obsolete and redundant technology resulting from the Data Distilleries acquisition. In 2002, these write-offs included $4,328,000 for the write-down of the Illumitek technology as part of the related shutdown of the entity (see Note 8) and a $1,600,000 write-off of technology acquired in the AOL transaction due to its replacement with SPSS technology. In 2001, SPSS wrote off $3,637,000 for obsolete and redundant technology resulting from the ShowCase and NetGenesis mergers. As a percentage of net revenues, cost of license and maintenance revenues -- software write-offs was 2% in 2001, 3% in 2002 and 1% in 2003.

     Sales, Marketing and Services. Sales, marketing and services expenses increased from $114,402,000 in 2001 to $130,303,000 in 2002, and decreased to $123,454,000 in 2003. The decrease in 2003 from 2002 was primarily due to the reduction in the number of sales and professional services personnel as a result of the field reorganization implemented in August 2002 and lower AOL service costs as a result of the amended agreement with AOL effective October 2003. These decreases were partially offset by increases from changes in currency exchange rates and staff additions related to the Data Distilleries acquisition. The increase in 2002 from 2001 primarily reflected the addition of staff from the AOL, NetGenesis and LexiQuest transactions and higher AOL service costs, partially offset by the August 2002 field restructuring. Included in sales, marketing and services were AOL service cost payments of $2,375,000 in 2001, $9,500,000 in 2002 and $7,847,000 in 2003.
The increase in 2002 resulted from 3 months of payments to AOL in 2001 and 12 months of payments to AOL in 2002 reflecting initiation of the AOL agreement effective October 2001. The decrease in 2003 from 2002 reflected lower survey costs as a result of the amended agreement with AOL effective October 2003. As a percentage of net revenues, sales, marketing and services expenses were 66% in 2001, 63% in 2002, and 59% in 2003.

     Research and Development. Research and development expenses increased from $32,305,000 in 2001 to $41,624,000 in 2002 and increased to $44,167,000 in 2003.
The increase in 2003 from 2002 was primarily due to the addition of employees with the Data Distilleries acquisition and the effects of currency exchange rates. The increase in 2002 from 2001 was primarily due to the addition of staff from the NetGenesis, LexiQuest and netExs transactions. As a percentage of net revenues, research and development expenses were 19% in 2001, 20% in 2002 and 21% in 2003.

     General and Administrative. General and administrative expenses increased from $11,684,000 in 2001 to $17,163,000 in 2002 and to $17,773,000 in 2003. The
increase in 2003 from 2002 was primarily due to the addition of accounting professionals, costs associated with complying with the Sarbanes-Oxley Act of 2002, additional costs as a result of the Data Distilleries acquisition, higher insurance and payroll related expenses, and the effects of currency exchange rates. The increase in 2002 from 2001 was primarily due to the staff additions from the NetGenesis acquisition and the expansion of the SPSS corporate executive group, partially offset by the cost reductions implemented in August 2002 and the elimination of goodwill amortization of $1,462,000 following the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Expenses in this category as a percentage of net revenues increased from 7% in 2001 to 8% in 2002 and 9% in 2003.

     Provision for Doubtful Accounts. Provision for doubtful accounts was $2,372,000 in 2001, $869,000 in 2002 and $421,000 in 2003. The decreases in 2003 and 2002 from the previous years represent the considerable efforts undertaken to collect outstanding receivables.

     Special General and Administrative Charges. During 2001, 2002 and 2003, SPSS incurred certain unusual expenses including asset write-offs, restructuring charges, and costs that did not meet the Company's definition of "merger-related" expenses as described below. Such costs have been separately reported as "Special general and administrative charges." Special general and administrative charges were $14,739,000 in 2001, $9,037,000 in 2002, and $6,104,000 in 2003, or 9%, 4%, and 3% of net revenues in 2001, 2002, 2003, respectively. Special general and administrative charges in 2003 included a write-off of $4,400,000 due to the termination of the Company's Siebel CRM software implementation (See Note 3) and $1,700,000 of severance, bonus and travel costs primarily related to the Data Distilleries acquisition. Special general and administrative charges in 2002 included costs related to the restructuring of the Company's field operations implemented in August 2002 and costs related to the NetGenesis, LexiQuest and netExs transactions, such as severance and retention payments of $4,030,000, lease cancellation payments of $615,000, professional service fees of $2,300,000, and other costs. Special general and administrative charges in 2001 included $4,200,000 of charges relating to the write-down of internal-use software, $3,500,000 related to reductions in workforce, and $2,000,000 for obsolete software write-offs.

     Merger-related. SPSS incurred certain merger-related expenses subsequent to the consummation of the acquisitions that were charged to current period expenses. Certain other costs incurred prior to the consummation of the transactions were capitalized as part of the purchases. These merger-related expenses relate to the Company's acquisitions made during 2001 and 2002 (see
Note 7). SPSS incurred merger-related costs of $9,081,000 in 2001 and $2,260,000 in 2002. Expenses in 2001 included $2,500,000 paid for investment banking and other professional fees, $2,700,000 for transaction-related bonuses paid to employees, $2,000,000 for severance costs and costs of closing excess office facilities. Expenses in 2002 included professional fees of approximately $900,000, severance of $200,000 and other costs of $1,100,000.

     Illumitek Shut-down Charges. In 2002, SPSS incurred shut-down costs of $518,000 related to the termination of its investment in Illumitek.

     Acquired In-Process Technology. Acquired in-process technology costs were $150,000 in 2002 related to the LexiQuest transaction and $2,288,000 in 2001 related to the NetGenesis Corp. transaction as described below. These costs, along with capitalized acquired technology, were determined from independent third party valuations.

     In December 2001, SPSS completed the acquisition of NetGenesis Corp. (See
Note 7). A portion of the purchase price was attributable to acquired in-process technology, as the development work associated with NetGenesis version 6.0 had not reached technological feasibility and was believed to have no alternative future use. SPSS assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using a discount rate of 19% based on the project and the market risks associated with the research and development project and resulting product. Specific consideration was given to the stage of development of the research and development effort, which was 60% complete, both in terms of costs invested as of the acquisition date relative to completion costs and technical achievements. In projecting future revenue streams from the project, SPSS considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage that SPSS could provide to the NetGenesis suite of products.

     On February 6, 2002, SPSS acquired all of the issued and outstanding shares of capital stock of LexiQuest, S.A., a corporation organized under the laws of France. Approximately $150,000 of the purchase price was attributable to acquired in-process technology that had not reached technological feasibility and was believed to have no alternative future use.

     Net Interest and Investment Expense. Net interest and investment expense was $204,000 in 2001, $63,000 in 2002 and $42,000 in 2003. The change in net interest and investment expense in 2003 was primarily due to the decrease in net debt levels. The decrease in net interest and investment expense in 2002 from 2001 was also primarily due to lower debt levels.

     Gain on Divestiture of Sigma-series Product Line. The gain on the divestiture of the Sigma-series product line was $8,577,000 in 2003. In December 2003, SPSS entered into a distribution license and sale of assets agreement related to its Sigma-series product line with Systat Software, a subsidiary of Cranes Software International Ltd. This transaction was completed in December 2003. Under the terms of the agreement, Systat is required to make payments to SPSS in the aggregate amount of $13,000,000, including $9,000,000 remitted in December 2003. Systat Software also has the option to purchase all related intellectual property, including brand names and trademarks, after three years for an additional $1,000,000 (See Note 7). The gain represents the excess of the purchase price over the book value of the assets sold and expenses directly related to the sale.

     Other Income (Expense). Other expense was ($1,121,000) in 2001, other income was $752,000 in 2002 and $1,798,000 in 2003. The income in 2002 and 2003 was due to gains from foreign currency transactions of $752,000 and $1,770,000, respectively, reflecting the weakening of the dollar against other major currencies. The expense in 2001 was due primarily to losses from foreign currency transactions, the write-off of a miscellaneous receivable from Q1, and the write-down of the Company's e-Intelligence investment of $137,000, $300,000 and $782,000, respectively.

     Provision (Benefit) for Income Taxes. The expense (benefit) for income taxes was $(8,177,000) in 2001, $878,000 in 2002 and $1,147,000 in 2003. During
2003, the provision for income taxes represented a tax rate of approximately 11%. The Company's tax rate in 2003 was lower than the statutory rate primarily as a result of the use of foreign tax credits, which were previously reduced by a valuation allowance because their use was uncertain. The tax provision in 2002 was caused by obligations associated with dividend income caused by certain cash transfers from its international subsidiaries during the fourth quarter of 2002 and by the write off of net operating loss carry forwards and by a nondeductible capital loss arising from the Illumitek investment. During 2001, the provision for income taxes represented a tax rate of approximately 23%. The effective rate for the income tax benefit was lower than the statutory rate primarily due to an increase in the valuation allowance for deferred tax assets and nondeductible in-process research and development charges. Generally, the Company expects its effective tax rate to be approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

     SPSS generated $13,695,000 in cash from operations in 2001, used cash of $1,129,000 in operations in 2002, and generated $22,059,000 from operations in 2003. Cash from operations in 2003 came primarily from net income, a reduction of accounts receivable of $3,396,000 and increased deferred revenue of $5,872,000. These amounts were offset by a reduction of accrued expenses of $7,484,000, and a decrease in accounts payable of $5,292,000. Cash used by operations in 2002 resulted from the net loss, reduction in accrued expenses and a reduction of deferred revenue. These requirements were partially offset by a reduction of accounts receivable of $1,296,000, and increases in accounts payable of $1,578,000, and income tax accruals of $5,717,000. Cash from operations in 2001 came primarily from a reduction of accounts receivable collections of $23,085,000, which was partially offset by a decrease in income tax accruals and from the net loss. Average Days Sales Outstanding were 78 for the year ended December 31, 2003, compared to 79 for the year ended December 31, 2002.

     Investing activities resulted in cash used of $12,245,000 in 2001, $17,138,000 in 2002 and $4,183,000 in 2003. During 2003, cash was primarily used for the $1,000,000 cash portion of the consideration paid in connection with the Data Distilleries acquisition, capital expenditures of $2,573,000, and $9,610,000 for capitalized software development costs. Partially offsetting these investing outflows in 2003 were cash proceeds of $9,000,000 from the divestiture of the Sigma-series product line. In 2002, cash was primarily used for capital expenditures of $12,859,000 and capitalized software development costs of $11,069,000. SPSS also paid $2,500,000 to acquire LexiQuest and $1,000,000 to acquire netExs. Partially offsetting these investing outflows in 2002 were proceeds of $9,792,000 from the maturities and sales of marketable securities. In 2001, $14,743,000 in cash was used for net capital expenditures, along with $18,592,000 for capitalized software development costs, $2,827,000 in earn-out payments to the former shareholders of Integrated Solutions Limited
(ISL), and $1,000,000 related to the AOL transaction. Partially offsetting these investing outflows in 2001 were $10,856,000 in net proceeds from marketable securities and cash of $13,908,000 acquired with the Company's acquisition of NetGenesis in December 2001.

     Cash used in financing activities was $7,538,000 in 2001, while, in 2002 and 2003 cash was provided by financing activities of $9,007,000 and $2,308,000, respectively. In 2003, net repayments under line-of-credit agreements totaled $49,000 and proceeds from the issuance of common stock were $2,357,000, primarily through the exercise of stock options and employee purchases through the employee stock purchase plan. In 2002, net borrowings under line-of-credit agreements totaled $7,325,000 and proceeds from the issuance of common stock were $1,682,000, primarily through the exercise of stock options and employee purchases through the employee stock purchase plan. During 2001, $14,825,000 in cash was used to repay borrowings under line-of-credit agreements, partially offset by $7,287,000 raised through the issuance of common stock to Siebel Systems and through employee exercises of stock options.

     In November 2002, SPSS revised its loan agreement with Bank One, NA (as successor by merger to American National Bank and Trust Company of Chicago). Under this loan agreement, as amended, SPSS had an available $8,500,000 unsecured line of credit with Bank One, under which borrowings bore interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of December 31, 2002, SPSS had $8,500,000 outstanding under this line of credit with Bank One.

     Given the previously reported amendment to the Company's line of credit with Bank One, the Company did not believe that the terms of the Bank One lending arrangement would continue to be acceptable. The Company began to look for a new lending arrangement with the goal of expanding the line of credit then available to the Company. On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation) which replaced the Company's lending arrangement with Bank One. The new agreement with Wells Fargo Foothill met the Company's goals by providing the Company with greater credit capacity. The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10,000,000 and a revolving line of credit. The maximum amount SPSS may borrow under the revolving line of credit portion of the facility will depend upon the value of the Company's eligible accounts receivable generated within the United States. On April 1, 2003, SPSS paid all of its outstanding obligations to Bank One and terminated the Bank One line of credit. As of December 31, 2003, the Company has availability of $2,500,000 under the revolving line of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. In May 2003, The Company began paying down evenly the term loan of $10,000,000 over the four (4) year period (i.e., $2,500,000 per year over the next four years). As a result of the refinancing, $6,000,000 of the Company's line of credit borrowings of $8,500,000 that existed as of December 31, 2002 were classified as long-term.

     At December 31, 2003, SPSS had $8,451,000 outstanding under its line of credit with Wells Fargo Foothill, including $2,500,000 classified as current notes payable.

     The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. Due to the restatement, the Company is not in compliance with certain covenants related to timely delivery of financial statements. In addition, the restatement may have rendered some representations and warranties inaccurate and may have caused the Company to fail to satisfy certain covenants. SPSS has obtained all appropriate waivers from Wells Fargo Foothill. See Note 22 of the "Notes to Consolidated Financial Statements" for additional information on the effect of this restatement.

     The Wells Fargo Foothill facility is secured by all of the Company's assets located in the United States.

     ShowCase Corporation, a Minnesota corporation and wholly owned subsidiary of SPSS, and NetGenesis Corp., a Delaware corporation and wholly owned subsidiary of SPSS, have guaranteed the obligations of SPSS under the Loan and Security Agreement. This guaranty is secured by all of the assets of ShowCase and NetGenesis.

     On November 4, 2003, SPSS, through SPSS International B.V., its wholly owned subsidiary, acquired Data Distilleries B.V., a Netherlands-based developer of analytic applications. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, dated as of November 4, 2003, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of the capital stock of Data Distilleries. The aggregate purchase price for all of the issued and outstanding capital stock of Data Distilleries consists of guaranteed and contingent payments. The guaranteed portion of the purchase price was paid at closing and consisted of $1.0 million in cash and 281,830 shares of SPSS common stock valued at $5.31 million for purposes of this transaction. The contingent portion of the purchase price will be paid, if at all, at the end of the first and second years following the closing and may total up to $4.4 million at current approximate exchange rates. The Company's obligation to make the contingent payments will depend on the achievement of certain growth targets for license and maintenance revenues from the Data Distilleries applications. Under the terms of the Stock Purchase Agreement, SPSS was obligated to file a Registration Statement on Form S-3 to register the potential resale of the 281,830 shares issued in this transaction. Because this Annual Report was not timely filed and, therefore, SPSS is not currently eligible to use Form S-3, SPSS has fulfilled its obligations under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder that number of shares of SPSS common stock received by such shareholder in connection with this transaction. SPSS repurchased all of the previously issued shares on this transaction at a total cost of $5.4 million.

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

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of the Company's contractual obligations to make cash payments in future years measured as of December 31, 2003 (in thousands):

                                                LESS THAN                           MORE THAN
                                       TOTAL     1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
                                      -------   ---------   ---------   ---------   ---------
United Kingdom mortgage (See Note
  11)...............................  $   860    $    94     $   225     $  294      $   247
Notes payable (See Note 12).........    8,451      2,500       5,951         --           --
Operating lease obligations (See
  Note 9)...........................   51,976     12,402      17,605      8,993       12,976
Service obligation (See Note 7).....    1,517      1,517          --         --           --
Purchase obligations and other
  commitments.......................       --         --          --         --           --
                                      -------    -------     -------     ------      -------
  TOTAL.............................  $62,804    $16,513     $23,781     $9,287      $13,223
                                      =======    =======     =======     ======      =======

INTERNATIONAL OPERATIONS

     The Company's international operations remained relatively flat in growth from 2001 to 2003. Revenues from international operations decreased from 51% to 49% of total net revenues between 2001 and 2002, and were approximately 51% of total net revenues in 2003. Management believes that, excluding acquisition-related expenses, the overall profitability of the Company's North American and international operations are essentially the same.

     As international revenues increase, SPSS may experience additional foreign currency exchange risk. To mitigate these effects, SPSS from time-to-time hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies) through the use of foreign currency options. SPSS does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income. Accordingly, the Company's reported revenues and net income have been, and in the future may be affected by, the changes in foreign exchange rates, excluding acquisition-related expenses. On December 31, 2003, SPSS did not have any option contracts outstanding.

     During 2003, SPSS generated operating income, on a consolidated basis of $128,000. Of that amount, $1,079,000 of operating income was generated outside of the United States. Of the non-U.S. income, an operating loss of $2,972,000 was generated in EURO nations and operating gain of $4,805,000 was generated in GBP nations. The average exchange rate for the currencies of these countries increased in value to the dollar from 2001 to 2002 by 5.61% and 4.37%, and from 2002 to 2003 by 19.57% and 10.36%, respectively. These increases in average exchange rates affected the Company's operating income on a year-to-year rate comparison by approximately $582,000 for EURO nations and $498,000 for GBP nations.

SUMMARY DISCLOSURES REGARDING RELATED PARTIES

     Through June 1, 2003, SPSS maintained a consulting agreement with Norman H. Nie Consulting L.L.C. whereby SPSS received consulting services on various business related matters. Annual compensation under the agreement was $81,000 plus expenses. Norman Nie is the Chairman of the Board of Directors of SPSS. The agreement contained automatic one-year extensions unless terminated by either party. This agreement was terminated during the second fiscal quarter of 2003.

     On June 1, 2003, SPSS entered into a consulting agreement with Norman H. Nie Consulting L.L.C. whereby SPSS receives consulting services on various business-related matters. Compensation under the agreement is $15,000 per month, plus expenses, for the period from September 2003 through January 2004. After January 2004, annual compensation is $10,000 per month plus expenses. Norman Nie is the Chairman of the Board of Directors of SPSS. The agreement shall continue until one of the parties sends the other party fifteen day notice that it wishes to terminate the agreement.

     As described in Note 7, SPSS purchased LexiQuest in January 2002. Norman Nie was the Chairman of the Board of Directors of LexiQuest and owned less than 1% of LexiQuest common stock at the date of the acquisition.

     As described in Note 7, SPSS purchased netExs in June 2002. Jonathan Otterstatter, the Executive Vice President and Chief Technology Officer of SPSS, was a member of the Board of Managers of netExs. Mr. Otterstatter did not receive and will not receive any remuneration in connection with this transaction.

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

  REVENUE RECOGNITION

     SPSS makes significant judgments related to revenue recognition. For each arrangement, the Company makes significant judgments regarding the fair value of multiple elements contained in its arrangements, if its fees are fixed or determinable, and whether or not the collection of payment is probable. SPSS also makes significant judgments when accounting for concurrent transactions with customers and in its accounting for potential product returns. These judgments and their possible effects on revenue recognition are discussed below.

     SPSS primarily recognizes revenue from the following:

     - Product licenses. SPSS offers (a) annual licenses with maintenance renewable annually, (b) perpetual licenses with both annual and multi-year maintenance, and (c) multi-year licenses with multi-year maintenance;

     - Postcontract customer support ("PCS" or "maintenance") agreements which consist primarily of fees for providing when-and-if-available unspecified software upgrades and technical support over a specified term;

     - Fixed-price service-related arrangements which are primarily comprised of consulting, implementation services and training;

     - Various combinations of the above elements.

     - Distribution partners. The Company licenses third-parties to distribute SPSS products in certain territories internationally or as value-added resellers worldwide. SPSS records license fees from transactions made by such distribution partners when these transactions are reported, and the partners are responsible for providing related maintenance services, including end-user support and software updates. However, SPSS has post contract support (PCS) obligations to the customers of its distribution partners that are implied by its responsibility to provide these partners with updates of SPSS products when and if developed. Because the Company cannot establish vendor specific objective evidence (VSOE) of fair value of these implied maintenance arrangements, the Company recognizes the related license fees ratably over the terms of the arrangements beginning when transactions are reported to the Company by its distribution partners and when all revenue recognition criteria are met. Specific revenue recognition on distributor partner contracts will be defined by the terms of the contract as follows:

     - Where SPSS defines the price for renewal of maintenance and support in the contract, such amount represents vendor specific objective evidence
       (VSOE) of fair value of maintenance and such amount will be deferred and recognized ratably over the life of the support contract.

     - When SPSS provides direct maintenance and support to the end-user, SPSS will defer the estimated fair value of the maintenance and support consistent with direct sales to its customers.

     - When neither of the above conditions exist and SPSS must provide free updates or second tier support to the partner, the revenue from the contract will be deferred and recognized ratably over the life of the contract.

     - Where no maintenance or support of any kind are required by the contract, no revenue will be deferred.

     - When a reseller has a right to return product stock for updated product stock (stock swap), SPSS will account this as a right of return in accordance with FASB Statement 48 and establish a reserve for the estimated amount of the returns.

  Multiple Element Arrangements

     SPSS typically enters into arrangements with customers that include perpetual software licenses, maintenance, and technical support. Some arrangements may also include consulting and training services. Software licenses are sold as site licenses or on a per copy basis. Site licenses give customers the right to copy licensed software on either a limited or unlimited basis during a specified term. Per copy licenses give customers the right to use a single copy of licensed software. The Company makes judgments regarding the fair value of each element in the arrangement and generally accounts for each element separately.

  The Fee is Fixed or Determinable

     SPSS makes judgments at the beginning of an arrangement regarding whether or not the fees are fixed or determinable. The Company's customary payment terms are generally within 30 days after invoice date. Arrangements with payment terms extending beyond 90 days after invoice date are not considered fixed or determinable, in which case revenue is recognized as the fees become due and payable.

  Collection is Probable

     The Company makes judgments at the beginning of an arrangement regarding whether or not collection is probable. Probability of collection is assessed on a case-by-case basis. SPSS typically sells to customer with whom it has a history of successful collections. New customers may be subject to a credit review process to assess their financial position and ability to pay. If it is determined that collection is not probable, then revenue is recognized upon receipt of payment.

  Product Returns

     SPSS estimates potential future product returns based on the analysis of historical return rates and reduce current period revenue accordingly. Actual returns may vary from estimates if a change from historical sales and returns patterns occur or if there are unanticipated changes in competitive or economic conditions that affect actual returns.

  Delivery of Software Products

     Delivery of the Company's products is a prerequisite to the recognition of software license revenue. SPSS considers such delivery complete when the software products have been shipped, the customer has access to license keys, and shipment is confirmed by a third-party shipping agent. If arrangements include an acceptance provision, then revenue is recognized upon the earlier of the receipt of written customer acceptance or, if applicable, the expiration of the acceptance period.

     The Company applies AICPA Statement of Position ("SOP") 97-2 (SOP 97-2), Software Revenue Recognition, and related interpretations and amendments which specifies the criteria that must be met prior to SPSS recognizing revenues from software sales.

     SPSS reviews revenue recognition based upon the contract type or combination of contract types and assesses individual events and changes in circumstances that could modify recognition of revenue in accordance with SOP 97-2 and related interpretations and amendments. The Company's customary terms are FOB shipping point. SPSS estimates and records provisions for revenue returns and allowances in the period the related products are sold based upon historical experience. To the extent actual results differ from the estimated amounts, results could be adversely affected. See Note 1 for additional information regarding Revenue Recognition.

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

     SPSS applies SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During 2001, 2002 and 2003, SPSS capitalized $2,024,000, $5,541,000 and $1,109,000, respectively, and amortized $438,000, $461,000 and $607,000, respectively, of internal-use computer software.

  ACCOUNTS RECEIVABLE

     The management of SPSS must make estimates of accounts receivable that will not be collected. SPSS performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness, as determined by the Company's review of their current credit information.

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     SPSS assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, goodwill must be assessed on at least an annual basis. Factors SPSS considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business and significant negative industry or economic trends.

     When SPSS determines that the carrying value of amortizable intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, SPSS would use an estimate of undiscounted future cash flows that the asset is expected to generate to measure whether the asset is recoverable over its estimated useful life. If estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. To the extent actual business values or cash flows differ from those estimated amounts, the recoverability of those long-lived assets could be affected.

  INCOME TAXES

     SPSS recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While SPSS has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should SPSS ascertain in the future that it is more likely than not that deferred tax assets will be realized in excess of the net deferred tax assets, all or a portion of the $1,814,000 valuation allowance as of December 31, 2003 would be reversed as a benefit to the provision for income taxes in the period such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections.SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement require that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements 5,57, and 107 and a rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In November 2002, the FASB reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (the Issue). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of this Issue did not have a material effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 (SFAS 148), Accounting for Stock-based Compensation -- Transition and Disclosure, an Amendment to FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

     In December 2003, the FASB issued Interpretation No. 46R (revised December
2003), Consolidation of Variable Interest Entities (FIN 46R or the Interpretation), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was issued in January 2003. The Interpretation is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46R requires "variable interest entities" as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity's primary beneficiary. The Interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003. The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of FIN 46R to have a material impact on its financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new Statement amends Statement 133 for decisions made: 1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133; 2) in connection with other Board projects dealing with financial instruments; and 3) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contain financing components. The statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The implementation of SFAS No. 149 did not have a material impact on the Company's consolidated financial position and results of operations as of and for the year ended December 31, 2003.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The implementation of SFAS No. 150 on July 1, 2003 resulted in the Company reclassifying certain common stock subject to repurchase as permanent equity and certain liabilities related to put obligations for the common stock to liabilities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     SPSS has been named as a defendant in a lawsuit filed on or about May 14, 2004 in the United States District Court for the Northern District of Illinois, under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04C3427. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint seeks to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. Neither SPSS nor the individual defendants have responded to the complaint as of the date of this filing. SPSS and the other defendants believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint. Nevertheless, the lawsuit could require significant management time and attention and could result in significant legal expenses. An unfavorable outcome could have a material effect on the Company's business, financial condition, results of operations and cash flows.

     SPSS received notification from The Nasdaq Stock market that our securities may be delisted if it is unable to comply with certain filing deadlines, which delisting could materially and adversely affect the liquidity and trading price of its common stock.

     On April 1, 2004, SPSS received a Nasdaq Staff Determination relating to the Company's failure to file its Annual Report on Form 10-K for fiscal year 2003 with the SEC on or before the March 30, 2004 filing deadline. On June 7, 2004, SPSS received an additional notice from the Nasdaq indicating its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 with the SEC on or before the May 10, 2004 filing deadline. These notices informed the Company that it had failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that its common stock is, therefore, subject to delisting from the Nasdaq National Market. Since the date of these notices, the Company has received correspondence from the Nasdaq granting SPSS extensions of time to file its periodic reports. On July 28, 2004, the Company was informed by Nasdaq that its securities will be delisted effective at the open of business on August 2, 2004. Because SPSS has filed its required financial statements prior to that date, SPSS has asked Nasdaq to reconsider and rescind the order directing the delisting of the Company's common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at either the prime rate or the Eurodollar rate. As of December 31, 2003, the Company had $8,451,000 outstanding under this borrowing arrangement. A 100 basis point increase in interest rates would result in an additional $85,000 of annual interest expense, assuming the same level of borrowing.

     The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage its exposure to fluctuations to currency exchange rates, the Company may enter into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the dollar by 10 percent from levels at December 31, 2003, the reported cash balance would decrease $2.5 million, or 6.6 percent, and net assets would decrease $1.7 million, or 1.2 percent The effect on revenues would also be expected to have a material adverse effect on the Company's financial results. On December 31, 2003, the Company did not have any option contracts outstanding.

     Historically, the Company's derivative instruments did not qualify for hedge accounting treatment under FAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments were recognized in income in each financial reporting period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SPSS INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....   41
Consolidated Balance Sheets as of December 31, 2002 (As
  restated) and 2003........................................   42
Consolidated Statements of Operations for the years ended
  December 31, 2001 (As restated), 2002 (As restated) and
  2003......................................................   43
Consolidated Statements of Comprehensive Income (Loss) for
  the years ended December 31, 2001 (As restated), 2002 (As
  restated) and 2003........................................   44
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001 (As restated), 2002 (As
  restated) and 2003........................................   45
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 (As restated), 2002 (As restated) and
  2003......................................................   46
Notes to Consolidated Financial Statements..................   47
Consolidated Financial Statement Schedule:
Schedule II Valuation and qualifying accounts...............   86

     Schedules not filed:

All schedules other than that indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SPSS Inc.:

     We have audited the accompanying consolidated balance sheets of SPSS Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2003 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPSS Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 22 to the consolidated financial statements, the Company has restated its financial statements as of and for each of the years in the two-year period ended December 31, 2002. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and, effective July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

/s/ KPMG LLP

Chicago, Illinois
July 23, 2004

                           SPSS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2002            2003
                                                              -------------   ------------
                                                              (AS RESTATED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 14,490        $ 36,101
  Accounts receivable, net of allowances $5,129 in 2002 and
     $3,635 in 2003.........................................      49,443          49,317
  Inventories, net..........................................       2,682           1,444
  Deferred income taxes.....................................      14,443          14,023
  Prepaid income taxes......................................          --           3,996
  Other current assets......................................       8,315           7,931
                                                                --------        --------
     Total current assets...................................      89,373         112,812
                                                                --------        --------
Net property, equipment and leasehold improvements..........      37,467          27,771
Restricted cash.............................................       1,594             190
Capitalized software development costs, net of accumulated
  amortization..............................................      26,672          26,826
Goodwill....................................................      37,807          44,020
Intangibles, net............................................       2,085           3,380
Deferred income taxes.......................................      12,846          11,375
Other noncurrent assets.....................................       5,775           2,633
                                                                --------        --------
                                                                $213,619        $229,007
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable.............................................    $  2,500        $  2,500
  Accounts payable..........................................      11,646           7,169
  Income taxes payable......................................       4,590           2,863
  Deferred revenues.........................................      52,765          59,379
  Other accrued liabilities.................................      27,048          24,600
                                                                --------        --------
     Total current liabilities..............................      98,549          96,511
                                                                --------        --------
Noncurrent deferred income taxes............................          --             632
Noncurrent notes payable....................................       6,000           5,951
Other noncurrent liabilities................................         781             853

Common stock subject to repurchase..........................       6,296           5,421
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 17,214,515 and 17,257,871 shares issued and
     outstanding in 2002 and 2003, respectively.............         172             173
  Additional paid-in capital................................     139,391         148,202
  Deferred compensation.....................................        (625)           (385)
  Accumulated other comprehensive loss......................      (5,856)         (6,576)
  Accumulated deficit.......................................     (31,089)        (21,775)
                                                                --------        --------
     Total stockholders' equity.............................     101,993         119,639
                                                                --------        --------
                                                                $213,619        $229,007
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                 2001            2002         2003
                                                             -------------   -------------   -------
                                                             (AS RESTATED)   (AS RESTATED)
Net revenues:
  License..................................................    $ 90,007        $ 93,063      $91,473
  Maintenance..............................................      59,352          81,481       83,557
  Services.................................................      24,696          33,936       33,337
                                                               --------        --------      -------
Net revenues...............................................     174,055         208,480      208,367
Operating expenses:
  Cost of license and maintenance revenues.................      17,155          17,696       14,359
  Cost of license and maintenance revenues -- software
     write-off.............................................       3,637           5,928        1,961
  Sales, marketing and services (Note 21)..................     114,402         130,303      123,454
  Research and development.................................      32,305          41,624       44,167
  General and administrative...............................      11,684          17,163       17,773
  Provision for doubtful accounts..........................       2,372             869          421
  Special general and administrative charges...............      14,739           9,037        6,104
  Merger-related...........................................       9,081           2,260           --
  Illumitek shut-down charges..............................          --             518           --
  Acquired in-process technology...........................       2,288             150           --
                                                               --------        --------      -------
Operating expenses.........................................     207,663         225,548      208,239
                                                               --------        --------      -------
Operating income (loss)....................................     (33,608)        (17,068)         128
                                                               --------        --------      -------
Other income (expense):
  Net interest and investment expense......................        (204)            (63)         (42)
  Gain on divestiture of Sigma-series product line.........          --              --        8,577
  Other....................................................      (1,121)            752        1,798
                                                               --------        --------      -------
Other income (expense).....................................      (1,325)            689       10,333
                                                               --------        --------      -------
Income (loss) before income taxes and minority interest....     (34,933)        (16,379)      10,461
Income tax expense (benefit)...............................      (8,177)            878        1,147
                                                               --------        --------      -------
Income (loss) before minority interest.....................     (26,756)        (17,257)       9,314
Minority interest..........................................         360             497           --
                                                               --------        --------      -------
Net income (loss)..........................................    $(26,396)       $(16,760)     $ 9,314
                                                               ========        ========      =======
Basic net income (loss) per share..........................    $  (1.90)       $  (0.99)     $  0.54
                                                               ========        ========      =======
Diluted net income (loss) per share........................    $  (1.90)       $  (0.99)     $  0.53
                                                               ========        ========      =======
Shares used in computing basic net income (loss) per
  share....................................................      13,927          16,887       17,351
                                                               ========        ========      =======
Shares used in computing diluted net income (loss) per
  share....................................................      13,927          16,887       17,562
                                                               ========        ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                          2001            2002         2003
                                                      -------------   -------------   ------
                                                      (AS RESTATED)   (AS RESTATED)
Net income (loss)...................................    $(26,396)       $(16,760)     $9,314
Other comprehensive income (loss):
  Foreign currency translation adjustment...........      (4,368)          2,128        (720)
  Unrealized holding gain on marketable securities,
     net of tax.....................................         165              11          --
                                                        --------        --------      ------
Comprehensive income (loss).........................    $(30,599)       $(14,621)     $8,594
                                                        ========        ========      ======

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  2001            2002          2003
                                                              -------------   -------------   --------
                                                              (AS RESTATED)   (AS RESTATED)
Common stock, $.01 par value:
  Balance at beginning of period............................    $    136        $    167      $    172
  Sale of 28,832, 33,818 and 31,054 shares of common stock
    to the Employee Stock Purchase Plans in 2001, 2002 and
    2003, respectively......................................          --              --            --
  Net proceeds from sale of 300,300 shares of common stock
    to Siebel Systems, Inc..................................           3              --            --
  Issuance of 2,294,065 shares of common stock for the
    purchase of NetGenesis Corp.............................          23              --            --
  Exercise of stock options and other.......................           5               5             1
                                                                --------        --------      --------
  Balance at end of period..................................         167             172           173
                                                                --------        --------      --------
Additional paid-in capital:
  Balance at beginning of period............................      86,960         137,654       139,391
  Sale of 28,832, 33,818 and 31,054 shares of common stock
    to the Employee Stock Purchase Plans in 2001, 2002 and
    2003, respectively......................................         512             521           396
  Net proceeds from sale of 300,300 shares of common stock
    to Siebel Systems, Inc..................................       4,997              --            --
  Reclassification of 158,228 shares of common stock issued
    to AOL from mezzanine equity............................          --              --         3,296
  Issuance of 291,828 shares of common stock to AOL for
    survey services.........................................          --              --         3,000
  Issuance of 2,294,065 shares of common stock for the
    purchase of NetGenesis Corp.............................      39,308              --            --
  Replacement options for acquisition.......................       2,800              --            --
  Options issued to consultant..............................         564             397            --
  Exercise of stock options and other.......................       1,961             669         1,810
  Income tax benefit related to stock options...............         552             150           309
                                                                --------        --------      --------
  Balance at end of period..................................     137,654         139,391       148,202
                                                                --------        --------      --------
Accumulated other comprehensive income (loss):
  Balance at beginning of period............................      (3,792)         (7,995)       (5,856)
  Foreign currency translation adjustment...................      (4,368)          2,128          (720)
  Unrealized holding gain on marketable securities, net of
    tax.....................................................         165              11            --
                                                                --------        --------      --------
  Balance at end of period..................................      (7,995)         (5,856)       (6,576)
                                                                --------        --------      --------
Deferred compensation:
  Balance at beginning of period............................        (338)           (435)         (625)
  Amortization of deferred compensation.....................         467             207           240
  Options issued to consultant..............................        (564)           (397)           --
                                                                --------        --------      --------
  Balance at end of period..................................        (435)           (625)         (385)
                                                                --------        --------      --------
Retained earnings (accumulated deficit):
  Balance at beginning of period (As reported)..............      15,550
  Balance at beginning of period (As restated, 2002 and
    2003)...................................................                     (14,329)      (31,089)
  Effect of restatement.....................................      (3,483)             --            --
  Net income (loss).........................................     (26,396)        (16,760)        9,314
                                                                --------        --------      --------
  Balance at end of period..................................     (14,329)        (31,089)      (21,775)
                                                                --------        --------      --------
Total stockholders' equity..................................    $115,062        $101,993      $119,639
                                                                ========        ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                  2001            2002         2003
                                                              -------------   -------------   -------
                                                              (AS RESTATED)   (AS RESTATED)
Cash flows from operating activities:
  Net income (loss).........................................    $ (26,396)      $(16,760)     $ 9,314
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization...........................       13,789         14,350       15,791
    Deferred income taxes...................................      (11,340)        (5,765)       1,891
    Gain on sale of product line............................           --             --       (8,577)
    Write-off of acquired in-process technology.............        2,288            150           --
    Write-off of software to cost of revenues...............        3,637          5,751        2,147
    Write-off of internal use software and acquired
      technology............................................        4,160             --        4,447
    Concurrent purchase and sale of software................       (2,680)           (42)          --
    Noncash survey services expense.........................          562          2,250        1,312
    Write-down of cost-basis investment.....................        1,233             --           --
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Accounts receivable...................................       23,085          1,296        3,396
      Inventories...........................................          812            458          726
      Prepaid and other assets..............................        1,735         (1,976)       3,423
      Restricted cash.......................................       (2,080)           486        1,404
      Accounts payable......................................         (563)         1,578       (5,292)
      Accrued expenses......................................        2,846         (2,757)      (7,484)
      Income taxes..........................................       (4,580)         5,717       (6,755)
      Deferred revenue......................................        4,533         (1,884)       5,872
  Other, net................................................        2,654         (3,981)         444
                                                                ---------       --------      -------
Net cash provided by (used in) operating activities.........       13,695         (1,129)      22,059
                                                                ---------       --------      -------
Cash flows from investing activities:
  Capital expenditures, net.................................      (14,743)       (12,859)      (2,573)
  Purchase of marketable securities.........................     (116,764)            --           --
  Proceeds from maturities and sale of marketable
    securities..............................................      127,620          9,792           --
  Capitalized software development costs....................      (18,592)       (11,069)      (9,610)
  Consideration for AOL transaction.........................       (1,000)            --           --
  Consideration for acquisitions............................       (2,827)        (3,500)      (1,000)
  Proceeds from the divestiture of Sigma-series product
    line....................................................           --             --        9,000
  Cash received in merger with NetGenesis...................       13,908             --           --
  Illumitek cash upon consolidation.........................          153             --           --
  Other investing activities................................           --            498           --
                                                                ---------       --------      -------
Net cash used in investing activities.......................      (12,245)       (17,138)      (4,183)
                                                                ---------       --------      -------
Cash flows from financing activities:
  Net (repayments) borrowings under line-of-credit
    agreements..............................................      (14,825)         7,325          (49)
  Proceeds from issuance of common stock....................        7,287          1,682        2,357
                                                                ---------       --------      -------
Net cash (used in) provided by financing activities.........       (7,538)         9,007        2,308
                                                                ---------       --------      -------
Effect of exchange rates on cash............................         (399)         2,350        1,427
                                                                ---------       --------      -------
Net change in cash and cash equivalents.....................       (6,487)        (6,910)      21,611
Cash and cash equivalents at beginning of period............       27,887         21,400       14,490
                                                                ---------       --------      -------
Cash and cash equivalents at end of period..................    $  21,400       $ 14,490      $36,101
                                                                =========       ========      =======
Supplemental disclosures of cash flow information:
  Interest paid.............................................    $   1,063       $    583      $   801
  Income taxes paid.........................................        9,363          6,069        7,478
  Cash received from income tax refunds.....................          234          3,548        3,139
  Supplemental disclosures of noncash investing activities:
    Issuance of common stock for acquisitions...............       42,331             --        5,311
    Issuance of common stock for AOL services...............           --          3,000           --
    Receipt of note receivable in divestiture of
      Sigma-series product line.............................           --             --       (3,000)

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS

     SPSS Inc., a Delaware corporation ("SPSS" or the "Company"), was incorporated in Illinois in 1975 under the name SPSS, Inc. and was reincorporated in Delaware in May 1993 under the name "SPSS Inc." SPSS is a global provider of predictive analytics technology and services.

     The Company's offerings use predictive analytics to connect data to effective action by drawing reliable conclusions about current conditions and future events. Predictive analytics leverages an organization's business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques can lead to improved business processes that increase revenues, reduce costs, and prevent fraudulent activities.

     Effective in the first quarter of 2003, SPSS began reporting revenues in three categories used by most enterprise software companies:

     - License fees, representing new sales of the Company's tools, applications, and components on a perpetual, annual, or ASP (applications services provider) basis;

     - Maintenance, representing recurring revenues recognized by the Company from renewals of maintenance agreements associated with perpetual licenses or renewals of annual licenses; and

     - Services, representing revenues recognized from professional services engagements, training, and other activities such as publication sales and providing respondents to online surveys.

     SPSS has reclassified prior period revenue to conform to this new reporting classification.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of SPSS Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. In addition, the consolidated financial statements include the operating results of Illumitek, Inc., a 50% owned joint venture, from October 1, 2001 through date of liquidation (see Note 8).

     The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates during the period. The gains or losses resulting from such translation are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in "other income and expense" in the consolidated statements of operations.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation in the financial statements include revenue recognition, capitalization of software development costs, impairment of long-lived assets, credit losses on accounts receivable, income taxes, contingencies and litigation.

                           SPSS INC. AND SUBSIDIARIES

  REVENUE RECOGNITION

     The Company applies AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, which establishes the criteria that must be met prior to SPSS recognizing revenues from software sales.

     The Company's policy is to record revenue only when these criteria are met:

          (1) Persuasive evidence of an arrangement exists -- SPSS and the customer have executed a written agreement, contract or other evidence of an arrangement.

          (2) Delivery has occurred -- Product has been shipped or delivered to customer, depending on the applicable terms. The Company's standard contract does not contain acceptance clauses. In the event that SPSS modifies the terms of its standard contract to provide that final delivery is contingent upon the customer accepting the applicable product, SPSS does not recognize revenue for that product until the customer has accepted the product.

          (3) The vendor's fee is fixed or determinable -- The arrangement indicates the price of the license and the number of users, and the related payment terms are within one year of delivery of the software.

          (4) Collectibility is probable -- SPSS sells to customers it deems creditworthy. Standard terms for payment are 30 days. SPSS periodically extends payment terms to three to six months, but does not extend payment terms past one year. Any terms beyond standard are generally still collectible and are generally offered in larger transactions with more creditworthy customers.

     SPSS primarily recognizes revenue from product licenses, net of an allowance for estimated returns and cancellations, at the time the software is shipped. Revenue from certain product license agreements is recognized upon contract execution, product delivery, and customer acceptance.

     The Company's customary terms are FOB shipping point. SPSS estimates and records provisions for revenue returns and allowances in the period the related products are sold, based upon historical experience.

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

     Distribution partners: The Company licenses third-parties to distribute SPSS products in certain territories internationally or as value-added resellers worldwide. SPSS records license fees from transactions made by such distribution partners when these transactions are reported, and the partners are responsible for providing related maintenance services, including end-user support and software updates. However, SPSS has post contract support (PCS) obligations to the customers of its distribution partners that are implied by its responsibility to provide these partners with updates of SPSS products when and if developed. Because the Company cannot establish vendor specific objective evidence (VSOE) of fair value of these implied maintenance arrangements, the Company recognizes the related license fees ratably over the terms of the arrangements beginning when transactions are reported to the Company by its distribution partners and when all revenue recognition criteria are met. Specific revenue recognition on distributor partner contracts will be defined by the terms of the contract as follows:

     - Where SPSS defines the price for renewal of maintenance and support in the contract, such amount represents vendor specific objective evidence
       (VSOE) of fair value of maintenance and such amount will be deferred and recognized ratably over the life of the support contract.

                           SPSS INC. AND SUBSIDIARIES

     - When SPSS provides direct maintenance and support to the end-user, SPSS will defer the estimated fair value of the maintenance and support consistent with direct sales to its customers.

     - When neither of the above conditions exist and SPSS must provide free updates or second tier support to the partner, the revenue from the contract will be deferred and recognized ratably over the life of the contract.

     - Where no maintenance or support of any kind are required by the contract, no revenue will be deferred.

     - When a reseller has a right to return product stock for updated product stock (stock swap), SPSS will account this as a right of return in accordance with FASB Statement 48 and establish a reserve for the estimated amount of the returns.

     Revenues from fixed-price contracts are recognized using the percentage-of-completion method, under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, of contract accounting as services are performed to develop, customize and install the Company's software products. The percentage completed is measured by the percentage of labor hours incurred to date in relation to estimated total labor hours for each contract. Management considers labor hours to be the best available measure of progress on these contracts.

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

     Revenues from professional services are comprised of consulting, implementation services and training. Consulting services are generally sold on a time-and-materials basis and include services to assist in new implementations or configure existing applications to vertical industry and customer requirements. SPSS consultants also help organizations to develop plans that align analytical efforts with organizational goals, assist with the collection and structuring of data for analysis, and facilitate the building of predictive analytical models. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e., the services do not involve significant production,

                           SPSS INC. AND SUBSIDIARIES
modification or customization of the software or building complex interfaces) of any other element of the transaction. Revenues for professional services and training are recognized when the services are performed.

     SPSS offers: (a) annual licenses with maintenance renewable annually, (b) perpetual licenses with both annual and multi-year maintenance, and (c) multi-year licenses with multi-year maintenance. Vendor-specific objective evidence of fair value of maintenance does not exist for annual licenses with one year of maintenance. For perpetual license arrangements with one year of maintenance, vendor-specific objective evidence of fair value is established based on the stated renewal rate of maintenance (which is a set percentage of the total contract price, in accordance with AICPA Technical Practice Aid (TPA) 5100.55, Fair Value of PCS with a Consistent Renewal Percentage, But Varying Dollar Amounts, and Software Revenue Recognition). Vendor-specific objective evidence of fair value of maintenance is not determinable for perpetual and multi-year arrangements with multi-year maintenance in certain countries where SPSS operates.

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

     For each type of license, postcontract customer support (maintenance) is offered. Under perpetual licenses, it is the customer's option to renew maintenance each year. Under an annual license, the customer must renew the license and maintenance to continue to use the software. In both cases, SPSS contacts the customer two months before the scheduled renewal date to determine the customer's renewal intentions. If the customer indicates that it intends to renew the license, the Company will issue a new invoice. In some cases, customers ultimately cancel a license even though they initially indicated a willingness to renew. These cancellations are tracked in a 12-month rolling average to determine the cancellation percentage that SPSS will accrue as its cancellation allowance.

     During 2001, the Company concurrently purchased software licenses from and sold software licenses to several customers. SPSS uses the purchased technology internally and had the ability to determine the fair value of the licenses sold. The Company recorded revenues of $2,680 during 2001 related to these sales. In 2002, SPSS concurrently sold software to and purchased software from one customer. The Company recorded revenues of $42 in 2002 related to this sale and the purchased software was to be sold in the ordinary course of business and was recorded at its carryover basis. SPSS did not enter into any concurrent purchases of software licenses in 2003.

 ADVERTISING EXPENSES

     Advertising expenses are charged to operations during the year in which they are incurred. The total amount of advertising expenses charged to operations was $2,565, $2,605 and $2,575 for the years ended December 31, 2001, 2002 and 2003, respectively.

 EARNINGS PER SHARE

     Earnings per common share (EPS) are computed by dividing net income (loss) by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of contingently issuable shares and stock options, which have been

                           SPSS INC. AND SUBSIDIARIES
included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows:

                                                              2001     2002     2003
                                                             ------   ------   ------
Basic weighted average common shares outstanding...........  13,927   16,887   17,351
Dilutive effect of stock options and contingently issuable
  shares...................................................      --       --      211
                                                             ------   ------   ------
Diluted weighted average common shares outstanding.........  13,927   16,887   17,562
                                                             ======   ======   ======

     Had SPSS recorded net income during 2001 and 2002, 201 and 37 stock options and contingently issuable shares would have been included in the calculation of diluted weighted-average common shares outstanding, respectively. Anti-dilutive shares not included in the diluted EPS calculation for 2001, 2002 and 2003 were 1,124, 1,751, and 1,411, respectively.

  DEPRECIATION AND AMORTIZATION

     Depreciation is recorded using the straight-line method. The estimated useful lives used in the computation of depreciation of tangible assets are as follows:

Buildings................................  30 years
Furniture and office equipment...........  3-8 years
Computer equipment and software..........  3-5 years
Leasehold improvements...................  3-15 years or lease term if shorter

     Capitalized software costs are amortized on a straight-line method over three to five years based upon the expected life of each product. The straight-line method is utilized as it results in amortization expense of at least the amount that would be provided by the ratio of annual product revenue to total product revenue over the remaining useful life of the products. Identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. Goodwill was previously amortized over a period of 10 to 15 years for periods prior to 2002 (see Note 5).

 SOFTWARE DEVELOPMENT COSTS

     Software development costs incurred by SPSS in connection with the Company's long-term development projects are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SPSS has not capitalized software development costs relating to development projects where the net realizable value is of short duration, as the effect would be immaterial. Product enhancement costs are capitalized when technological feasibility has been established. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value. See additional discussion at Note 4.

     SPSS applies Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred.

 STOCK OPTION PLANS

     The Company maintains one active stock incentive plan that is flexible and allows various forms of equity incentives to be issued under it. See Note 17 for additional information regarding this plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board

                           SPSS INC. AND SUBSIDIARIES

Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. In prior years, the Company has recognized compensation cost for restricted stock and restricted stock units issued to employees. No compensation is recognized for stock option grants to employees. All options granted under the Company plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net income (loss) as reported.

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         2001            2002
                                                     (AS RESTATED)   (AS RESTATED)    2003
                                                     -------------   -------------   -------
Net income (loss), as reported.....................    $(26,396)       $(16,760)     $ 9,314
Add:
  Stock-based employee compensation cost, net of
     related tax, included in net income (loss), as
     reported......................................         295             127          147
Deduct:
  Total stock-based employee compensation expense
     determined under the fair value based method
     for all awards, net of related taxes..........      (3,155)         (4,981)      (5,092)
                                                       --------        --------      -------
Pro forma net income (loss)........................    $(29,256)       $(21,614)     $ 4,369
                                                       ========        ========      =======
Income (loss) per share:
  Basic -- as reported.............................    $  (1.90)       $  (0.99)     $  0.54
  Basic -- pro forma...............................    $  (2.10)       $  (1.28)     $  0.25
  Diluted -- as reported...........................    $  (1.90)       $  (0.99)     $  0.53
  Diluted -- pro forma.............................    $  (2.10)       $  (1.28)     $  0.25

     Under the stock option plans, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2002 and 2003, respectively: no expected dividend yield; expected volatility of 37 percent in 2001, 37 percent in 2002 and 39 percent in 2003; risk-free interest rates ranging from 4.56%-5.27%, 3.72%-5.20% and 3.53%-4.49%, respectively, and expected lives of 4-8 years.

     The weighted average fair value of options granted during 2001, 2002, and 2003 was $9.60, $8.10 and $7.67, respectively.

 GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent customer relationships and trademarks acquired in business combinations. In January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As result, the Company no longer amortizes goodwill but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may

                           SPSS INC. AND SUBSIDIARIES
not be recoverable. Identifiable intangibles are amortized over a seven to ten year period using the straight-line method. See additional discussion at Note 5 and Note 7.

 CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of three months or less.

 INVENTORIES

     Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

 PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost.

 RESTRICTED CASH

     Restricted cash consists of deposits held at major financial institutions as collateral for letters of credit that secure the Company's office leases and leases of certain of the Company's fixed assets.

 IMPAIRMENT OF GOODWILL

     SPSS reviews its goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company the perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of an asset may be below its carrying amount. SPSS completed this test in the fourth quarter of 2002 and 2003 and no impairment loss was recognized upon completion of these tests.

 LONG-LIVED ASSETS

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated. Factors leading to impairment include a combination of significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business and significant negative industry or economic trends. The assessment of recoverability is based on management's estimate. Impairment is measured by comparing the carrying value to the estimated and undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.

 RECLASSIFICATIONS

     Where appropriate, some items relating to the prior years have been reclassified to conform to the presentation in the current year.

 INCOME TAXES

     SPSS applies the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

                           SPSS INC. AND SUBSIDIARIES
settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical
Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 was applicable beginning January 1, 2003. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement require that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements 5, 57, and 107 and a rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In November 2002, the FASB reached a consensus on EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (the Issue). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple

                           SPSS INC. AND SUBSIDIARIES
deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of this Issue did not have a material effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation -- Transition and Disclosure, an Amendment to FASB Statement No.
123. This Statement amends SFAS No. 123, Accounting for Stock-based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company decided not to change to the fair value method of accounting. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In December 2003, the FASB issued Interpretation No. 46R (revised December
2003), Consolidation of Variable Interest Entities (FIN 46R or the Interpretation), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was issued in January 2003. The Interpretation is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46R requires "variable interest entities" as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity's primary beneficiary. The Interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003. The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of FIN 46R to have a material impact on its financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new Statement amends Statement 133 for decisions made: 1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133; 2) in connection with other Board projects dealing with financial instruments; and 3) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contain financing components. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The implementation of SFAS No. 149 did not have a material impact on the Company's consolidated financial position and results of operations as of and for the year ended December 31, 2003.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than

                           SPSS INC. AND SUBSIDIARIES
as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The implementation of SFAS No. 150 applies to the Company's October 22, 2001 agreement with America Online, Inc., and its November 4, 2003 agreement with Data Distilleries B.V. Both agreements included clauses relating to puttable share options that have resulted in the presentation of this "Common Stock Subject to Repurchase" as temporary shareholders' equity on the consolidated balance sheet. See Note 7.

(2) DOMESTIC AND FOREIGN OPERATIONS

     The net assets, net revenues and net income of international subsidiaries as of and for the years ended December 31, 2001, 2002 and 2003 included in the consolidated financial statements are summarized as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2001       2002       2003
                                                        -------   --------   --------
Working capital.......................................  $22,653   $ 11,415   $  1,413
                                                        =======   ========   ========
Excess of noncurrent assets over noncurrent
  liabilities.........................................  $ 8,337   $  9,207   $ 17,071
                                                        =======   ========   ========
Net revenues..........................................  $88,064   $102,820   $105,883
                                                        =======   ========   ========
Net income............................................  $ 9,531   $ 22,614   $ 21,179
                                                        =======   ========   ========

     Net revenues per geographic region, attributed to countries based upon point of sale, are summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                        2001            2002          2003
                                                    -------------   -------------   --------
                                                    (AS RESTATED)   (AS RESTATED)
United States.....................................    $ 85,991        $106,020      $102,484
                                                      --------        --------      --------
United Kingdom....................................      25,938          30,429        28,584
The Netherlands...................................      14,524          15,289        18,982
Japan.............................................      14,919          16,126        18,608
Germany...........................................      10,623          10,613        10,830
France............................................       6,417           9,808         8,994
Other.............................................      15,643          20,555        19,885
                                                      --------        --------      --------
Total International...............................      88,064         102,820       105,883
                                                      --------        --------      --------
  Total revenues..................................    $174,055        $208,480      $208,367
                                                      ========        ========      ========

                           SPSS INC. AND SUBSIDIARIES

     Long-lived assets, excluding restricted cash and long-term deferred tax assets, per geographic region are summarized as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                  2002          2003
                                                              -------------   --------
                                                              (AS RESTATED)
United States...............................................    $ 99,771      $ 86,709
                                                                --------      --------
United Kingdom..............................................       6,074         1,118
The Netherlands.............................................          91        12,301
Japan.......................................................       1,623         1,740
Germany.....................................................         329           226
France......................................................         551           607
Other.......................................................       1,367         1,929
                                                                --------      --------
Total International.........................................      10,035        17,921
                                                                --------      --------
  Total long-lived assets...................................    $109,806      $104,630
                                                                ========      ========

(3) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following at December 31:

                                                                  2002          2003
                                                              -------------   --------
                                                              (AS RESTATED)
Land and building...........................................    $  2,594      $  2,889
Furniture, fixtures, and office equipment...................      15,375        15,667
Computer equipment and software.............................      65,877        63,665
Leasehold improvements......................................      13,144        13,192
                                                                --------      --------
Balance, cost -- end of year................................      96,990        95,413
Less accumulated depreciation and amortization..............     (59,523)      (67,642)
                                                                --------      --------
Balance, net -- end of year.................................    $ 37,467      $ 27,771
                                                                ========      ========

     During 2001, 2002 and 2003, SPSS capitalized $2,024, $5,541 and $1,109, respectively, and amortized $438, $461 and $607, respectively, of internal-use computer software.

     SPSS purchased Siebel technology in June 2001 as part of its effort to replace current systems for sales force automation and technical support. An important consideration in this purchase was the designation by Siebel of SPSS as a Strategic Software Partner in the Siebel Alliance Program. During 2003, SPSS terminated its Siebel CRM implementation due to difficulties with the architecture of the Siebel technology, its high projected costs of implementation and ownership, and the termination in October 2003 of the strategic partnership. As a result, the Company in December 2003 wrote off approximately $4,447 of internal use computer software related to the termination of its Siebel CRM implementation. SPSS is currently implementing sales force automation software provided by Salesforce.com.

                           SPSS INC. AND SUBSIDIARIES

(4) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

     Activity in capitalized software is summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                  2002         2003
                                                              -------------   -------
                                                              (AS RESTATED)
Balance, net -- beginning of year...........................     $27,724      $26,672
Additions...................................................      10,162        8,874
Acquisitions................................................          --          698
Product translations........................................         907          736
Write-down to net realizable value recorded in cost of
  license and maintenance revenues -- software write-offs...      (5,928)      (1,961)
Write-down to net realizable value due to acquisition.......          --         (589)
Write-down to net realizable value, other...................        (561)          (4)
Amortization expense charged to cost of license and
  maintenance revenues......................................      (5,632)      (7,600)
                                                                 -------      -------
Balance, net -- end of year.................................     $26,672      $26,826
                                                                 =======      =======

     The components of net capitalized software are summarized as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                  2002          2003
                                                              -------------   --------
                                                              (AS RESTATED)
Product translations........................................    $  7,093      $  7,829
Acquired software technology................................      12,832        13,844
Capitalized software development costs......................      26,079        32,085
                                                                --------      --------
Balance, cost -- end of year................................      46,004        53,758
Accumulated amortization....................................     (19,332)      (26,932)
                                                                --------      --------
Balance, net -- end of year.................................    $ 26,672      $ 26,826
                                                                ========      ========

     Total software development expenditures, including amounts expensed as incurred, amounted to approximately $50,847, $52,693, and $53,777 for the years ended December 31, 2001, 2002 and 2003, respectively.

     Included in acquired software technology at December 31, 2002 and 2003 is $1,916 and $1,368, respectively, of technology, net of accumulated amortization, resulting from the merger with NetGenesis Corp. and the acquisition of AOL/DMS technology (see Note 7) and the investment in Illumitek (see Note 8). The AOL/DMS and Illumitek technologies, net of accumulated amortization, were written off in 2002. The amounts written off were $1,600 and $784, respectively. The technology acquired in the AOL transaction was written off as it was replaced with SPSS software. Also included in acquired software technology at December 31, 2002 and 2003 is $864 and $661, respectively, of technology resulting from the purchase of LexiQuest and netExs, both of which occurred in 2002 (see Note 7).

     During 2003, the Company wrote off $1,965 of net capitalized software technology to net realizable value. Additionally, the Company wrote off $589 of net capitalized software technology made redundant with the acquisition of Data Distilleries, B.V.

                           SPSS INC. AND SUBSIDIARIES

(5) GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Based on an analysis of economic characteristics and how its is operated, SPSS concluded it has a single reporting unit. The Company determined that no transitional impairment loss was required at January 1, 2002. The Company's policy is to conduct an impairment test under SFAS No. 142 at December 31 of each year or when other impairment indicators are present. As of December 31, 2002 and 2003, SPSS determined that no impairment loss was required.

     Intangible asset data are as follows:

                                                                      DECEMBER 31,
                                                 -------------------------------------------------------
                                                             2002                         2003
                                                 -----------------------------   -----------------------
                                                     GROSS                        GROSS
                                                   CARRYING       ACCUMULATED    CARRYING   ACCUMULATED
                                                    AMOUNT       AMORTIZATION     AMOUNT    AMORTIZATION
                                                 -------------   -------------   --------   ------------
                                                 (AS RESTATED)   (AS RESTATED)
Amortizable intangible assets:
  Other intangible assets -- Data Distilleries
     customer relationships....................     $    --          $  --       $ 1,386       $ (33)
  Other intangible assets -- ISL trademark.....         400           (160)          400        (200)
Unamortizable intangible assets:
  Goodwill.....................................      37,807                       44,020
  Other intangible assets......................       1,845                        1,827
Aggregate amortization expense:
  For the year ended December 31, 2003.........                                       73
Estimated amortization expense:
  For the year ended December 31, 2004.........                                      238
  For the year ended December 31, 2005.........                                      238
  For the year ended December 31, 2006.........                                      238
  For the year ended December 31, 2007.........                                      238
  For the year ended December 31, 2008.........                                      238

     The aggregate amortization expense for the years ended December 31, 2001, 2002 and 2003 was $1,822, $40, and $73, respectively.

                           SPSS INC. AND SUBSIDIARIES

     The following tables present the changes in the carrying amount of goodwill and other intangibles as of December 31, 2002 and December 31, 2003:

                                                                    DECEMBER 31, 2002
                                                              -----------------------------
                                                                GOODWILL       INTANGIBLES
                                                              -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
Balance at beginning of year................................     $28,174         $ 3,625
Amortization expense........................................          --             (40)
Transfer from intangibles to goodwill.......................       1,521          (1,521)
Adjustments to previously recorded goodwill.................        (182)             --
Goodwill and intangibles acquired...........................       8,294              21
                                                                 -------         -------
Balance at end of year......................................     $37,807         $ 2,085
                                                                 =======         =======

                                                                    DECEMBER 31, 2003
                                                              -----------------------------
                                                                GOODWILL       INTANGIBLES
                                                              -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
Balance at beginning of year................................     $37,807         $2,085
Amortization expense........................................          --            (73)
Adjustments to previously recorded intangibles (See Note
  7)........................................................          --            (18)
Adjustments to previously recorded goodwill (See Note 7)....        (575)            --
Goodwill and intangibles acquired (See Note 7)..............       6,788          1,386
                                                                 -------         ------
Balance at end of year......................................     $44,020         $3,380
                                                                 =======         ======

     The following table presents pro forma net income and net income (loss) per share in all periods presented excluding goodwill amortization expense:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                          2001            2002         2003
                                                      -------------   -------------   ------
                                                      (AS RESTATED)   (AS RESTATED)
Reported net income (loss)..........................    $(26,396)       $(16,760)     $9,314
Add back: Goodwill amortization, net of tax.........         965              --          --
                                                        --------        --------      ------
Adjusted net income (loss)..........................    $(25,431)       $(16,760)     $9,314
                                                        ========        ========      ======
BASIC NET INCOME (LOSS) PER SHARE:
Reported net income (loss)..........................    $  (1.90)       $  (0.99)     $ 0.54
Add back: Goodwill amortization, net of tax.........        0.07              --          --
                                                        --------        --------      ------
Adjusted net income (loss)..........................    $  (1.83)       $  (0.99)     $ 0.54
                                                        ========        ========      ======
FULLY DILUTED NET INCOME (LOSS) PER SHARE:
Reported net income (loss)..........................    $  (1.90)       $  (0.99)     $ 0.53
Add back: Goodwill amortization, net of tax.........        0.07              --          --
                                                        --------        --------      ------
Adjusted net income (loss)..........................    $  (1.83)       $  (0.99)     $ 0.53
                                                        ========        ========      ======

                           SPSS INC. AND SUBSIDIARIES

(6) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                          2002         2003    USEFUL LIVES
                                                      -------------   ------   ------------
                                                      (AS RESTATED)
Trademarks..........................................     $  400       $  400   10 years
Customer relationships..............................         --        1,386   7 years
                                                         ------       ------
                                                            400        1,786
Less accumulated amortization.......................       (160)        (233)
                                                         ------       ------
                                                            240        1,553
Unamortizable trademarks............................      1,845        1,827   Indefinite
                                                         ------       ------
Total intangible assets, net........................     $2,085       $3,380
                                                         ======       ======

     On January 1, 2002, workforce of $469 and customer base of $1,052 (intangible asset balance of $2,380 less accumulated amortization of $859) was subsumed into goodwill in accordance with SFAS No. 142.

(7)  ACQUISITIONS AND DIVESTITURES

  ACQUISITIONS

  ShowCase Corporation

     On February 26, 2001, the Company acquired all of the outstanding shares of capital stock of ShowCase Corporation (ShowCase), in exchange for approximately 3,725 shares of common stock, which had a market value of approximately $63,958 at the time of the acquisition. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated as if the combining companies had been combined for all periods presented. Merger costs relating to the acquisition amounted to approximately $10.5 million. These costs included investment banking fees, legal and other professional fees, employee severance payments and various other expenses.

     The consolidated statement of income for the year ended December 31, 2000, reflects the impact of ShowCase operating results for the three months ended March 31, 2000, which are also included in the year ended December 31, 1999 consolidated statement of income due to differences in reporting periods reflective to SPSS. The revenues and net loss of ShowCase included more than once were $10,865 and ($1,209), respectively.

  America Online Digital Marketing Services

     On October 22, 2001, SPSS entered into a strategic alliance with America Online, Inc. (AOL) through its Digital Marketing Services (DMS) subsidiary, in which SPSS acquired certain operating assets and the exclusive rights to distribute survey sample data drawn from AOL members and users of AOL's other interactive properties. The agreement provided SPSS additional opportunities to market its products to market research partners and provide revenues from services provided to current and future customers. Under this agreement, SPSS was to pay AOL $42 million in consideration over four years and assume primary responsibility for servicing the current group of AOL market research partners. Consideration due to AOL was in the form of $12,000 of SPSS common stock and $30,000 in cash.

     On October 14, 2003, the Company entered into an amended and restated Stock Purchase Agreement and an amended and restated Strategic Online Research Services Agreement with AOL, effective as of October 1, 2003. The amended and restated agreements replaced the original agreements entered into between the parties on October 22, 2001. Under these amended and restated agreements, SPSS retains exclusive rights

                           SPSS INC. AND SUBSIDIARIES
to provide researchers with survey respondents drawn from the millions of Opinionplace.com visitors throughout AOL's interactive properties. The primary amendments reduce the remaining term of the original agreement from two years to one year and make the following adjustments to the financial obligations of SPSS to AOL:

                                                                                          AMENDED
                                                   ORIGINAL AGREEMENT                    AGREEMENT
                                   --------------------------------------------------   -----------
                                                                           REMAINING     REMAINING
                                   TOTAL OBLIGATIONS   PAID OBLIGATIONS   OBLIGATIONS   OBLIGATIONS
                                   -----------------   ----------------   -----------   -----------
Cash payments....................       $30,000            $15,500          $14,500       $4,389
Stock payments...................       $12,000            $ 6,000          $ 6,000       $    0
                                        -------            -------          -------       ------

     Other provisions specify conditions for subsequent extensions of the Research Services Agreement, enable stronger joint management oversight, strengthen SPSS marketing efforts, and improve the experience of survey participants.

     As discussed in Note 22, the Company restated its accounting for the 2001 agreement and, as a result, the restated purchase price, consisting of common stock of $3,000 and $1,000 in cash, was allocated to the estimated fair value of the assets received based upon a third party valuation and is summarized as follows:

                                                          PURCHASED              PURCHASE
COMPANY NAME                                              SOFTWARE    GOODWILL    PRICE
------------                                              ---------   --------   --------
AOL.....................................................   $2,000      $2,000     $4,000

Payments made by SPSS for services received from AOL subsequent to the acquisition are recorded as expense when the services are rendered. Payments made by the Company included cash and common stock. The Stock Purchase Agreement included provisions that required SPSS to purchase the stock back from AOL if the Company was unable to maintain the effectiveness of a registration statement for AOL to sell the stock. Accordingly, the common stock is classified as temporary equity in the consolidated balance sheet as "Common Stock Subject to Repurchase." Upon the adoption SFAS No. 150, the common stock is reclassified to permanent equity. Also on July 1, 2003, the estimated fair value of the put obligation of $150 was reclassified as a liability from permanent equity.

  NetGenesis Corporation

     On October 26, 2001, SPSS Inc., Red Sox Acquisition Corp., and NetGenesis Corp., each Delaware corporations, entered into an Agreement and Plan of Merger under which NetGenesis shareholders would receive 0.097 shares of SPSS common stock for each share of NetGenesis common stock upon the closing of the transaction. This share exchange ratio for the merger was established through negotiations between SPSS and NetGenesis. The closing of the merger occurred on December 21, 2001 with SPSS issuing approximately 2,294 shares of common stock and replacement options for substantially all the outstanding shares of common stock and options of NetGenesis. The merger was accounted for as a purchase. Prior to the merger with SPSS, NetGenesis was the leading provider of E-Metrics solutions for Global 2000 companies. The combination of SPSS Inc. and NetGenesis technology and expertise expands the offerings of SPSS to include a new, more powerful set of online analytical capabilities, combining online and offline data analysis in one comprehensive offering, from one organization. SPSS integrated NetGenesis into the Company's predictive analytic application offerings. The purchase price was allocated to the estimated fair value of the assets received and liabilities assumed based upon a third party valuation and are summarized as follows:

                                                               TRADEMARKS
                                        ACQUIRED                  AND         NET
                           PURCHASED   IN-PROCESS               CUSTOMER    TANGIBLE   PURCHASE
COMPANY NAME               SOFTWARE    TECHNOLOGY   GOODWILL      BASE       ASSETS     PRICE
------------               ---------   ----------   --------   ----------   --------   --------
NetGenesis Corp..........   $2,464       $2,288     $13,904      $2,292     $22,321    $43,269

                           SPSS INC. AND SUBSIDIARIES

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

     The aggregate purchase price for all of the issued and outstanding shares of capital stock of LexiQuest was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent components. The guaranteed portion of the purchase price consisted of a payment of $2,500. SPSS was not required to make any contingent payments to the former owners of LexiQuest because the contribution generated by the LexiQuest assets did not meet the targeted levels during 2002 and 2003.

     Under the terms of the stock purchase agreement and a separate escrow agreement, the guaranteed portion of the purchase price was deposited with Bank One NA (as successor by merger to American National Bank and Trust Company of Chicago) as escrow agent. The parties entered into the separate escrow agreement to establish an escrow fund of $2,500 to compensate SPSS for any losses it might incur by reason of any breach of: (a) the representations and warranties of LexiQuest or (b) any covenant or obligation of LexiQuest or the former shareholders of LexiQuest, identified in the stock purchase agreement. The guaranteed portion of the purchase price was required to remain in escrow until January 30, 2003, or until all of the conditions for its release have been satisfied under the terms of the stock purchase agreement and the escrow agreement. On January 31, 2003, SPSS made a claim against the escrow fund. SPSS and the LexiQuest shareholder representative settled this claim in the second fiscal quarter of 2004 and agreed that SPSS will receive approximately $670.

     The purchase price was allocated to the estimated fair value of the assets received and liabilities assumed based upon a third party valuation and are summarized as follows:

                                       ACQUIRED
                          PURCHASED   IN-PROCESS              LIABILITIES   CAPITALIZED    PURCHASE
COMPANY NAME              SOFTWARE    TECHNOLOGY   GOODWILL     ASSUMED     MERGER COSTS    PRICE
------------              ---------   ----------   --------   -----------   ------------   --------
LexiQuest...............    $770         $150       $7,902      $(3,477)      $(2,845)      $2,500

  netExs LLC

     On June 20, 2002, SPSS acquired the assets described below which constituted a business from netExs LLC, a Wisconsin limited liability company. The terms and conditions of the asset purchase are specified in an Asset Purchase Agreement, dated June 20, 2002, by and among SPSS, netExs and the members of netExs listed as signatories thereto.

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

                           SPSS INC. AND SUBSIDIARIES

     The aggregate purchase price for the netExs assets was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent payments. The guaranteed portion of the purchase price in the amount of $1,000 was delivered by SPSS to netExs.

     Under the terms of the Asset Purchase Agreement, the contingent portion of the purchase price, which was capped at a total of $1,450 if fully earned during fiscal years 2003, 2004 and 2005, would be paid to netExs if the net revenues generated by the assets acquired during the annual periods (as defined in the Asset Purchase Agreement) equaled or exceeded certain targeted projections. In June 2004, SPSS and netExs agreed that SPSS would pay to netExs the sum of $400 in full satisfaction of all obligations under the Asset Purchase Agreement, including without limitation, the contingent payments, and in full settlement of certain claims asserted by netExs.

     The following summary presents information concerning the purchase price allocation for the netExs acquisition accounted for under the purchase price method.

                                        PURCHASED                           OTHER    PURCHASE
COMPANY NAME                            SOFTWARE    TRADEMARKS   GOODWILL   ASSETS    PRICE
------------                            ---------   ----------   --------   ------   --------
netExs................................    $242         $19         $691      $48      $1,000

  Data Distilleries B.V.

     On November 4, 2003, SPSS, through SPSS International B.V., its wholly owned subsidiary, acquired Data Distilleries B.V., a Netherlands-based developer of analytic applications. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of the capital stock of Data Distilleries. The aggregate purchase price for all of the issued and outstanding capital stock of Data Distilleries consists of guaranteed and contingent payments. The guaranteed portion of the purchase price was paid at closing and consisted of a payment of $1,000 in cash and 282 shares of SPSS common stock valued at $5,311 for purposes of this transaction. The contingent portion of the purchase price will be paid, if at all, at the end of the first and second years following the closing and may total up to $4,400 at current estimated exchange rates. The Company's obligation to make the contingent payments will depend on the achievement of certain growth targets for license and maintenance revenues from the Data Distilleries applications.

     In connection with the Data Distilleries transaction, SPSS incurred an estimated $1,800 in transaction fees, including legal, valuation and accounting fees. The purchase price of $6,311 has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. The results of operations of Data Distilleries are included in the 2003 Consolidated Statement of Operations from the date of the acquisition.

     The shares issued in the acquisition of Data Distilleries have been valued in accordance with EITF Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination." In accordance with EITF No. 99-12, the Company has established that the first date on which the number of our shares and the amount of other consideration became fixed was November 4, 2003. Accordingly, the Company valued the shares issued in the transaction at $18.84 per share utilizing the average closing price for a few days before and after November 4, 2003.

     The acquisition of Data Distilleries was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition:

                       PURCHASED     CUSTOMER                 NET TANGIBLE   CAPITALIZED    PURCHASE
COMPANY NAME           SOFTWARE    RELATIONSHIPS   GOODWILL      ASSETS      MERGER COSTS    PRICE
------------           ---------   -------------   --------   ------------   ------------   --------
Data Distilleries....    $698         $1,280        $6,788       $(698)        $(1,757)      $6,311

                           SPSS INC. AND SUBSIDIARIES

     Under the terms of the November 4, 2003 Stock Purchase Agreement with Data Distilleries, the Company was obligated to file a Registration Statement on Form S-3 to register the potential resale of the 281,830 shares issued to Data Distilleries shareholders in the transaction. This contingent obligation required the Company to classify the common stock as temporary equity labeled "Common Stock Subject to Repurchase" at December 31, 2003. Because the Company's 2003 10-K was not timely filed, SPSS became ineligible to use Form S-3 and was not able to register the shares by the required April 2004 filing date. The Company fulfilled its obligation under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder the number of shares of SPSS common stock received by such shareholder in connection with this transaction. During April 2004, SPSS notified the former shareholders of the Company's inability to properly register these shares and through June 30, 2004, the Company repurchased all 281,830 shares at a cost of $5.4 million. During the second quarter of 2004, the Company will reflect the $5.4 million cash payout of these shares as a reduction to common stock subject to repurchase, which is recorded as temporary shareholders' equity in the consolidated balance sheet.

     All acquisitions were accounted for as purchases, and operating results include acquisitions from the date of purchase. If the Company had acquired Data Distilleries at the beginning of each of the periods presented, unaudited pro forma net revenues, net loss and net loss per share would have been as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                  2002          2003
                                                              -------------   --------
                                                              (AS RESTATED)
Net revenue.................................................    $212,356      $211,943
Net income (loss)...........................................    $(19,207)     $  9,328
Net income (loss) per share (basic).........................    $  (1.12)     $   0.54
Net income (loss) per share (diluted).......................    $  (1.12)     $   0.53

     See additional disclosure regarding subsequent events in Footnote 23.

  DIVESTITURES

     On December 29, 2003, the Company received its first payment in a transaction with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"), pursuant to which Systat acquired from SPSS an exclusive worldwide license to distribute the Sigma-series line of products for a three-year period and purchased certain related assets. Pursuant to the agreement, Systat assumed all responsibilities for the marketing and sales of the products as well as their ongoing development and technical support. SPSS also transferred to Systat all rights and obligations with respect to customers and personnel and all fixed assets related to the Sigma-series products (the "Related Assets"). In exchange for the exclusive worldwide license and Related Assets, Systat is obligated to make cash payments to SPSS in the aggregate amount of $13,000. The agreement between SPSS and Systat also grants to Systat an option to purchase the licensed property. Systat may exercise this purchase option for $1,000 within 180 days prior to the end of the three-year license period.

     The $9,000 payment made by Systat to SPSS on December 29, 2003 includes the initial $6,000 license fee and $3,000 in consideration of the related assets. Systat is obligated to make additional license payments in the aggregate amount of $3,000 in 2004, which is included in other current assets in the accompanying Consolidated Balance Sheet at December 31, 2003, and a final license payment of $1,000 in 2005. SPSS has received all of the license payments due in 2004 as of June 30, 2004.

     The distribution license and sale of the Related Assets of the Sigma-series product line was accounted for as a divestiture of a business. The sale resulted in a gain of $8,577 during 2003. In addition to the net book value of the assets sold, goodwill was reduced by $1,000 to reflect the estimated goodwill allocated to this business.

                           SPSS INC. AND SUBSIDIARIES

     The pro forma impact of this divestiture is not material to the results of operations during the twelve months ended December 31, 2003.

(8) INVESTMENT IN CONSOLIDATED SUBSIDIARY

     On March 30, 2001, SPSS purchased 50% of the then-issued and outstanding shares of common stock of Illumitek Inc. for $2,000. Subsequent to its initial investment, SPSS issued Illumitek a note receivable of $3,250 due on December 31, 2004. In the fourth quarter of 2001, SPSS began advancing Illumitek funds to meet ongoing obligations. Jack Noonan, President and Chief Executive Officer of SPSS, and Mark Battaglia, the former President, SPSS Business Intelligence, served as directors of Illumitek until September 30, 2002, the date on which they resigned as Illumitek directors. Mr. Noonan also served as a member of the Compensation Committee of the Board of Directors of Illumitek until September 30, 2002. Following their resignation, Illumitek's shareholders agreed to terminate the company's operations, wind up its affairs and liquidate. This decision was finalized by October 28, 2002. As part of the liquidation, Illumitek agreed to transfer to SPSS, Illumitek's nViZn platform, in which SPSS had been granted a security interest. nViZn is a development platform for creating or embedding interactive, visual analysis applications that combine the power of predictive analytics, data visualization, and user interactivity. In exchange for the assignment of this asset, SPSS released Illumitek of its obligations under the note receivable, pursuant to an Assignment and Release Agreement dated October 31, 2002. SPSS acquired the nViZn platform, but did not record an asset, as its recoverability was uncertain.

     Under the equity method of accounting, followed until September 30, 2001, SPSS recorded a reduction in the value of its investment to reflect its portion of Illumitek's net loss. Subsequent to September 30, 2001, the results and accounts of Illumitek were consolidated with those of SPSS until its liquidation in October 2002.

(9) COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

     The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 2003:

YEAR ENDING DECEMBER 31,                                      AMOUNT
------------------------                                      -------
2004........................................................  $12,402
2005........................................................   10,084
2006........................................................    7,521
2007........................................................    4,600
2008........................................................    4,393
Thereafter..................................................   12,976
                                                              -------
Total operating lease obligation............................  $51,976
                                                              =======

     Rent expense related to operating leases was approximately $9,081, $12,821 and $13,392 during the years ended December 31, 2001, 2002 and 2003, respectively.

                           SPSS INC. AND SUBSIDIARIES

  HYPERION SOLUTIONS

     Through its strategic relationship with Hyperion Solutions, SPSS has rights to distribute the Essbase/400 software while Hyperion Solutions maintains limited distribution rights. Essbase/400 enables SPSS to reach a broader customer base, including users of multidimensional analyses, and offers the Company new partnering opportunities. Hyperion Solutions has the right to buy-back the distribution rights if it gives SPSS twelve months prior written notice of its intent to exercise this right.

  LITIGATION

     SPSS Inc. has been named as a defendant in a lawsuit filed on December 6, 2002 in the United States District Court for the Southern District of New York, under the caption Basu v. SPSS Inc., et al., Case No. 02CV9694. The complaint alleges that, in connection with the issuance and initial public offering ("IPO") of shares of common stock of NetGenesis Corp., the registration statement and prospectus filed with the Securities and Exchange Commission in connection with the IPO contained material misrepresentations and/or omissions. The alleged violations of the federal securities laws took place prior to the effective date of the merger in which the Company's acquisition subsidiary merged with and into NetGenesis Corp. NetGenesis Corp. is now a wholly owned subsidiary of SPSS. Other defendants to this action include the former officers and directors of NetGenesis Corp. and the investment banking firms that acted as underwriters in connection with the IPO. The plaintiff is seeking unspecified compensatory damages, prejudgment and post-judgment interest, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the Court. The Company is aggressively defending itself and plans to continue to aggressively defend itself against the claims set forth in the complaint. The Company and the named officers and directors filed an answer to the complaint on July 14, 2003. At this time, the Company believes the lawsuit will be settled with no material adverse effect on its results of operations, financial condition, or cash flows.

     See additional disclosure regarding subsequent events in Footnote 23.

     SPSS may become a party to various claims and legal actions arising in the ordinary course of business.

(10) OTHER NONCURRENT ASSETS

     Other noncurrent assets consist of the following at December 31:

                                                                  2002         2003
                                                              -------------   ------
                                                              (AS RESTATED)
Investments in nonmarketable equity securities..............     $  554       $  217
Deposit supporting letter of credit.........................      1,760           --
Deposits....................................................      1,456        1,145
Note receivable, less current portion.......................      1,129          840
Employee notes receivable...................................        453           --
Other.......................................................        423          431
                                                                 ------       ------
Total other noncurrent assets...............................     $5,775       $2,633
                                                                 ======       ======

     Future receipts, reflecting principal and interest under the note receivable at December 31, 2003, are as follows: $240 in 2004; $360 in 2005 and the balance in 2006. The note carries interest at a rate of 100 basis points over the five-year U.S. swap rate, which was 3.14% and 3.65% at December 31, 2002 and December 31, 2003, respectively.

     A deposit supporting a letter of credit of $1,760 was restricted as of December 31, 2002 and no deposits were restricted as of December 31, 2003 in connection with the Company's leased facilities in Cambridge, MA.

                           SPSS INC. AND SUBSIDIARIES

(11) OTHER NONCURRENT LIABILITIES

     SPSS has a mortgage on its freehold property, which houses the SPSS Limited Quantime offices in London, England. The mortgage is held by Norwich Union Investment Management of Norwich, England and is a fixed 12.04%, 18-year mortgage expiring in January 2010. The annual principal and interest payments total British Pounds Sterling (GBP) 110 (approximately $184). The current portion of this debt is GBP 47 (approximately $76) and GBP 53 (approximately $94) and is included in "Other Accrued Liabilities" as of December 31, 2002 and 2003, respectively. The noncurrent balance in "Other noncurrent liabilities" on the Consolidated Balance Sheets as of December 31, 2002 and 2003 is GBP 485 (approximately $781) and GBP 432 (approximately $766), respectively.

(12) FINANCING ARRANGEMENTS

     In November 2002, SPSS revised its loan agreement with Bank One, NA (as successor by merger to American National Bank and Trust Company of Chicago). Under this loan agreement, as amended, SPSS had an available $8,500 unsecured line of credit with Bank One, under which borrowings bore interest at either the prime interest rate or the Eurodollar Rate, depending on the circumstances. As of December 31, 2002, SPSS had $8,500 outstanding under this line of credit with Bank One.

     Given the previously reported amendment to the Company's line of credit with Bank One, the Company did not believe that the terms of the Bank One lending arrangement would continue to be acceptable. The Company began to look for a new lending arrangement with the goal of expanding the line of credit then available to the Company. On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation) which replaced the Company's lending arrangement with Bank One. The new agreement with Wells Fargo Foothill met the Company's goals by providing the Company with greater credit capacity. The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10,000 and a revolving line of credit. The maximum amount SPSS may borrow under the revolving line of credit portion of the facility will depend upon the value of the Company's eligible accounts receivable generated within the United States. On April 1, 2003, SPSS paid all of its outstanding obligations to Bank One and terminated the Bank One line of credit. As of December 31, 2003, the Company had availability of $2,500 under the revolving line of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future interest rate reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Foothill. In May 2003, the Company began paying down evenly the term loan of $10,000 over the four (4) year period (i.e., $2,500 per year over the next four (4) years). As a result of the refinancing, $6,000 of the Company's line of credit borrowings of $8,500 that existed as of December 31, 2002 was classified as long-term.

     At December 31, 2003, SPSS had $8,451 outstanding under its line of credit with Foothill, including $2,500 classified as current notes payable.

     The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. Due to the restatement, the Company is not in compliance with certain covenants related to timely delivery of financial statements. In

                           SPSS INC. AND SUBSIDIARIES
addition, the restatement may have rendered some representations and warranties inaccurate and may have caused the Company to fail to satisfy certain covenants. SPSS has obtained all appropriate waivers from Wells Fargo Foothill. See Note 22 of the "Notes to Consolidated Financial Statements" for additional information on the effect of this restatement.

     ShowCase Corporation, a Minnesota corporation and wholly owned subsidiary of SPSS, and NetGenesis Corp., a Delaware corporation and wholly owned subsidiary of SPSS, have guaranteed the obligations of SPSS under the Loan and Security Agreement. This guaranty is secured by all of the assets of ShowCase and NetGenesis.

(13) OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         2001            2002         2003
                                                     -------------   -------------   -------
                                                     (AS RESTATED)   (AS RESTATED)
Interest and investment income.....................     $   898          $ 875       $   891
Interest expense...................................      (1,102)          (938)         (933)
Exchange gain (loss) on foreign currency
  transactions.....................................        (137)           752         1,770
Gain on divestiture of Sigma-series product line...          --             --         8,577
Write-down in e-Intelligence investment............        (782)            --            --
Other..............................................        (202)            --            28
                                                        -------          -----       -------
Total other income (expense).......................     $(1,325)         $ 689       $10,333
                                                        =======          =====       =======

     As noted above, the Company recognized a gain of $8,577 on the divestiture of the Sigma-series product line during the year ended December 31, 2003. See additional discussion in Note 7.

(14) SPECIAL GENERAL AND ADMINISTRATIVE CHARGES, AND MERGER-RELATED COSTS

     Special general and administrative charges were $14,739 in 2001, $9,037 in 2002, and $6,104 in 2003, or 8%, 4%, and 3% of net revenues in 2001, 2002, 2003, respectively. Special general and administrative charges in 2001 included $4,200 of charges relating to the write-down of internal-use software, $3,500 related to reductions in workforce, $2,000 for obsolete software write-offs, and other costs that did not meet the Company's definition of "merger-related" costs as described below. Special general and administrative charges in 2002 included costs related to the restructuring of the Company's field operations implemented in August 2002 and costs related to the NetGenesis, LexiQuest and netExs transactions, such as severance and retention payments of $4,030, lease cancellation payments of $615, professional service fees of $2,300, and other costs. Special general and administrative charges in 2003 include a write-off of $4,400 due to the termination of the Company's Siebel CRM software implementation (see Note 3) and $1,700 of severance, bonus and travel costs primarily related to the Data Distilleries acquisition.

     SPSS incurred merger-related costs of $9,081 in 2001 and $2,260 in 2002. Merger-related expenses relate to the Company's acquisitions made during 2001 and 2002 (see Note 7). Expenses in 2001 included $2,500 for investment banking and other professional fees, $2,700 of transaction-related bonuses paid to employees, severance costs and costs of closing excess office facilities. Expenses in 2002 included professional fees of $900, severance of $200 and other costs of $1,100. These expenses were incurred subsequent to the consummation of the transactions. Certain other costs incurred prior to the consummation of the transactions were capitalized as part of the purchases.

                           SPSS INC. AND SUBSIDIARIES

     As of December 31, 2003, the Company has approximately $1,006 in liabilities remaining related to these charges and expects to pay them during the year ended December 31, 2004.

(15) INCOME TAXES

     Income (loss) before income taxes and minority interest consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         2001            2002         2003
                                                     -------------   -------------   -------
                                                     (AS RESTATED)   (AS RESTATED)
Domestic...........................................    $(49,294)       $(27,935)     $ 3,126
Foreign............................................      14,361          11,556        7,335
                                                       --------        --------      -------
Pretax income (loss)...............................    $(34,933)       $(16,379)     $10,461
                                                       ========        ========      =======

     Income tax expense (benefit) consists of the following:

                                                        CURRENT   DEFERRED    TOTAL
                                                        -------   --------   --------
Year ended December 31, 2001
(As restated)
  U.S. Federal........................................  $   104   $(10,569)  $(10,465)
  State...............................................     (973)    (1,718)    (2,691)
  Foreign.............................................    4,673        306      4,979
                                                        -------   --------   --------
  Income tax expense (benefit)........................  $ 3,804   $(11,981)  $ (8,177)
                                                        =======   ========   ========
Year ended December 31, 2002
(As restated)
  U.S. Federal........................................  $   310   $ (5,120)  $ (4,810)
  State...............................................     (293)        89       (204)
  Foreign.............................................    6,376       (484)     5,892
                                                        -------   --------   --------
  Income tax expense (benefit)........................  $ 6,393   $ (5,515)  $    878
                                                        =======   ========   ========
Year ended December 31, 2003
  U.S. Federal........................................  $(8,018)  $  5,371   $ (2,647)
  State...............................................     (668)     1,318        650
  Foreign.............................................    7,942     (4,798)     3,144
                                                        -------   --------   --------
  Income tax expense..................................  $  (744)  $  1,891   $  1,147
                                                        =======   ========   ========

                           SPSS INC. AND SUBSIDIARIES

     For the years ended December 31, 2001, 2002 and 2003, the reconciliation of the statutory Federal income tax rate of 34% to the Company's effective tax rate is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         2001            2002         2003
                                                     -------------   -------------   -------
                                                     (AS RESTATED)   (AS RESTATED)
Income taxes using the Federal statutory rate of
  34%..............................................    $(11,877)        $(5,569)     $ 3,556
State income taxes, net of Federal tax benefit.....      (1,907)           (246)         389
Foreign taxes at net rates different from U.S.
  Federal rates....................................        (802)              5          (75)
Foreign tax credit.................................        (783)         (1,829)      (1,018)
Deemed income from foreign operations..............         473           3,739        1,636
Nondeductible costs for income tax purposes........       1,955             706          340
Nondeductible loss arising from consolidated
  subsidiary.......................................          --           2,664           --
Change in valuation allowance......................       3,366            (866)      (2,474)
Other, net.........................................       1,398           2,274       (1,207)
                                                       --------         -------      -------
Income tax expense.................................    $ (8,177)        $   878      $ 1,147
                                                       ========         =======      =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets/(liabilities) at December 31, 2002 and 2003, are presented below:

                                                                  2002         2003
                                                              -------------   -------
                                                              (AS RESTATED)
Deferred revenues...........................................     $18,737      $18,210
  Foreign tax credit carryforwards..........................       4,958        4,930
  Research and experimentation credit carryforwards.........       2,324        2,604
  Acquisition-related items.................................       2,104        4,290
  Depreciation, amortization and capitalized interest.......       1,363       (2,216)
  Capitalized software costs................................      (6,306)      (7,076)
  Net operating loss carryforwards..........................       7,304       10,104
  Foreign currency loss.....................................         346         (963)
  Inventories...............................................          57           84
  Allowances, accruals and other............................       1,517        3,486
                                                                 -------      -------
Total gross deferred income taxes...........................      32,404       33,453
  Less valuation allowance..................................      (5,115)      (8,687)
                                                                 -------      -------
Net deferred income taxes...................................     $27,289      $24,766
                                                                 =======      =======
Balance sheet classification:
  Current deferred income taxes.............................     $14,443      $14,023
  Noncurrent deferred income taxes..........................      12,846       10,743
                                                                 -------      -------
Net deferred income taxes...................................     $27,289      $24,766
                                                                 =======      =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Manage-

                           SPSS INC. AND SUBSIDIARIES
ment believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     As of December 31, 2003, SPSS had a U.S. net operating loss carryforward of approximately $6,363, the majority of which begins to expire in 2022. In addition, as of December 31, 2003, the Company has foreign net operating loss carryforwards of approximately $21,965 against which the Company has provided a full valuation allowance.

     As of December 31, 2003, SPSS had a Federal research and experimentation credit carryforward and a foreign tax credit carryforward of approximately $2,604 and $4,930, respectively, which begin to expire in 2010 and 2005, respectively.

     Federal income and foreign withholding taxes have not been provided on $70,517 of undistributed earnings of international subsidiaries of which $9,350 has been taxed in the United States. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2003 and prior years because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable.

(16) EMPLOYEE BENEFIT PLANS

     Effective February 1, 1995, SPSS amended its 401(k) savings plan. Qualified employees may participate in the savings plan by contributing up to the lesser of 15% of eligible compensation or limits imposed by the U.S. Internal Revenue Code in a calendar year. SPSS makes a matching contribution of $0.5 for employees in the plan the entire year. In 1999, the plan year was changed to begin on December 31 of each year and end on December 30. SPSS made contributions of $312, $329, and $372 for 2001, 2002, and 2003, respectively. These matching contributions were recorded as compensation expense.

     In 1993, SPSS implemented an employee stock purchase plan. The SPSS purchase plan provides that eligible employees may contribute up to 10% of their base salary per quarter towards the quarterly purchase of SPSS common stock. The employee's purchase price is 85% of the fair market value of the stock at the close of the first business day after the quarterly offering period. The total number of shares issuable under the purchase plan is 100. Effective October 2000, the plan was amended to calculate the share price as 85% of the lower of:
i) the closing market price of the stock on the first trading day of the quarter, or ii) the closing market price for the stock on the last trading day after the end of the quarter. During 2001, 29 shares were issued under the purchase plan at market prices ranging from $15.56 to $22.06. During 2002, 34 shares were issued under the purchase plan at market prices ranging from $11.57 to $17.54. During 2003, 31 shares were issued under the purchase plan at market prices ranging from $11.05 to $15.48.

(17) STOCK OPTIONS AND EQUITY TRANSACTIONS

     On January 16, 1992, SPSS adopted a Stock Option Plan for some key employees. Options vest either immediately or over a four-year period. In September 1994, SPSS granted options to purchase 150 shares of common stock to the principal owners of SYSTAT. In addition, in June 1995, the stockholders of SPSS adopted the 1995 Equity Incentive Plan which authorizes the Board of Directors, under some conditions, to grant stock options and shares of restricted stock to directors, officers, other key executives, employees and independent contractors.

     At the 1996 meeting of SPSS shareholders, the shareholders ratified the Second Amended and Restated 1995 Equity Incentive Plan, which was amended, among other things, to increase the shares allowed to be granted under the Plan from 600 to 1,050. In May 1999, SPSS approved the Third Amended and Restated

                           SPSS INC. AND SUBSIDIARIES

1995 Equity Incentive Plan, which was amended to clarify the rules governing the treatment of attestation of shares given to SPSS for the exercise price of options.

     In May 1999, SPSS adopted the 1999 Employee Equity Incentive Plan, which authorizes the Board, under some conditions, to grant stock options and shares of restricted stock to non-executive officer employees and independent contractors of SPSS.

     In February 2001, the stockholders of SPSS adopted the 2000 Equity Incentive Plan which authorizes the Board of Directors, under some conditions, to grant stock options and shares of restricted stock to directors, officers, other key executives, employees and independent contractors. There are 500 shares reserved for issuance under this plan.

     In 2002, SPSS terminated each of its existing equity incentive plans and the stockholders of SPSS adopted the 2002 Equity Incentive Plan. This plan authorizes the Board of Directors to award stock options and variety of other equity incentives to directors, executive officers, other key executives, employees and independent contractors of SPSS and any of its subsidiaries. Under this plan, there are 500 shares reserved for issuance upon the exercise of option rights that qualify as incentive stock options and 1,000 shares reserved for issuance upon the exercise of option rights that qualify as nonqualified stock options, appreciation rights or as restricted shares.

     The Company recognized expense of approximately $338, $207 and $240 for the fiscal years ended December 31, 2001, 2002 and 2003, respectively, related to stock option grants to non-employees and restricted stock and restricted stock unit grants to employees.

     Additional information regarding options is as follows:

                                        2001                 2002                 2003
                                 ------------------   ------------------   ------------------
                                           WEIGHTED             WEIGHTED             WEIGHTED
                                           AVERAGE              AVERAGE              AVERAGE
                                           EXERCISE             EXERCISE             EXERCISE
                                 OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                 -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year.........................   2,911     $17.93     3,493     $21.18     4,167     $19.23
  Granted......................   1,271      23.97     1,177      16.65       873      15.88
  Forfeited and expired........    (425)     18.18      (358)     33.58      (305)     20.50
  Exercised....................    (264)      5.16      (145)      9.80      (215)      8.33
                                  -----     ------     -----     ------     -----     ------
Outstanding at end of year.....   3,493     $21.18     4,167     $19.23     4,520     $19.01
                                  =====     ======     =====     ======     =====     ======
Options exercisable at year
  end..........................   2,071     $21.59     2,497     $20.30     2,875     $20.17
                                  =====     ======     =====     ======     =====     ======

                           SPSS INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                          WEIGHTED
                                           AVERAGE     WEIGHTED                 WEIGHTED
                                          REMAINING    AVERAGE                  AVERAGE
                             OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------   -----------   -----------   --------   -----------   --------
      $0.72- 3.24                14         3.05        $ 2.75          14       $ 2.75
       4.26- 4.50                14         4.15          4.45          14         4.43
       5.98- 10.93               65         6.88          8.96          31         7.51
      11.00- 15.92            1,225         7.05         14.31         651        14.10
      16.00- 17.25              612         9.35         17.00         134        16.17
      17.50- 19.09            1,087         7.55         18.67         679        18.52
      19.25- 24.00              987         5.94         21.26         842        21.19
     25.125- 34.15              476         4.12         26.73         470        26.73
      40.91- 199.74              40         6.59         82.95          40        82.95
                              -----         ----        ------       -----       ------
                              4,520         6.90        $19.01       2,875       $20.17
                              =====         ====        ======       =====       ======

(18) RELATED PARTY TRANSACTIONS

     Through June 1, 2003, SPSS maintained a consulting agreement with Norman H. Nie Consulting L.L.C. whereby SPSS received consulting services on various business-related matters. Annual compensation under the agreement was $81 plus expenses. Norman Nie is the Chairman of the Board of Directors of SPSS. The agreement contained automatic one-year extensions unless terminated by either party. This agreement was terminated during the second fiscal quarter of 2003.

     On June 1, 2003, SPSS entered into an amended consulting agreement with Norman H. Nie Consulting L.L.C. whereby SPSS receives consulting services on various business-related matters. Compensation under the agreement is $15 per month, plus expenses, for the period from September 2003 through January 2004. After January 2004, annual compensation is $10 per month, plus expenses. The agreement shall continue until one of the parties sends the other party fifteen day notice that it wishes to terminate the agreement.

     As described in Note 7, SPSS purchased LexiQuest in January 2002. Norman Nie was the Chairman of the Board of Directors of LexiQuest and owned less than 1% of LexiQuest common stock at the date of the acquisition.

     As described in Note 7, SPSS purchased netExs in June 2002. Jonathan Otterstatter, the Executive Vice President and Chief Technology Officer of SPSS, was a member of the Board of Managers of netExs. Mr. Otterstatter did not receive and will not receive any remuneration in connection with this transaction.

(19) RESTRUCTURING

     During the quarter ended September 30, 2002, the Company implemented a restructuring plan to reduce the Company's cost structure. The restructuring resulted in the Company recording $3,700 consisting primarily of the layoff of approximately 145 employees in the sales, marketing and administrative functions, and approximately $600 of lease terminations and other costs incurred in closing the Miami office. As of December 31, 2002 and 2003, $227 and $0, respectively of the restructuring charge remains in accrued liabilities.

                           SPSS INC. AND SUBSIDIARIES

(20) UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and Notes and "Management's discussion and Analysis of Financial Condition and Results of Operations". This information has been derived from unaudited consolidated financial statement of SPSS that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. This selected quarterly information has been restated for the first fiscal quarters in 2003 from previously reported information filed on Form 10-Q, and for all quarters of 2002 and 2001 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results as discussed in Note 22. These restatement adjustments are described in Note 22 for the respective annual periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

     We have not amended our annual reports on Form 10-K or quarterly reports on Form 10-Q for the quarterly periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report, and the financial statements and related financial information contained in such reports should no longer be relied upon.

                           SPSS INC. AND SUBSIDIARIES

                                   MARCH 31,                     MARCH 31,       JUNE 30,                      JUNE 30,
                                     2002        ADJUSTMENTS       2002            2002        ADJUSTMENTS       2002
                                 -------------   -----------   -------------   -------------   -----------   -------------
                                 (AS REPORTED)                 (AS RESTATED)   (AS REPORTED)                 (AS RESTATED)
                                                (IN THOUSANDS, EXCEPT PERCENTAGE, SHARE AND PER SHARE DATA)
Net revenues:
License Fees...................     $21,604        $ 1,343        $22,947         $22,623        $  (832)       $21,791
Maintenance....................      19,783           (128)        19,655          20,906           (235)        20,671
Services.......................       8,223             28          8,251           9,464             28          9,492
                                    -------        -------        -------         -------        -------        -------
  Net revenues.................      49,610          1,243         50,853          52,993         (1,039)        51,954
Operating expenses:
Cost of license and maintenance
  revenues.....................       5,848         (1,225)         4,623           5,419           (860)         4,559
Cost of license and maintenance
  revenues -- software
  write-offs...................          --                            --              --                            --
Sales and marketing............      30,754          2,375         33,129          30,627          2,375         33,002
Research and development.......       8,108                         8,108          11,994                        11,994
General and
  administrative(a)............       5,960           (204)         5,756           4,384             71          4,455
Special general and
  administrative(b)............       1,655                         1,655           1,537                         1,537
Merger-related(c)..............       1,903                         1,903             357                           357
Illumitek shut-down charges....          --                            --              --                            --
Acquired in-process
  technology(d)................         150                           150              --                            --
                                    -------        -------        -------         -------        -------        -------
  Operating expenses...........      54,378            946         55,324          54,318          1,586         55,904
                                    -------        -------        -------         -------        -------        -------
Operating income (loss)........      (4,768)           297         (4,471)         (1,325)        (2,625)        (3,950)
Other income (expenses)(e).....         101                           101             830                           830
                                    -------        -------        -------         -------        -------        -------
Income (loss) before income
  taxes and minority
  interest.....................      (4,667)           297         (4,370)           (495)        (2,625)        (3,120)
Income tax expense (benefit)...      (1,680)           797           (883)           (178)        (1,018)        (1,196)
                                    -------        -------        -------         -------        -------        -------
Income (loss) before minority
  interest.....................      (2,987)          (500)        (3,487)           (317)        (1,607)        (1,924)
Minority interest..............         439                           439              58                            58
                                    -------        -------        -------         -------        -------        -------
Net income (loss)..............     $(2,548)       $  (500)       $(3,048)        $  (259)       $(1,607)       $(1,866)
                                    =======        =======        =======         =======        =======        =======
Basic net income (loss) per
  share........................     $ (0.15)         (0.03)       $ (0.18)        $ (0.02)         (0.09)       $ (0.11)
Diluted net income (loss) per
  share........................     $ (0.15)         (0.03)       $ (0.18)        $ (0.02)         (0.09)       $ (0.11)
Shares used in basic per
  share........................      16,782                        16,782          16,821                        16,821
Shares used in diluted per
  share........................      16,782                        16,782          16,821                        16,821

                           SPSS INC. AND SUBSIDIARIES


                         SEPT. 30,                 SEPT. 30,   DEC. 31,                 DEC. 31,
                           2002                      2002        2002                     2002
                         ---------   -----------   ---------   --------   -----------   --------
                         REPORTED    ADJUSTMENTS   RESTATED    REPORTED   ADJUSTMENTS   RESTATED
                               (IN THOUSANDS, EXCEPT PERCENTAGE, SHARE AND PER SHARE DATA)
Net revenues:
  License Fees.........   $21,809      $   880      $22,689    $26,078      $  (442)    $25,636
  Maintenance..........    22,216         (638)      21,578     20,449         (872)     19,577
  Services.............     8,641           28        8,669      7,504           20       7,524
                          -------      -------      -------    -------      -------     -------
    Net revenues.......    52,666          270       52,936     54,031       (1,294)     52,737
Operating expenses:
  Cost of license and
    maintenance
    revenues...........     4,185         (811)       3,374      5,748         (608)      5,140
  Cost of license and
    maintenance
   revenues -- software
    write-offs.........     5,751                     5,751         --          177         177
  Sales and
    marketing..........    30,567        2,375       32,942     28,855        2,375      31,230
  Research and
    development........    11,322           --       11,322     10,200           --      10,200
  General and
   administrative(a)...     3,063          811        3,874      3,844          103       3,947
  Special general and
   administrative(b)...     4,663           --        4,663      1,182           --       1,182
  Merger-related(c)....        --           --           --         --           --          --
  Illumitek shut-down
    charges............       518           --          518         --           --          --
  Acquired in-process
    technology(d)......        --           --           --         --           --          --
                          -------      -------      -------    -------      -------     -------
    Operating
      expenses.........    60,069        2,375       62,444     49,829        2,047      51,876
                          -------      -------      -------    -------      -------     -------
Operating income
  (loss)...............    (7,403)      (2,105)      (9,508)     4,202       (3,341)        861
Other income
  (expenses)(e)........       189                       189     (1,450)       1,019        (431)
                          -------      -------      -------    -------      -------     -------
Income (loss) before
  income taxes and
  minority interest....    (7,214)      (2,105)      (9,319)     2,752       (2,322)        430
Income tax expense
  (benefit)............    (2,897)        (817)      (3,714)     3,527        3,144       6,671
                          -------      -------      -------    -------      -------     -------
Income (loss) before
  minority interest....    (4,317)      (1,288)      (5,605)      (775)      (5,466)     (6,241)
Minority interest......        --           --           --         --           --          --
                          -------      -------      -------    -------      -------     -------
Net income (loss)......   $(4,317)     $(1,288)     $(5,605)   $  (775)     $(5,466)    $(6,241)
                          =======      =======      =======    =======      =======     =======
Basic net income (loss)
  per share............   $ (0.26)     $ (0.07)     $ (0.33)   $ (0.05)     $ (0.31)    $ (0.36)
Diluted net income
  (loss) per share.....   $ (0.26)     $ (0.07)     $ (0.33)   $ (0.05)     $ (0.31)    $ (0.36)
Shares used in basic
  per share............    16,840           --       16,840     17,103           --      17,103
Shares used in diluted
  per share............    16,840           --       16,840     17,103           --      17,103

                                  FULL YEAR 2002
                         ---------------------------------

                         REPORTED   ADJUSTMENTS   RESTATED
                         (IN THOUSANDS, EXCEPT PERCENTAGE, SHARE AND PER SHARE DATA)
Net revenues:
  License Fees.........  $ 92,114     $   949     $ 93,063
  Maintenance..........    83,354      (1,873)      81,481
  Services.............    33,832         104       33,936
                         --------     -------     --------
    Net revenues.......   209,300        (820)     208,480
Operating expenses:
  Cost of license and
    maintenance
    revenues...........    21,200      (3,504)      17,696
  Cost of license and
    maintenance
   revenues -- software
    write-offs.........     5,751         177        5,928
  Sales and
    marketing..........   120,803       9,500      130,303
  Research and
    development........    41,624          --       41,624
  General and
   administrative(a)...    17,251         781       18,032
  Special general and
   administrative(b)...     9,037          --        9,037
  Merger-related(c)....     2,260          --        2,260
  Illumitek shut-down
    charges............       518          --          518
  Acquired in-process
    technology(d)......       150          --          150
                         --------     -------     --------
    Operating
      expenses.........   218,594       6,954      225,548
                         --------     -------     --------
Operating income
  (loss)...............    (9,294)     (7,774)     (17,068)
Other income
  (expenses)(e)........      (330)      1,019          689
                         --------     -------     --------
Income (loss) before
  income taxes and
  minority interest....    (9,624)     (6,755)     (16,379)
Income tax expense
  (benefit)............    (1,228)      2,106          878
                         --------     -------     --------
Income (loss) before
  minority interest....    (8,396)     (8,861)     (17,257)
Minority interest......       497          --          497
                         --------     -------     --------
Net income (loss)......  $ (7,899)    $(8,861)    $(16,760)
                         ========     =======     ========
Basic net income (loss)
  per share............  $  (0.47)    $ (0.52)    $  (0.99)
Diluted net income
  (loss) per share.....  $  (0.47)    $ (0.52)    $  (0.99)
Shares used in basic
  per share............    16,887          --       16,887
Shares used in diluted
  per share............    16,887          --       16,887

                           SPSS INC. AND SUBSIDIARIES

                                                MAR. 31,                 MAR. 31,   JUNE 30,                 JUNE 30,
                                                  2003                     2003       2003                     2003
                                                --------   -----------   --------   --------   -----------   --------
                                                REPORTED   ADJUSTMENTS   RESTATED   REPORTED   ADJUSTMENTS   RESTATED
                                                     (IN THOUSANDS, EXCEPT PERCENTAGE, SHARE AND PER SHARE DATA)
Net revenues:
  License Fees................................  $19,188      $ 2,207     $21,395    $21,405      $  (295)    $21,110
  Maintenance.................................   21,427       (3,103)     18,324     21,573       (1,111)     20,462
  Services....................................    8,435           --       8,435      8,349          (18)      8,331
                                                -------      -------     -------    -------      -------     -------
    Net revenues..............................   49,050         (896)     48,154     51,327       (1,424)     49,903
Operating expenses:
  Cost of license and maintenance revenues....    3,822         (816)      3,006      3,940         (859)      3,081
  Cost of license and maintenance revenues --
    software write-offs.......................       --           --          --         --           --          --
  Sales and marketing.........................   28,354        2,375      30,729     28,089        2,375      30,464
  Research and development....................   10,927           --      10,927     10,999           --      10,999
  General and administrative(a)...............    3,954           97       4,051      4,619           97       4,716
  Special general and administrative(b).......       --           --          --         --           --          --
  Merger-related(c)...........................       --           --          --         --           --          --
  Illumitek shut-down charges.................       --           --          --         --           --          --
  Acquired in-process technology(d)...........       --           --          --         --           --          --
                                                -------      -------     -------    -------      -------     -------
    Operating expenses........................   47,057        1,656      48,713     47,647        1,613      49,260
                                                -------      -------     -------    -------      -------     -------
Operating income (loss).......................    1,993       (2,552)       (559)     3,680       (3,037)        643
Other income (expenses)(e)....................      134          233         367       (173)         208          35
                                                -------      -------     -------    -------      -------     -------
Income (loss) before income taxes and minority
  interest....................................    2,127       (2,319)       (192)     3,507       (2,829)        678
Income tax expense (benefit)..................      766         (900)       (134)     1,262       (1,097)        165
                                                -------      -------     -------    -------      -------     -------
Income (loss) before minority interest........    1,361       (1,419)        (58)     2,245       (1,732)        513
Minority interest.............................       --           --          --         --           --          --
                                                -------      -------     -------    -------      -------     -------
Net income (loss).............................  $ 1,361      $(1,419)    $   (58)   $ 2,245      $(1,732)    $   513
                                                =======      =======     =======    =======      =======     =======
Basic net income (loss) per share.............  $  0.08      $ (0.08)    $  0.00    $  0.13      $ (0.10)    $  0.03
Diluted net income (loss) per share...........  $  0.08      $ (0.08)    $  0.00    $  0.13      $ (0.10)    $  0.03
Shares used in basic per share................   17,228           --      17,228     17,272           --      17,272
Shares used in diluted per share..............   17,281          (53)     17,228     17,757         (362)     17,395

                           SPSS INC. AND SUBSIDIARIES

                                                   SEPT. 30,                  SEPT. 30,    DEC. 31,      FULL
                                                      2003      ADJUSTMENTS      2003        2003     YEAR 2003
                                                   ----------   -----------   ----------   --------   ----------
                                                   (REPORTED)                 (RESTATED)
                                                    (IN THOUSANDS, EXCEPT PERCENTAGE, SHARE AND PER SHARE DATA)
Net revenues:
  License Fees...................................   $21,483       $1,309       $22,792     $26,176     $ 91,473
  Maintenance....................................    22,397         (981)       21,416      23,355       83,557
  Services.......................................     8,227          111         8,338       8,233       33,337
                                                    -------       ------       -------     -------     --------
    Net revenues.................................    52,107          439        52,546      57,764      208,367
Operating expenses:
  Cost of license and maintenance revenues.......     4,040         (861)        3,179       5,093       14,359
  Cost of license and maintenance
    revenues -- software write-offs..............        --           --            --       1,961        1,961
  Sales and marketing............................    28,287        2,375        30,662      31,599      123,454
  Research and development.......................    10,537                     10,537      11,704       44,167
  General and administrative(a)..................     4,691          185         4,876       4,551       18,194
  Special general and administrative(b)..........        --           --            --       6,104        6,104
  Merger-related(c)..............................        --           --            --          --           --
  Illumitek shut-down charges....................        --           --            --          --           --
  Acquired in-process technology(d)..............        --           --            --          --           --
                                                    -------       ------       -------     -------     --------
    Operating expenses...........................    47,555        1,699        49,254      61,012      208,239
                                                    -------       ------       -------     -------     --------
Operating income (loss)..........................     4,552       (1,260)        3,292      (3,248)         128
Other income (expenses)(e).......................       682          183           865       9,066       10,333
                                                    -------       ------       -------     -------     --------
Income (loss) before income taxes and minority
  interest.......................................     5,234       (1,077)        4,157       5,818       10,461
Income tax expense (benefit).....................     1,883         (418)        1,465        (349)       1,147
                                                    -------       ------       -------     -------     --------
Income (loss) before minority interest...........     3,351         (659)        2,692       6,167        9,314
Minority interest................................        --           --            --          --           --
                                                    -------       ------       -------     -------     --------
Net income (loss)................................   $ 3,351       $ (659)      $ 2,692     $ 6,167     $  9,314
                                                    =======       ======       =======     =======     ========
Basic net income (loss) per share................   $  0.19       $ 0.03       $  0.16     $  0.35     $   0.54
                                                    =======       ======       =======     =======     ========
Diluted net income (loss) per share..............   $  0.19       $ 0.04       $  0.15     $  0.34     $   0.53
                                                    =======       ======       =======     =======     ========
Shares used in basic per share...................    17,331                     17,331      17,679       17,351
                                                    =======                    =======     =======     ========
Shares used in diluted per share.................    18,058                     18,058      18,103       17,562
                                                    =======                    =======     =======     ========

---------------

(a)  Includes provision for estimated uncollectible accounts receivable.

(b) Includes costs primarily related to professional fees associated with the ShowCase, NetGenesis and Data Distilleries acquisitions that did not meet the definition of merger costs under established guidelines, costs associated with the reduction in workforce and the write-down of obsolete internal use software.

(c) Includes costs, related to a 2001 acquisition accounted for as a pooling of interests, such as investment banking and other professional fees, employee severance and costs of closing excess office facilities and certain expenses associated with the closing of other acquisitions.

(d) Includes costs related to acquired in-process technology in conjunction with business combinations accounted for as purchases.

(e) Includes gain of $8,577 on the divestiture of Sigma-series product line in December 2003. See Note 7.

                           SPSS INC. AND SUBSIDIARIES

(21) SALES, MARKETING AND SERVICES

     The Company makes payments to AOL for sample surveys and services pursuant to agreement with AOL effective October 2001 and as amended October 2003 (See
Note 7). Included in "Sales, marketing and services" were payments to AOL for survey and services of $2,375 in 2001, $9,500 in 2002 and $7,847 in 2003. The
increase in 2002 from 2001 resulted from 12 months of costs in 2002 compared with 3 months in 2001 due to initiation of the service agreement with AOL effective October 2001. The decrease in 2003 from 2002 reflected the terms of the amended agreement with AOL effective October 2003.

(22) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     On March 15, 2004, SPSS announced that in connection with its October 2003 amended agreement with America Online, Inc. (AOL), the Company changed the accounting for its original October 2001 transaction with AOL by expensing substantially all AOL payments as incurred. As a result, the original transaction would be accounted for on a basis consistent with the amended AOL agreement and the Company would restate its financial results for fiscal years 2001, 2002 and the first three quarters of 2003.

     On March 30, 2004, SPSS announced that while completing the AOL restatement it discovered errors in its deferred revenue accounts in the 2001 and 2002 fiscal years. The Company subsequently identified other errors in its deferred revenue accounts in the fourth quarter of 2000 and the first three quarters of 2003. In addition, SPSS announced that it would record income tax expense associated with deemed dividend income relating to certain cash transfers from its international subsidiaries during the fourth quarter of 2002.

     SPSS went on to conduct additional examinations that resulted in various adjustments between 1999 and 2003 including, among other items, adjustments to the Company's income tax provisions and a change in the recognition of license fee revenues from transactions completed by the Company's distribution partners to account for its implied post contract support (PCS) obligations in such transactions.

 AMERICA ONLINE (AOL) TRANSACTION

     In its original October 2001 agreement with America Online (AOL), SPSS acquired certain operating assets and exclusive rights to provide researchers with survey respondents drawn from Opinionplace.com visitors throughout AOL's interactive properties. In October 2003, SPSS entered into an amended agreement with AOL. In connection with this amended agreement, the Company reviewed its accounting for the original agreement and restated its consolidated financial statements for the fiscal years ended December 31, 2001 and 2002 as well as the first three quarters of 2003 in this Form 10-K. This restatement reflects a change in the original purchase accounting for the transaction as the Company's reassessment determined that the forfeiture provisions of the original agreement were substantive and linked to services provided by AOL over the term of the agreement. It was therefore determined that certain future payments beyond the initial transaction date totaling $38.0 million represented payments for the survey sample and other services that were not fixed and should not have been allocated to goodwill and intangible assets as treated in the original accounting. In its restated financial statements, the Company assigned only the nonforfeitable cash and equity consideration at October 2001 totaling $4.0 million to the purchase consideration and expensed, as incurred, the remaining consideration as costs associated with AOL's provision of survey sample and other services. The purchase price allocation was restated to assign value of $2.0 million to the purchased software and the remaining $2.0 million to goodwill. The effect of this restatement increased expense by $2,179, $5,349, and $3,586 in 2001, 2002, and 2003, respectively.

  INCOME TAX EXPENSE

     SPSS recorded income tax expense of $1,369 related to obligations associated with deemed dividend income caused by certain cash transfers from its international subsidiaries to the United States during the

                           SPSS INC. AND SUBSIDIARIES
fourth quarter of 2002. Such amounts were not previously recorded in 2002. After further review of its provisions for income tax, the Company increased income tax expense in 2001 and 2002 by $1,888 and $3,358, respectively. This additional income tax expense related to the identification of additional non-deductible expenses in 2001 and 2002 as well as losses in foreign offices for which a previously recorded income tax benefit should not have been recorded in 2002. Adjustments were also made to the provisions for income tax to account for the effects of the restatements at the applicable statutory tax rates.

 ERRORS IN DEFERRED REVENUE RECOGNITION

     During the 2001 and 2002 fiscal years as well as the first three quarters of 2003, SPSS made errors in calculating its deferred revenue accounts. SPSS overstated revenues in fiscal years 2001, 2002, and the first three quarters of 2003 by $3,010, $818, and $1,881, respectively, by incorrectly adjusting its deferred revenue liability on a quarterly basis from the fourth quarter of 2000 through the third quarter of 2003.

 LICENSE FEE REVENUES FROM DISTRIBUTION PARTNERS

     The Company licenses third-parties to distribute SPSS products in certain territories internationally or as value-added resellers worldwide. License fees received by SPSS from transactions made by such distribution partners had previously been recognized when these transactions were reported, as the partners are responsible for providing related maintenance services, including end-user support and software updates. During the restatement process it was determined that SPSS had implied post contract support (PCS) obligations to the customers of its distribution partners because by practice SPSS provided these partners with updates of SPSS products when and if developed. Because the Company cannot establish vendor specific objective evidence (VSOE) of fair value of these implied maintenance arrangements, the Company recognized the related license fee ratably over the term of the arrangements beginning when transactions are reported to the Company by its distribution partners and when all revenue recognition criteria are met. The effect of this restatement reduced total revenues by $2 and $967 in 2002 and 2003, respectively, and increased total revenues in 2001 by $509.

 OTHER ADJUSTMENTS

     Following the review and the determination to restate its financial statements, SPSS performed additional procedures to ensure the accuracy of its financial information. These additional procedures included a further review of internal documents, tests of certain system controls, cut-off procedures and a review of revenue transactions and other cost and expense accounts. As a result, the Company made various adjustments in 2003 and prior periods, including the correction of errors that were previously not recorded because in each case and in aggregate it was believed the amount of any such error was not material to the Company's consolidated financial statements. These adjustments included modifications to the purchase accounting for the Company's acquisition of NetGenesis Corporation in December 2001, a change in the accounting associated with the purchase by SPSS of certain publication rights in September 2001, accounting for stock options given to a consultant, and corrections of certain out-of-period expenses and reclassifications of other expenses. The effect of these adjustments increased expense by $675 and $586 in 2001 and 2002, respectively, and reduced operating expense by $37 in 2003. SPSS also made certain revenue, expense and balance sheet reclassifications.

     The effect of these changes on the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows are set forth below.

                           SPSS INC. AND SUBSIDIARIES

                                   SPSS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        DECEMBER 31,                  DECEMBER 31,    DECEMBER 31,                  DECEMBER 31,
                                            2001        ADJUSTMENTS       2001            2002        ADJUSTMENTS       2002
                                        -------------   -----------   -------------   -------------   -----------   -------------
                                        (AS REPORTED)                 (AS RESTATED)   (AS REPORTED)                 (AS RESTATED)
                                                             ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............    $ 21,400       $     --       $ 21,400        $ 15,589       $ (1,099)      $ 14,490
 Marketable securities................       9,792             --          9,792              --             --             --
 Accounts receivable(7)...............      50,086           (474)        49,612          49,917           (474)        49,443
 Inventories, net(8)..................       3,217            (93)         3,124           2,775            (93)         2,682
 Deferred income taxes(5).............      22,200            661         22,861          13,962            481         14,443
 Prepaid income taxes(5)..............       3,659           (337)         3,322           4,537         (4,537)            --
 Other current assets(3)..............       6,301           (167)         6,134           7,963            352          8,315
                                          --------       --------       --------        --------       --------       --------
   Total current assets...............     116,655           (410)       116,245          94,743         (5,370)        89,373
                                          --------       --------       --------        --------       --------       --------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
 at cost:
Net property, equipment and leasehold
 improvements.........................      33,382            (81)        33,301          37,630           (163)        37,467
                                          --------       --------       --------        --------       --------       --------
Restricted cash.......................       2,080             --          2,080           1,594             --          1,594
Capitalized software development
 costs, net of accumulated
 amortization.........................      28,338           (614)        27,724          27,629           (957)        26,672
Goodwill, net of accumulated
 amortization(1)......................      45,110        (16,936)        28,174          53,560        (15,753)        37,807
Intangibles, net(2)...................      18,825        (15,200)         3,625          14,153        (12,068)         2,085
Deferred income taxes(5)..............          --             --             --          11,116          1,730         12,846
Other assets..........................       5,780           (890)         4,890           6,665           (890)         5,775
                                          --------       --------       --------        --------       --------       --------
                                          $250,170       $ 34,131       $216,039        $247,090       $(33,471)      $213,619
                                          ========       ========       ========        ========       ========       ========


                                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable........................    $  1,175       $     --       $  1,175        $  2,500       $     --       $  2,500
 Accounts payable.....................       9,786           (118)         9,668          11,764           (118)        11,646
 Merger consideration(3)..............       3,379         (3,379)            --           7,250         (7,250)            --
 Other accrued liabilities(4).........      26,795           (997)        25,798          27,138            (90)        27,048
 Income taxes payable(5)..............       2,757           (444)         2,313           5,034           (444)         4,590
 Deferred revenues(6).................      47,145          7,839         54,984          43,603          9,162         52,765
                                          --------       --------       --------        --------       --------       --------
   Total current liabilities..........      91,037          2,901         93,938          97,289          1,260         98,549
                                          --------       --------       --------        --------       --------       --------
Deferred income taxes(5)..............       1,943           (606)         1,337              --             --             --
Merger consideration(3)...............      21,587        (21,587)            --          11,484        (11,484)            --
Other non-current liabilities.........       1,833             --          1,833             781             --            781
Non-current notes payable.............          --             --             --           6,000             --          6,000
Minority interest.....................         497             --            497              --             --             --
Liability to be settled on common
 stock subject to repurchase..........          --            563            563              --             --             --
Common Stock subject to repurchase....          --          2,809          2,809              --          6,296          6,296
STOCKHOLDERS' EQUITY:
 Common Stock.........................         167             --            167             172             --            172
 Additional paid-in-capital(3)........     146,099         (8,445)       137,654         147,926         (8,535)       139,391
 Deferred compensation................          --           (435)          (435)             --           (625)          (625)
 Accumulated other comprehensive
   loss...............................      (7,311)          (684)        (7,995)         (2,981)        (2,875)        (5,856)
 Retained earnings (accumulated
   deficit)...........................      (5,682)        (8,647)       (14,329)        (13,581)       (17,508)       (31,089)
                                          --------       --------       --------        --------       --------       --------
   Total stockholders' equity.........     133,273        (18,211)       115,062         131,536        (29,543)       101,993
                                          --------       --------       --------        --------       --------       --------
                                          $250,170       $(34,131)      $216,039        $247,090       $(33,471)      $213,619
                                          ========       ========       ========        ========       ========       ========

---------------

(1) Restated to reduce goodwill related to the AOL transaction to $2 million
(2) Restated for elimination of AOL sample intangible
(3) Restated to eliminate future AOL survey sample consideration
(4) Restated to accrue for service payments due AOL
(5) Restated to reflect tax adjustments as a result of restatement
(6) Restated to reflect deferred revenue adjustments
(7) Restated to reflect write off of account receivable
(8) Restated to reflect write off of inventory

                           SPSS INC. AND SUBSIDIARIES

                                   SPSS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31, 2001
                                         ---------------------------------------------------------------------------
                                                              DISTRIBUTION
                                            AS                  PARTNER      DEFERRED                          AS
                                         REPORTED     AOL       REVENUE      REVENUE     TAXES     OTHER    RESTATED
                                         --------   -------   ------------   --------   -------   -------   --------
Net revenues:
License(4).............................  $ 84,526   $             $509       $ 4,972    $         $         $ 90,007
Maintenance(4).........................    66,657                             (7,305)                         59,352
Service................................    25,373                               (677)                         24,696
                                         --------   -------       ----       -------    -------   -------   --------
Net revenues...........................   176,556                  509        (3,010)                        174,055
Operating expenses:
Cost of license and maintenance
  revenues(5)..........................    16,198                                                     957     17,155
Cost of license and maintenance
  revenues -- software write-offs......     3,637                                                              3,637
Sales marketing and services(1)........   112,027     2,375                                                  114,402
Research and development...............    32,305                                                             32,305
General and administrative(5)..........    11,208                                                     476     11,684
Provision for doubtful accounts........     2,372                                                              2,372
Special general and administrative
  charges..............................    14,739                                                             14,739
Merger related(5)......................    10,139                                                  (1,058)     9,081
Illumitek shut-down charges............        --                                                                 --
Acquired in-process technology.........     2,288                                                              2,288
                                         --------   -------       ----       -------    -------   -------   --------
Operating expenses.....................   204,913     2,375                                           375    207,663
                                         --------   -------       ----       -------    -------   -------   --------
Operating loss.........................   (28,357)   (2,375)       509        (3,010)                (375)   (33,608)
                                         --------   -------       ----       -------    -------   -------   --------
Other income (expense):
Net interest and investment
  expense(2)...........................      (400)      196                                                     (204)
Other..................................      (821)                                                   (300)    (1,121)
                                         --------   -------       ----       -------    -------   -------   --------
Other income (expense)(5)..............    (1,221)      196                                          (300)    (1,325)
                                         --------   -------       ----       -------    -------   -------   --------
Loss before income taxes and minority
  interest.............................   (29,578)   (2,179)       509        (3,010)                (675)   (34,933)
Income tax expense (benefit)(3)........    (7,986)     (845)       197        (1,167)     1,888      (264)    (8,177)
                                         --------   -------       ----       -------    -------   -------   --------
Loss before minority interest..........   (21,592)   (1,334)       312        (1,843)    (1,888)     (411)   (26,756)
Minority interest......................       360                                                                360
                                         --------   -------       ----       -------    -------   -------   --------
Net loss...............................  $(21,232)  $(1,334)      $312       $(1,843)   $(1,888)  $  (411)  $(26,396)
                                         ========   =======       ====       =======    =======   =======   ========
Basic net loss per share...............  $  (1.52)                                                          $  (1.90)
                                         ========                                                           ========
Diluted net loss per share.............  $  (1.52)                                                          $  (1.90)
                                         ========                                                           ========
Shares used in computing basic net loss
  per share............................    13,927                                                             13,927
                                         ========                                                           ========
Shares used in computing diluted net
  loss per share.......................    13,927                                                             13,927
                                         ========                                                           ========

---------------

(1) Restated to reflect expensing of AOL services costs

(2) Restated to reflect reduction of merger consideration and elimination of imputed interest expense

(3) Restated to reflect tax adjustments as a result of restatement

(4) Restated to reflect deferred revenue adjustments

(5) Restated to adjust the accounting related to the Company's acquisition of NetGenesis Corporation in December 2001, the purchase of certain publication rights in September 2001, stock options granted to a consultant during 2001 and 2002 and certain expense accruals.

                           SPSS INC. AND SUBSIDIARIES

                                   SPSS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31, 2002
                                           ----------------------------------------------------------------------------
                                              AS                 DISTRIBUTION     DEFERRED                        AS
                                           REPORTED     AOL     PARTNER REVENUE   REVENUE     TAXES    OTHER   RESTATED
                                           --------   -------   ---------------   --------   -------   -----   --------
Net revenues:
License(5)...............................  $ 92,114   $              $ (2)        $   951    $         $       $ 93,063
Maintenance(5)...........................    83,354                                (1,873)                       81,481
Service..................................    33,832                                   104                        33,936
                                           --------   -------        ----         -------    -------   -----   --------
Net revenues.............................   209,300                    (2)           (818)                      208,480
Operating expenses:
Cost of license and maintenance revenues
  (1)(6).................................    21,200    (3,132)                                          (372)    17,696
Cost of license and maintenance
  revenues -- software write-offs(6).....     5,751                                                      177      5,928
Sales marketing and services(2)..........   120,803     9,500                                                   130,303
Research and development.................    41,624                                                              41,624
General and administrative(6)............    16,382                                                      781     17,163
Provision for doubtful accounts..........       869                                                                 869
Special general and administrative
  charges................................     9,037                                                               9,037
Merger related(6)........................     2,260                                                               2,260
Illumitek shut-down charges..............       518                                                                 518
Acquired in-process technology...........       150                                                                 150
                                           --------   -------        ----         -------    -------   -----   --------
Operating expenses.......................   218,594     6,368                                            586    225,548
                                           --------   -------        ----         -------    -------   -----   --------
Operating loss...........................    (9,294)   (6,368)         (2)           (818)              (586)   (17,068)
                                           --------   -------        ----         -------    -------   -----   --------
Other income (expense):
Net interest and investment expense(3)...    (1,082)    1,019                                                       (63)
Other....................................       752                                                                 752
                                           --------   -------        ----         -------    -------   -----   --------
Other income (expense)(6)................      (330)    1,019                                                       689
                                           --------   -------        ----         -------    -------   -----   --------
Loss before income taxes and minority
  interest...............................    (9,624)   (5,349)         (2)           (818)              (586)   (16,379)
Income tax expense (benefit)(4)..........    (1,228)   (2,075)         (1)           (317)     4,727    (228)       878
                                           --------   -------        ----         -------    -------   -----   --------
Loss before minority interest............    (8,396)   (3,274)         (1)           (501)    (4,727)   (358)   (17,257)
Minority interest........................       497                                                                 497
                                           --------   -------        ----         -------    -------   -----   --------
Net loss.................................  $ (7,899)  $(3,274)       $ (1)        $  (501)   $(4,727)  $(358)  $(16,760)
                                           ========   =======        ====         =======    =======   =====   ========
Basic net loss per share.................  $  (0.47)                                                           $  (0.99)
                                           ========                                                            ========
Diluted net loss per share...............  $  (0.47)                                                           $  (0.99)
                                           ========                                                            ========
Shares used in computing basic net loss
  per share..............................    16,887                                                              16,887
                                           ========                                                            ========
Shares used in computing diluted net loss
  per share..............................    16,887                                                              16,887
                                           ========                                                            ========

---------------

(1) Restated to eliminate amortization of AOL sample intangible asset

(2) Restated to reflect expensing of AOL services costs

(3) Restated to reflect reduction of merger consideration and elimination of imputed interest expense

(4) Restated to reflect tax adjustments as a result of restatement

(5) Restated to reflect deferred revenue adjustments

(6) Restated to adjust the accounting related to the Company's acquisition of NetGenesis Corporation in December 2001, the purchase of certain publication rights in September 2001, stock options granted to a consultant during 2001 and 2002 and certain expense accruals.

                           SPSS INC. AND SUBSIDIARIES

                                                                      YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------------------------
                                        2001         ADJUSTMENTS       2001              2002         ADJUSTMENTS       2002
                                  ----------------   -----------   -------------   ----------------   -----------   -------------
                                  (AS REPORTED)(8)                 (AS RESTATED)   (AS REPORTED)(8)                 (AS RESTATED)
                                  ----------------                 -------------   ----------------                 -------------
Cash flows from operating
 activities:
Net loss(1).....................     $ (21,232)        $(4,620)      $ (25,852)        $ (7,899)        $(8,861)      $(16,760)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
 Depreciation and
   amortization(2)..............        13,688             101          13,789           17,522          (3,172)        14,350
 Deferred income taxes(3).......       (11,413)             73         (11,340)          (4,821)           (944)        (5,765)
 Write-off of acquired
   in-process technology........         2,288                           2,288              150                            150
 Write-off of technology made
   redundant as a result of
   acquisition..................         3,637                           3,637            5,751                          5,751
 Write-off of internal use
   software.....................         4,160                           4,160               --              --             --
 Concurrent purchase and sale of
   software.....................        (2,680)                         (2,680)             (42)                           (42)
 Noncash survey expenses(4).....            --             562             562               --           2,250          2,250
 Write down of cost-basis
   investment...................         1,233                           1,233               --                             --
 Changes in assets and
   liabilities, net of effects
   of acquisitions:
 Accounts receivable............        23,085                          23,085            1,296                          1,296
 Inventories....................           719              93             812              458                            458
 Prepaids and other assets......            --           1,735           1,735               --          (1,976)        (1,976)
 Restricted cash................        (2,080)                         (2,080)             486                            486
 Accounts payable...............          (563)                           (563)           1,578                          1,578
 Accrued expenses(5)............         3,918          (1,072)          2,846           (3,665)            908         (2,757)
 Accrued income taxes(3)........        (4,918)           (206)         (5,124)            (263)          5,980          5,717
 Deferred revenue(7)............         2,878           1,655           4,533           (3,207)          1,323         (1,884)
 Other(5).......................         2,788            (134)          2,654             (124)         (3,857)        (3,981)
                                     ---------         -------       ---------         --------         -------       --------
Net cash provided by (used in)
 operating activities...........        15,508          (1,813)         13,695            7,220          (8,349)        (1,129)
                                     ---------         -------       ---------         --------         -------       --------
Cash flows from investing
 activities:
 Capital expenditures, net......       (14,743)                        (14,743)         (12,859)                       (12,859)
 Purchase of marketable
   securities...................      (116,764)                       (116,764)              --                             --
 Proceeds from maturities and
   sale of marketable
   securities...................       127,620                         127,620            9,792                          9,792
 Capitalized software
   development costs............       (18,592)                        (18,592)         (11,246)            177        (11,069)
 Consideration for AOL
   transaction(6)...............        (2,813)          1,813          (1,000)          (7,250)          7,250             --
 Consideration for
   acquisitions.................        (2,827)                         (2,827)          (3,500)                        (3,500)
 Cash received in merger with
   NetGenesis...................        13,908                          13,908               --                             --
 Illumitek cash upon
   consolidation................           153                             153               --                             --
 Other investing activities.....            --              --              --              675            (177)           498
                                     ---------         -------       ---------         --------         -------       --------
Net cash used in investing
 activities.....................       (14,058)          1,813         (12,245)         (24,388)          7,250        (17,138)
                                     ---------         -------       ---------         --------         -------       --------
Cash flows from financing
 activities:
 Net (repayments) borrowings
   under line-of-credit
   agreements...................       (14,825)                        (14,825)           7,325                          7,325
 Proceeds from issuance of
   common stock.................         7,287                           7,287            1,682                          1,682
                                     ---------         -------       ---------         --------         -------       --------
Net cash provided by (used in)
 financing activities...........        (7,538)                         (7,538)           9,007                          9,007
                                     ---------         -------       ---------         --------         -------       --------
Effect of exchange rate on
 cash...........................          (399)                           (399)           2,350                          2,350
                                     ---------         -------       ---------         --------         -------       --------
Net change in cash and cash
 equivalents....................        (6,487)                         (6,487)          (5,811)         (1,099)        (6,910)
Cash and cash equivalents at
 beginning of period............        27,887                          27,887           21,400                         21,400
                                     ---------         -------       ---------         --------         -------       --------
Cash and cash equivalents at end
 of period......................     $  21,400         $             $  21,400         $ 15,589         $(1,099)      $ 14,490
                                     =========         =======       =========         ========         =======       ========

---------------

(1) Restated as discussed in consolidated statements of operations

(2) Restated for elimination of AOL sample intangible asset

(3) Restated to reflect income tax adjustments as a result of restatement

(4) Restated to reflect expensing of AOL survey costs

(5) Restated to eliminate future survey sample consideration due to AOL

                           SPSS INC. AND SUBSIDIARIES

(6) Restated to reflect AOL payments as operating expenses

(7) Restated to reflect deferred revenue adjustments

(8) Certain amounts reclassified to conform to 2003 reporting

(23) SUBSEQUENT EVENTS

 LEGAL MATTERS

     SPSS has been named as a defendant in a lawsuit filed on or about May 14, 2004 in the United States District Court for the Northern District of Illinois, under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04C3427. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint seeks to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. Neither SPSS nor the individual defendants have responded to the complaint as of the date of this filing. SPSS and the other defendants believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint.

 DATA DISTILLERIES

     Under the terms of the November 4, 2003 Stock Purchase Agreement with Data Distilleries, the Company was obligated to file a Registration Statement on Form S-3 to register the potential resale of the 281,830 shares issued to Data Distilleries shareholders in the transaction. Because the Company's 2003 10-K was not timely filed, SPSS became ineligible to use Form S-3 and was not able to register the shares by the required April 2004 filing date. The Company fulfilled its obligation under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder the number of shares of SPSS common stock received by such shareholder in connection with this transaction. During April 2004, SPSS notified the former shareholders of the Company's inability to properly register these shares and through June 30, 2004, the Company repurchased all 281,830 shares at a cost of $5.4 million. During the second quarter of 2004, the Company will reflect the $5.4 million cash payout of these shares as a reduction to common stock subject to repurchase, which is recorded as temporary shareholders' equity in the SPSS consolidated balance sheet.

                                  SCHEDULE II
                                   SPSS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                                   ADDITIONS
                                                            -----------------------
                                              BALANCE AT    CHARGED TO   CHARGED TO     RESULTING                  BALANCE AT
                                             BEGINNING OF   COSTS AND      OTHER      FROM BUSINESS                  END OF
DESCRIPTION                                     PERIOD       EXPENSES     ACCOUNTS    COMBINATIONS    DEDUCTIONS     PERIOD
-----------                                  ------------   ----------   ----------   -------------   ----------   ----------
2001
Allowance for doubtful accounts, product
  returns, and cancellations...............     $3,542        $2,372       $7,284        $1,075        $10,223       $4,050
Inventory obsolescence reserve.............         26           120           --            --            111           35
2002
Allowance for doubtful accounts, product
  returns, and cancellations...............     $4,050        $  869       $5,674        $   --        $ 5,464       $5,129
Inventory obsolescence reserve.............         35           120           --            --             91           64
2003
Allowance for doubtful accounts, product
  returns, and cancellations...............     $5,129        $  421       $1,824        $   35        $ 3,774       $3,635
Inventory obsolescence reserve.............         64           680           --            --            532          212

                 See accompanying independent auditors' report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 2003.

ITEM 9A.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. SPSS has reviewed its internal control structure and these disclosure controls and procedures. In connection with this review, SPSS has established a compliance committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. The SPSS compliance committee is comprised of the Company's senior legal official, principal accounting officer, chief investor relations officer, principal risk management officer, and certain other members of the SPSS senior management.

     The Company's disclosure controls and procedures are not capable of preventing all instances of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. The Company's disclosure controls and procedures can be circumvented by the individual acts of some persons, by collusion or two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

     CEO and CFO Certifications. Attached as Exhibit 31.1 and 31.2 to this Annual Report on Form 10-K are certifications by the Company's CEO and CFO. These certificates are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This portion of the Company's Annual Report on Form 10-K describes the results of the Company's controls evaluation referred to in the Section 302 Certifications.

     Evaluation of the Company's Disclosure Controls and Procedures. SPSS Chief Executive Officer, Jack Noonan, and Chief Financial Officer, Edward Hamburg, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, as required by Rule 13a-15 of the Securities Exchange Act of 1934. This evaluation included a review of findings and advice from KPMG arising in conjunction with their audits recently completed that included the restatement of previously issued financial information (see Note 22 to the Company's Consolidated Financial Statements), and an independent investigation initiated by the Company's Audit Committee, each of which is described below.

     In connection with its audits of the Company's financial statements for 2003, 2002 and 2001, KPMG assessed the internal controls of the Company and its subsidiaries and advised the Company's Audit Committee that certain identified deficiencies collectively constituted a material control weakness (as defined by standards established by the Public Company Accounting Oversight Board (United States)). In its communications with the SPSS Audit Committee, KPMG stated that these deficiencies were related to:

     - Certain account reconciliation and review procedures;

     - Specific procedures in accounting for capitalized software development costs;

     - Revenue recognition policies and certain processes;

     - Certain processes in and documentation of accounting for income taxes;

     - The complex consolidation process and reconciliation of intercompany accounts;

     - Accounting and finance resources at two subsidiaries;

     - Segregation of duties in certain cash application tasks;

     - Timely completion of statutory filings in two foreign countries;

     - Document retention policies and procedures; and

     - Timely approval of stock option grants.

     The Company's management and Audit Committee have assumed a leadership role in assessing the underlying issues giving rise to the restatement and in ensuring proper steps have been and are being taken to improve the Company's control environment. The Company's management and Audit Committee took these actions in consultation with KPMG. Independent legal counsel to the Audit Committee and a forensic accounting firm performed an independent investigation into accounting issues with regard to accounting for deferred revenue that arose in connection with the restatement. That investigation found and concluded that the Company's finance and accounting personnel had made a number of accounting and arithmetic errors, and that there was no evidence of any fraud, intentional misconduct or concealment on the part of SPSS, its officers or its employees. That investigation also concluded that several of the accounting issues that arose in connection with the restatement were exacerbated by a difficult, three-year conversion of the Company's accounting and reporting software (including the Company's legacy general ledger system) to an Oracle Financials system, and several acquisition transactions accounted for using the purchase method of accounting, that taxed the Company's finance and accounting resources and personnel. The Audit Committee, however, also concluded that the Company's accounting, financial reporting and internal control functions needed improvement, including the Company's system of documenting transactions. The Audit Committee found that the Company's management has proactively identified a number of these issues during the past two years and has already addressed or is appropriately taking steps to address them.

     Actions Taken in Response to the Evaluation. As a result of the findings described above, in 2003 and 2004 the Company began implementing and is implementing the following actions to address the issues it identified in its evaluation of controls and procedures.

     - SPSS has sought to thoroughly understand the nature of the issues through discussions with KPMG and the independent counsel and forensic accountants engaged by the SPSS Audit Committee;

     - The Company's Audit Committee has exercised increased oversight over management's assessment of internal controls and response to control weaknesses in the above assessments;

     - SPSS has recruited and is recruiting new personnel to the finance organization, including an internal audit manager, who have expertise in financial controls, financial reporting and income tax to improve the quality and level of experience of the Company's finance organization;

     - SPSS is continuing to assess the adequacy of the accounting and financial reporting competence and leadership capabilities of personnel who have accounting and finance managerial responsibilities;

     - SPSS has hired a tax manager with U.S. and international tax experience, including eight years of service on the tax staff of a Big-Four accounting firm, to strengthen the Company's accounting and documentation for income taxes;

     - SPSS has adopted and is implementing formal standard financial policies and procedures and education and training of employees on policies and procedures in an effort to constantly improve internal controls and the control environment;

     - SPSS is formalizing all review and reconciliation processes by having reviewers timely sign their work as well as aggregate and file all reconciliations in a central file repository;

     - SPSS has established a committee to improve the Company's policies and procedures related to the documentation of criteria to support the technological feasibility of products.

     - SPSS began monitoring net realizable value calculations of capitalized software development costs on a quarterly basis (such monitoring had previously been done on an annual basis) through reviews by a person with knowledge of the Company's products and opportunities of product sales, including secondary products, to evaluate the appropriateness of capitalized software balances.

     - SPSS is in the process of improving and standardizing policies and procedures for revenue recognition across all Company locations.

     - SPSS had enhanced internal control mechanisms related to accounting for deferred revenue, which played a significant role in the discovery of the errors related to the Company's accounting for deferred revenue.

     - SPSS has adopted a formal process consisting of an in-depth review of the tax provision, including deferred tax accounts, on a quarterly basis.

     - SPSS has adopted a formal process to provide for a more controlled and organized consolidation, including a review of adjustments to ensure that prior period consolidating entries have been either properly carried forward or eliminated in the consolidation for the current period.

     - SPSS has implemented intercompany reconciliation procedures and is working to further validate, support and document the effects of changes in foreign currency on intercompany balances.

     - SPSS has transferred accounting responsibilities for the Company's market research business in the United States from the Company's Kilburn-United Kingdom office to its Chicago office to improve controls and the efficiency of monthly closings.

     - SPSS has implemented the SPSS Inc. Code of Business Conduct & Ethics (the "Code of Ethics") which is applicable to all of the SPSS directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions. The Code of Ethics satisfies, and in many respects exceeds, all of the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act. The Code of Ethics also satisfies, and in many respects exceeds, the listing standards established by the NASDAQ National Market, the exchange on which the Company's stock is listed. The Company has posted the Code of Ethics on its website at http://www.spss.com.

     - SPSS has made changes to the Company's organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support the Company's quarterly and annual statements.

     - SPSS is implementing an account reconciliation policy, which requires the monthly reconciliation of all balance sheet accounts and the use of standard methodology and templates for account reconciliations.

     SPSS believes that its disclosure controls and procedures have improved due to the scrutiny of such matters by its management and Audit Committee, its external auditors, and other persons the Company has engaged to assist it in assessing and improving its system of internal controls. SPSS believes that its controls and procedures will continue to improve as it completes the implementation of the actions described above.

     Based in part upon these changes, Mr. Noonan and Dr. Hamburg believe that as of the filing date of this Annual Report on Form 10-K, the Company's disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

     Other than as described above, there have been no changes in the Company's internal control over financial reporting identified in the evaluation that occurred during the Company's fourth quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   BOARD OF DIRECTORS AND MANAGEMENT OF SPSS

OFFICES AND DIRECTORS

     The following table shows information as of July 1, 2004 with respect to each person who is an executive officer or director of SPSS.

NAME                            AGE                         POSITION
----                            ---                         --------
Norman Nie....................  61    Chairman of the Board of Directors
Jack Noonan...................  56    Director, President and Chief Executive Officer
Edward Hamburg................  53    Executive Vice President, Corporate Operations, Chief
                                      Financial Officer, and Secretary
Brian Zanghi(4)...............  45    Executive Vice President and Chief Operating Officer
Jonathan Otterstatter.........  44    Executive Vice President and Chief Technology Officer
John Shap.....................  45    Senior Vice President, Worldwide Sales
Charles R. Whitchurch(2)......  57    Director
Merritt Lutz(1)(3)............  62    Director
Michael Blair(1)(2)...........  59    Director
Promod Haque(3)...............  56    Director
William Binch(1)(2)...........  64    Director
Kenneth Holec.................  49    Director

---------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Member of the Nominating Committee

(4) Mr. Zanghi resigned from his position as Executive Vice President and Chief Operating Officer effective July 1, 2004

     Norman Nie, Chairman of the Board and co-founder of SPSS, designed the original SPSS statistical software beginning in 1967 and has been a Director and Chairman of the Board since the Company's inception in 1975. He served as Chief Executive Officer of SPSS from 1975 to 1991. In addition to his current responsibilities as Chairman of the Board, Dr. Nie is a research professor in Political Science at the Graduate School of Business at Stanford University and a professor emeritus in the Political Science Department at the University of Chicago. His research specialties include public opinion, voting behavior and citizen participation. He has received three national awards for his books in these areas. Dr. Nie received his Ph.D. from Stanford University.

     Jack Noonan has served as Director as well as President and Chief Executive Officer since joining SPSS in January 1992. Mr. Noonan was President and Chief Executive Officer of Microrim Corp., a developer of database software products, from 1990 until December 1991. He served as Vice President of the Product Group of Candle Corporation, a developer of IBM mainframe system software, from 1985 to 1990. Mr. Noonan is a Director of Morningstar, Inc., Repository Technologies, Inc. and Global View. He is a member of the advisory committee to Geneva Technology Partners, Inc.

     Edward Hamburg, Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, was elected Senior Vice President, Corporate Operations in July 1992, Chief Financial Officer in June 1993 and Secretary in June 1994. Dr. Hamburg previously served as Senior Vice President, Business Development, and was responsible for product and technology acquisitions as well as joint venture opportunities. He first joined SPSS in 1978 and served in a variety of marketing and product management capacities.

Dr. Hamburg joined the faculty at the University of Illinois at Chicago in 1982, and returned to SPSS in 1986. He received his Ph.D. from the University of Chicago.

     Brian Zanghi, Executive Vice President and Chief Operating Officer, joined SPSS following the merger with NetGenesis Corp. in December 2001. Mr. Zanghi was the Executive Vice President and Chief Operating Officer of NetGenesis until the merger with SPSS. Before joining NetGenesis, he served as Executive Vice President at Instinctive Technologies and as the President of PC DOCS, Inc. He received his B.A. in economics/business administration from Assumption College.

     Jonathan Otterstatter, Executive Vice President and Chief Technology Officer, joined SPSS following the merger with ShowCase Corporation in February 2001. Mr. Otterstatter was with ShowCase from 1994 until 2001 and, from 1999 to 2001 served as Senior Vice President, Technology and Services and a member of its executive committee. Mr. Otterstatter was with IBM from 1983 to 1994 where in his last position he was responsible for the AS/400 software platform, including the system software plan and the system design control group. He holds an M.S. degree in management of technology from the Massachusetts Institute of Technology and a B.S. degree in computer science from the University of Wisconsin at LaCrosse.

     John Shap, Senior Vice President, World Wide Sales, joined SPSS in December 2003. From October 2001 through October 2003, Mr. Shap was the Senior Vice President of Worldwide Sales and Marketing at DemandTec, Inc. He was previously Vice President of North America Central Sales at Siebel from March 2001 to October 2001 and, prior to its acquisition by Siebel, Vice President of Worldwide Sales at OnLink Technologies from April 1999 to October 2000. Mr. Shap served in various positions at Hyperion Solutions, Inc. from August 1992 to April 1999. He holds a bachelors degree from Northern Illinois University.

     Charles R. Whitchurch has been a director of SPSS Inc. since October 2003. Since September 1991, Mr. Whitchurch has served as the Chief Financial Officer and Treasurer of Zebra Technologies Corporation. From 1981 until September 1991, he served as Vice President, Finance of Corcom, Inc., a technology company specializing in the control of radio frequency interference. In addition, Mr. Whitchurch previously held positions as Chief Financial Officer of Resinoid Engineering Corporation and as a Corporate Services Officer with the Harris Bank in Chicago. He holds a bachelors degree in economics (Phi Beta Kappa) from Beloit College and an MBA from Stanford University.

     Merritt Lutz has been a Director of SPSS since 1988. He is currently an Advisory Director of Morgan Stanley, managing its strategic technology investments and partnerships. Previously, he was President of Candle Corporation, a worldwide supplier of systems software from 1989 to 1993. Mr. Lutz is a Director of Interlink Electronics, Inc. (NASDAQ: LINK) and three privately held software companies: Sendmail, Algorithmics and Business Engine Software. He is a former Director of Information Technology Association of America and the NASD Industry Advisory Committee. Mr. Lutz holds a bachelors and masters degree from Michigan State University.

     Michael Blair has been a Director of SPSS since July 1997. Currently, Mr. Blair is a payroll business co-leader at Hewitt Associates, Inc., a global human resources outsourcing and consulting firm. He joined Hewitt after Hewitt's 2003 acquisition of Cyborg Systems, Inc. Before assuming his current role, Mr. Blair served as the Chairman, Chief Executive, and founder of Cyborg Systems, Inc., a human resource management software company that he founded in 1974. Mr. Blair currently is a director of Computer Corporation of America, Repository Technologies, Inc., Showingtime.com and Delaware Place Bank. He is a board member and past president of the Chicago Software Association and a board member of Benefits & Compensation Magazine. Mr. Blair holds a bachelors degree in mathematics with a minor in physics from the University of Missouri.

     Promod Haque has been a Director of SPSS since the merger with ShowCase Corporation in February 2001. Dr. Haque was a Director of ShowCase from March 1992 until the merger with SPSS. He joined Norwest Venture Partners, a venture capital firm, in November 1990 and is currently Managing Partner of Norwest Venture Partners VI, Norwest Venture Partners VII and Norwest Venture Partners VIII, and General Partner of Norwest Venture Partners V and Norwest Equity Partners IV. Dr. Haque is a Director of Extreme Networks, Inc., Primus Knowledge Solutions and several privately held companies. He holds an

M.S. and a Ph.D. in electrical engineering from Northwestern University, an M.M. from Northwestern University and a B.S. in electrical engineering from the University of New Delhi, India.

     William Binch has been a director of SPSS since the merger with ShowCase Corporation in February 2001. Mr. Binch was a director of ShowCase from 1999 until the merger with SPSS. He is currently the Executive Chairman of SeeCommerce. Mr. Binch was senior vice president of worldwide operations for Hyperion Solutions from July 1997 to May 1999. Prior to Hyperion, he was a senior executive for Business Objects and Prism, two business intelligence and data warehousing companies. In addition, Mr. Binch served as vice president of strategic accounts at Oracle Corporation. He has held sales and management positions at IBM, iTel and Fortune. Mr. Binch also is a director of three other technology companies: Ventaso, Inc., SeeCommerce, and Saama Technologies, Inc.

     Kenneth Holec has been a director of SPSS since the merger with ShowCase Corporation in February 2001. Mr. Holec was the president and chief executive officer and a member of the board of directors of ShowCase from November 1993 until the merger with SPSS. From 1985 to 1993, he was President and Chief Executive Officer of Lawson Software, a provider of high-end financial and human resource management software solutions. Currently, Mr. Holec is a Partner at TripleTree, a boutique investment bank, a Director of Stellent, Inc., a maker of Web-based content management products, and a Director of one other private company.

     The SPSS Board of Directors is divided into three classes serving staggered three-year terms. Mr. Lutz and Mr. Holec are each serving a three-year term expiring at the 2004 annual meeting. Mr. Binch and Dr. Nie are each serving a three-year term expiring at the 2005 annual meeting. Mr. Whitchurch is serving the remainder of the three-year term held by Bernard Goldstein prior to Mr. Goldstein's resignation on October 23, 2003. Mr. Whitchurch's term will expire at the 2005 annual meeting. Mr. Noonan, Dr. Haque and Mr. Blair are each serving a three-year term expiring at the 2006 annual meeting. The executive officers named herein have terms expiring at the next annual meeting or when their successors are duly elected and qualified.

AUDIT COMMITTEE

     The SPSS Board of Directors has established an Audit Committee of the Board for the purpose of overseeing the accounting and financial reporting process of SPSS and the financial audits of SPSS. The functions of the Audit Committee include (a) assisting the Board in its oversight of the quality and integrity of the Company's internal controls over financial reporting and internal audit function, (b) the appointment, replacement, compensation and oversight of the Company's independent auditors, (c) approving services provided by the Company's independent auditors before those services are rendered and evaluating the possible effect the performance of such services will have on the auditors' independence (d) reviewing the Company's financial disclosure documents and discussing these documents with both management and the Company's independent auditors prior to public release, (e) establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, (f) discussing with management the Company's process for managing business and financial risk and (g) assisting the Company in complying with significant applicable legal, ethical and regulatory requirements. A complete copy of the Audit Committee Charter is attached as Exhibit 99.1 to this Form 10-K.

     The three members of the Audit Committee are Charles R. Whitchurch, Michael Blair and William Binch. The Board has determined that each of Mr. Whitchurch, Mr. Blair and Mr. Binch has sufficient knowledge and literacy in financial and accounting matters to serve on the Audit Committee. The Board has also determined that Mr. Whitchurch, the chairman of the Audit Committee, qualifies as an "audit committee financial expert." Each of Mr. Whitchurch, Mr. Blair and Mr. Binch qualifies as an independent Board member under the applicable rules. In connection with the passage of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission has amended the definition of audit committee "independence" under the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. Further, the Nasdaq National Market has amended the definition of "independence" set forth in its listing standards. The

Board has determined that each of Mr. Whitchurch, Mr. Blair and Mr. Binch satisfies the new definition of independence under both the Exchange Act and the Nasdaq listing standards. The Board made each of the above determinations based on information that the Company requested from each member of the Audit Committee regarding his experience with financial and accounting matters.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our equity securities. SPSS believes, during fiscal year 2003, that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, with the following exceptions: (i) two late reports filed by Norman Nie, the first of which is a late report on Form 4 regarding his acquisition of an option to purchase shares of SPSS common stock on January 2, 2003, and the second of which is a late report on Form 4 regarding sale by of shares of SPSS common stock on April 1, 2003; (ii) two late reports filed by Jack Noonan, the first of which is a late report on Form 4 regarding his disposition to SPSS of shares of SPSS common stock on January 2, 2003, and the second of which is a late report on Form 4 regarding his exercise of an option to purchase SPSS common stock and sale by Mr. Noonan of shares of SPSS common stock on September 24, 2003; (iii) one late report filed by Edward Hamburg regarding his disposition to SPSS of shares of SPSS common stock on January 2, 2003; (iv) two late reports filed by Kenneth Holec, the first of which is a late report on Form 4 regarding his acquisition of an option to purchase shares of SPSS common stock on January 2, 2003, and the second of which is a late report on Form 4 regarding the acquisition by Mr. Holec of an option to purchase shares of SPSS common stock on February 24, 2003; (v) one late report filed by William Binch regarding his acquisition of an option to purchase shares of SPSS common stock on January 2, 2003; (vi) one late report filed by Bernard Goldstein regarding his acquisition of an option to purchase shares of SPSS common stock on January 2, 2003; (vii) one late report filed by Michael Blair regarding his acquisition of an option to purchase shares of SPSS common stock on January 2, 2003; (viii) one late report filed by Promod Haque regarding his acquisition of an option to purchase shares of SPSS common stock on January 2, 2003; and (ix) one late report filed by Merritt Lutz regarding his acquisition of an option to purchase shares of SPSS common stock on January 2, 2003. In addition to the foregoing, Mr. Noonan timely filed a report on Form 4 regarding his exercise of two options to purchase SPSS common stock and two sales of shares of SPSS common stock on September 17, 2003; however, this report on Form 4 was not posted on the Company's website until September 23, 2003, four (4) days after the September 19, 2003 filing date of the report. In making this statement, SPSS has relied upon examination of the copies of Forms 3, 4 and 5 provided to the Company and the written representations of its directors, officers and 10% stockholders.

CODE OF ETHICS

     On June 18, 2003, SPSS adopted the SPSS Inc. Code of Business Conduct & Ethics (the "Code of Ethics") which is applicable to all of the SPSS directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions. The Code of Ethics satisfies, and in many respects exceeds, all of the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act. The Code of Ethics also satisfies, and in many respects exceeds, the listing standards established by the Nasdaq National Market, the exchange on which the Company's stock is listed. The Company has posted the Code of Ethics on its website at http://www.spss.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to the Secretary of the Company at the Company's principal executive offices.

     SPSS intends to satisfy its obligation to disclose any amendment to or waiver of a provision of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions by (a) disclosing such information on a Form 8-K filed within five (5) days of the date of such amendment or waiver and (b) posting such information on its website at http://www.spss.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables show (a) the compensation paid or accrued by SPSS to the Chief Executive Officer, and each of the executive officers of SPSS, other than the CEO, serving on December 31, 2003 (the "named executive officers") for services rendered to SPSS in all capacities during 2001, 2002 and 2003, (b) information relating to option grants made to the named executive officers in 2003 and (c) certain information relating to options held by the named executive officers. SPSS made no grants of freestanding stock appreciation rights ("SARs") in 2001, 2002 or 2003, nor did SPSS make any awards in 2001, 2002 or 2003 under any long-term incentive plan.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                                                             -----------------------------------
                                             ANNUAL COMPENSATION                      AWARDS             PAYOUTS
                                    --------------------------------------   -------------------------   -------
                                                                             RESTRICTED    SECURITIES
                                       SALARY                 OTHER ANNUAL     STOCK       UNDERLYING     LTIP
                                    COMPENSATION    BONUS     COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS   ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR       ($)          ($)          ($)           ($)          (#)(1)        ($)        ($)
---------------------------  ----   ------------   -------    ------------   ----------   ------------   -------   ---------
Jack Noonan,..............   2003     320,000      168,063(2)      None          None        73,144(3)    None       None
  President and...........   2002     310,000      159,125         None        55,800(4)     70,000       None       None
  Chief Executive Officer    2001     310,000      113,958         None          None       141,077(5)    None       None
Edward Hamburg,...........   2003     231,000       62,125(6)      None          None        40,979(7)    None       None
  Executive Vice President,  2002     224,000       59,000         None        55,800(8)     40,000       None       None
  Corporate Operations,      2001     224,000       29,333         None       397,258(9)     50,000       None       None
  Chief Financial Officer
  and Secretary
Brian Zanghi, (19)........   2003     250,000      102,500(10)     6,190(11)     None        40,000       None       None
  Executive Vice President,  2002     250,000       52,500       72,000(12)      None       145,000       None       None
  Chief Operating Officer    2001     215,000(13)   15,000(13)    38,531(14)  518,242(15)      None       None       None
Jonathan Otterstatter.....   2003     231,000       61,250(16)      None         None        40,000       None       None
  Executive Vice President,  2002     210,000       51,688         None          None        40,000       None       None
  Chief Technology Officer   2001     233,409(17)   88,313(17)      None         None        45,000       None       None
John Shap.................   2003     110,000(18)     None         None          None        85,000       None       None
  Senior Vice President      2002         n/a          n/a          n/a           n/a           n/a        n/a        n/a
  Worldwide Sales            2001         n/a          n/a          n/a           n/a           n/a        n/a        n/a

---------------

 (1) Amounts reflected in this column are for grants of stock options for the common stock of SPSS. No stock appreciation rights have been issued by SPSS.

 (2) $38,750 of the total bonus paid to Mr. Noonan during 2003 represents a bonus earned in fiscal year 2002.

 (3) Securities Underlying Options/SARs for Mr. Noonan in fiscal year 2003 include 3,144 "reload" options granted after he surrendered shares of SPSS common stock to pay the exercise price of his options.

 (4) On December 31, 2002, Mr. Noonan held 3,000 shares of restricted common stock having a market value, based on the closing price of the common stock on that date, of $41,970. The restriction on these shares of common stock lapsed on January 1, 2003.

 (5) Securities Underlying Options/SARs for Mr. Noonan in fiscal year 2001 include 41,077 "reload" options granted after he surrendered shares of SPSS common stock to pay the exercise price of his options.

 (6) $14,000 of the bonus paid to Dr. Hamburg during 2003 represents a bonus earned in fiscal year 2002.

 (7) Securities Underlying Options/SARs for Dr. Hamburg in fiscal year 2003 include 979 "reload" options granted to him after he surrendered shares of SPSS common stock to pay the exercise price of his options.

 (8) On December 31, 2002, Dr. Hamburg held 3,000 shares of restricted common stock having a market value, based on the closing price of the common stock on that date, of $41,970. The restriction on these shares of common stock lapsed on January 1, 2003.

 (9) On December 31, 2001, Dr. Hamburg held 37,195 shares of restricted common stock having a market value, based on the closing price of the common stock on that date, of $397,258, which were granted to replace 30,700 of stock options granted in 1991 and expired in 2001.

(10) $25,000 of the bonus paid to Mr. Zanghi during 2003 represents a bonus earned in fiscal year 2002.

(11) During 2003, SPSS forgave Mr. Zanghi's obligation to make interest payments in the aggregate amount of $6,190 owed with respect to his indebtedness to NetGenesis Corp. and assumed by SPSS following the merger of the two companies. See Item 12 under the section entitled "Transactions with Brian Zanghi."

(12) During 2002, SPSS forgave Mr. Zanghi's obligation to make interest payments in the aggregate amount of $7,000 owed with respect to his indebtedness to NetGenesis Corp. and assumed by SPSS following the merger of the two companies. See Item 12 under the section entitled "Transactions with Brian Zanghi." He received a $65,000 sign-on bonus.

(13) Salary and bonus compensation for Mr. Zanghi in fiscal year 2001 reflect amounts paid by NetGenesis Corp. before the effective date of the merger of SPSS and NetGenesis in December 2001.

(14) During 2001, NetGenesis made a salary advance to Mr. Zanghi in the amount of $38,531. This indebtedness was forgiven by NetGenesis.

(15) As of December 31, 2001, Mr. Zanghi held zero shares of restricted stock. On June 25, 2001, prior to the close of the December 2001 merger of SPSS and NetGenesis, NetGenesis granted to him 330,000 restricted shares of NetGenesis common stock. Instead of using the closing price of NetGenesis stock on July 25, 2001 to value Mr. Zanghi's restricted stock award, the value set forth above was calculated using both the closing price of SPSS stock on July 25, 2001 ($16.19) and the conversion ratio used in exchanging NetGenesis shares for SPSS shares (0.097). Despite the value of this grant, the aggregate value of his restricted share holdings was $0 on December 31, 2001 because all of his restricted shares vested immediately upon the consummation of the merger.

(16) $13,125 of the bonus paid to Mr. Otterstatter during 2003 represents a bonus earned in fiscal year 2002.

(17) Salary Compensation for Mr. Otterstatter in fiscal year 2001 reflects $175,000 in base salary received from ShowCase Corporation from January to March 2001 for services rendered prior to the merger of SPSS and ShowCase and $177,500 in base salary received from SPSS from April to December 2001 for services rendered as an officer of SPSS following the merger. Bonus Compensation for him reflects $73,000 in cash bonuses received from ShowCase for services rendered prior to the merger of SPSS and ShowCase and $15,303 in cash bonuses received from SPSS for services rendered as an officer of SPSS following the merger.

(18) As of December 31, 2003, SPSS had only three (3) executive officers, other than the Chief Executive Officer. Mr. Shap became an employee of SPSS on December 15, 2003, but was not deemed an executive officer of SPSS until 2004. Because Mr. Shap's base salary is annualized at $240,000, SPSS is including Mr. Shap as a "named executive officer" for whom disclosure would have been required if he had served as an executive officer as of December 31, 2003.

(19) Mr. Zanghi resigned from his position as Executive Vice President and Chief Operating Officer, effective July 1, 2004.

     The following table shows the number of options to purchase common stock granted to each of the named executive officers during 2003.

                2003 OPTION/STOCK APPRECIATION RIGHTS GRANTS(1)

                                            INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF     PERCENT OF TOTAL                               ASSUMED ANNUAL RATES OF
                              SECURITIES      OPTIONS/SARS      EXERCISE     LATEST     STOCK PRICE APPRECIATION FOR
                              UNDERLYING       GRANTED TO       OR BASE     POSSIBLE           OPTION TERM(2)
                             OPTIONS/SARS     EMPLOYEES IN       PRICE     EXPIRATION   -----------------------------
NAME                         GRANTED (#)          2003           ($/SH)       DATE         5% ($)         10% ($)
----                         ------------   -----------------   --------   ----------   ------------   --------------
Jack Noonan................     70,000             9.61%        $14.599    01/02/2013     $642,686       $1,628,693
                                 3,144             0.43%          18.29    08/18/2013       36,164           91,646
Edward Hamburg.............     40,000             5.49%         14.599    01/02/2013      367,249          930,682
                                   979             0.13%          18.29    08/18/2013       11,261           28,537
Brian Zanghi(3)............     40,000             5.49%         14.599    01/02/2013      367,249          930,682
Jonathan Otterstatter......     40,000             5.49%         14.599    01/02/2013      367,249          930,682
John Shap..................     85,000            11.67%          17.25    12/17/2013      922,117        2,336,825

---------------

(1) The options that expire on January 2, 2013 were granted as of January 2, 2003, and had a four-year vesting schedule. The grant of an option to purchase 3,144 shares of common stock of SPSS to Jack Noonan that expires on August 18, 2013 was granted as of August 18, 2003 and vested immediately upon the date of grant. The grant of an option to purchase 979 shares of common stock of SPSS to Edward Hamburg that expires on August 18, 2013 was granted as of August 18, 2003 and vested immediately upon the date of grant. The grant of an option to purchase 85,000 shares of common stock of SPSS to John Shap that expires on December 17, 2013 was granted as of December 17, 2003 and had a four-year vesting schedule. Pursuant to authority granted under the Company's 2002 Equity Incentive Plan, the Board may grant additional options to certain option holders in the event that such option holders pay the exercise price of their options or any applicable withholding taxes by surrendering shares of SPSS common stock. In these cases, the Board has granted "reload" options at the then current market price in an amount equal to the number of shares of SPSS common stock that the option holder surrendered.

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

(3) Mr. Zanghi resigned from his position as Executive Vice President and Chief Operating Officer effective July 1, 2004

        AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN 2003 AND
                YEAR-END OPTION/STOCK APPRECIATION RIGHT VALUES

                                                             NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED IN-
                                                                OPTIONS/SARS AT         THE-MONEY OPTIONS/SARS
                                SHARES         VALUE            YEAR-END (#)(1)          AT YEAR-END ($)(1)(2)
                             ACQUIRED ON    REALIZED ($)   -------------------------   -------------------------
NAME                         EXERCISE (#)      (1)(3)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                         ------------   ------------   -------------------------   -------------------------
Jack Noonan................     45,576        487,193           488,961/120,260            $616,720/$176,869
Edward Hamburg.............      1,743         17,221            224,398/66,581             324,222/$101,068
Brian Zanghi(4)............       None            N/A            78,781/106,219              30,172/$101,068
Jonathan Otterstatter......       None            N/A            103,366/72,690             184,603/$101,593
John Shap..................       None            N/A                  0/85,000                    0/$53,550

---------------

(1) All information provided is with respect to stock options. No stock appreciation rights have been issued by SPSS.

(2) These amounts have been determined by multiplying the aggregate number of options by the difference between $17.88, the closing price of the common stock on the Nasdaq National Market on December 31, 2003, and the exercise price for that option.

(3) These amounts have been determined by multiplying the aggregate number of options exercised by the difference between the closing price of the common stock on the Nasdaq National Market on the date of exercise and the exercise price for that option.

(4) Mr. Zanghi resigned from his position as Executive Vice President and Chief Operating Officer, effective July 1, 2004.

COMPENSATION OF DIRECTORS

     As of December 31, 2003, the non-employee directors serving on the Board were entitled to receive cash compensation as described below. However, SPSS only began to compensate its Board members in cash, effective as of the third fiscal quarter of 2003. In addition, some of the directors changed duties during the fiscal year. As such, we have listed below both the annual amount that a director would be entitled to receive for a particular Board or committee position and the amounts actually received by each director holding such position during 2003.

     - The Chairman of the Board was entitled to receive $80,000 annually for services rendered in this capacity. All non-employee directors serving on the Board, including the Chairman, were entitled to receive compensation for board service in the amount of $30,000 annually. Norman Nie received $40,000 for his service as Chairman of the Board during both the third and fourth fiscal quarters of 2003. Dr. Nie, Michael Blair, William Binch, Kenneth Holec, Merritt Lutz and Promod Haque, respectively, received $15,000 for board service during both the third and fourth fiscal quarters of 2003. Mr. Goldstein received $7,500 for board service during the third fiscal quarter of 2003. Mr. Whitchurch received $7,500 for board services during the fourth quarter of 2003.

     - The Chairman of the Audit Committee was entitled to receive $40,000 annually for services rendered in this capacity and the additional members of the Audit Committee were entitled to receive $20,000 annually for their service as Audit Committee members. Mr. Blair received $10,000 for his service as the Chairman of the Audit Committee during the third fiscal quarter of 2003 and an additional $5,000 for his service a member of the Audit Committee during the fourth fiscal quarter of 2003. Mr. Whitchurch received $10,000 for his service as the Chairman of the Audit Committee during the fourth fiscal quarter of 2003. Mr. Binch received $10,000 for his service a member of the Audit Committee during both the third and fourth fiscal quarters of 2003. Mr. Holec received $5,000 for his service a member of the Audit Committee during the third fiscal quarter of 2003.

     - The Chairman of the Compensation Committee was entitled to receive $10,000 annually for services rendered in this capacity and the additional members of the Compensation Committee were entitled to receive $5,000 annually for their service as Compensation Committee members. Mr. Binch received $5,000 for service as the Chairman of the Compensation Committee during both the third and fourth fiscal quarters of 2003. Mr. Lutz and Mr. Blair, respectively, received $2,500 for service as members of the Compensation Committee during both the third and fourth fiscal quarters of 2003.

     - The Chairman of the Nominating Committee was entitled to receive $10,000 annually for services rendered in this capacity and the additional members of the Nominating Committee were entitled to receive $5,000 annually for their service as Audit Committee members. Dr. Nie received $2,500 for his service as the Chairman of the Nominating Committee during the third fiscal quarter of 2003. Dr. Haque replaced Dr. Nie as a member of the Nominating Committee for the fourth fiscal quarter of 2003 and received $1,250 for service as a member of the Nominating Committee during the fourth fiscal quarter. Mr. Lutz received $2,500 for service as a member of the Nominating Committee during both the third and fourth fiscal quarters of 2003.

     For the year ended December 31, 2003, the non-employee directors serving on the Board were entitled to the following option grants:

     - Non-Employee directors serving on the Board on January 2, 2003 were entitled to receive an option to purchase 7,500 shares of SPSS common stock.

     - Non-Employee directors serving on the Board on July 1, 2003 were entitled to receive an option to purchase 5,000 shares of SPSS common stock as a formula grant under the Company's 2002 Equity Incentive Plan.

     - Upon the initial election of Charles R. Whitchurch as a member of the Board, Mr. Whitchurch was entitled to receive an option to purchase 10,000 shares of SPSS common stock as a formula grant under the Company's 2002 Equity Incentive Plan.

     Each director was also reimbursed by SPSS for all reasonable expenses incurred in connection with services provided as a director.

     During 2003, three of the non-employee directors of SPSS received additional compensation as follows: Norman Nie received compensation in the amount of $135,600 for consultant work on a part-time basis. See the Section titled "Consulting Agreements," below, for further information on compensation paid to Dr. Nie. William Binch received a monthly consulting fee of $3,000 for consulting work on a part-time basis from January 2003 through June 2003. Kenneth Holec was entitled to receive a consulting fee in the amount of $1,000 from July 2002 to March 2003 as a retainer for consulting work on a part-time basis. This $1,000 payment was made to Mr. Holec during 2002 and no additional compensation for consulting work was paid to Mr. Holec during 2003. Mr. Holec also received an additional grant of an option to purchase 46,000 shares of SPSS common stock at an exercise price of $11.00 per share, which option grant was approved by the Board on April 23, 2003 and granted in exchange for various Board services provided by Mr. Holec.

EMPLOYMENT AGREEMENT WITH JACK NOONAN

     SPSS entered into an employment agreement with Jack Noonan on January 14, 1992. This employment agreement provided for a one-year term with automatic one-year extensions unless he or SPSS gives a written termination notice at least 90 days before the expiration of the initial term or any extension. It also provides for a base salary of $225,000 during the initial term, together with the same benefits provided to other employees of SPSS. The Compensation Committee of the Board of Directors annually reviews Mr. Noonan's base compensation and increased it to $235,000 for 1993, 1994, 1995, 1996 and 1997 and to $242,500 in 1998, $256,500 in 1999, $275,000 in 2000, $310,000 in 2001,
$310,000 in 2002 and $320,000 in 2003. If SPSS terminates Mr. Noonan's employment without cause, SPSS must pay him an amount equal to fifty percent of his annual base salary in effect at the time of termination. This amount is payable in twelve equal monthly installments. However, if Mr. Noonan finds other employment at a comparable salary, the Company's obligation to make these payments ceases. The employment agreement requires him to refrain from disclosing confidential information of SPSS and to abstain from competing with SPSS during his employment and for a period of one year after employment ceases. Only Mr. Noonan is employed through an employment or similar agreement with SPSS. However, SPSS does have confidentiality and work-for-hire agreements with many of its key management and technical personnel.

CONSULTING AGREEMENTS

     SPSS entered into a consulting agreement (the "Initial Nie Consulting Agreement"), dated as of January 1, 1997, with Norman H. Nie Consulting L.L.C., an Illinois Limited Liability Company ("Nie Consulting"). The Initial Nie Consulting Agreement was effective until May 31, 2003. Pursuant to the Initial Nie Consulting Agreement, Nie Consulting was to provide thirty (30) hours per month of consulting services on various matters relating to the business of SPSS. This consulting agreement provided for a one-year term with automatic one-year extensions unless Nie Consulting or SPSS gave a written notice of termination at least thirty (30) days prior to the expiration of the initial term or any extension. SPSS could terminate this consulting agreement for cause, in which event SPSS would be pay Nie Consulting all accrued but unpaid compensation. The agreement also provided that Nie Consulting was to receive annual compensation of $80,800 and reimbursement of reasonable out-of-pocket expenses incurred in performing services under the consulting agreement. The Initial Nie Consulting Agreement required that the Nie Consulting refrain from disclosing confidential information about SPSS during the term of the consulting agreement and for a period of five (5) years after its expiration. In addition, the Initial Nie Consulting Agreement required that Nie Consulting abstain from competing with SPSS during his consultancy and for a period of one-year after the consultancy ceases. During fiscal year 2003, SPSS paid to Nie Consulting compensation in the amount of $40,400 pursuant to the Initial Nie Consulting Agreement.

     During 2003, SPSS entered into a new consulting agreement, dated as of June 1, 2003, with Nie Consulting (the "Second Nie Consulting Agreement") to replace the Initial Nie Consulting Agreement. Pursuant to the Second Nie Consulting Agreement, Nie Consulting is to provide services to SPSS both to assist SPSS in re-engineering certain of its business processes and to assist SPSS on various matters relating to the Company's business. The Second Nie Consulting Agreement provides that it shall continue in effect until either Nie Consulting or SPSS gives a written notice of termination at least fifteen (15) days in advance of such termination. The Second Nie Consulting Agreement also provides that Nie Consulting is to receive monthly compensation in the amount of $10,000 per month, provided that from September 2003 through and including January 2004, Nie Consulting will instead receive monthly compensation in the amount of $15,000 per month. In addition, Nie Consulting shall be entitled to reimbursement of reasonable out-of-pocket expenses incurred in performing the consulting services. The Second Nie Consulting Agreement requires that Nie Consulting refrain from disclosing confidential information about SPSS during the term of the consulting agreement and for a period of five (5) years after its expiration. In addition, the Second Nie Consulting Agreement requires that Nie Consulting abstain from competing with SPSS during its consultancy and for a period of one year after the consultancy ceases. During fiscal year 2003, SPSS paid to Nie Consulting compensation in the amount of $95,200 pursuant to the Second Nie Consulting Agreement.

     SPSS entered into a consulting arrangement with William Binch whereby Mr. Binch received a monthly consulting fee of $3,000 for consulting work performed on a part-time basis. He received this consulting fee from January 2003 through June 2003. After June 2003, the consulting arrangement was terminated.

     SPSS entered into a consulting arrangement with Kenneth Holec whereby Mr. Holec was entitled to receive a consulting fee in the amount of $1,000 from July 2002 to March 2003 as a retainer for consulting work on a part-time basis. This $1,000 payment was made to him during 2002 and no additional compensation for consulting work was paid to him during 2003.

CHANGE OF CONTROL AGREEMENTS

     On November 27, 2000, SPSS entered into revised change of control agreements with Jack Noonan and Edward Hamburg. SPSS entered into a new change of control agreement with Jonathan Otterstatter on April 25, 2003 and a new change of control agreement with John Shap effective as of December 15, 2003. Each of these agreements provides certain benefits to the relevant executive officer if the executive officer is terminated or constructively terminated following a change of control. Each agreement provides that, if the executive officer is terminated without cause or constructively terminated within two years following a change of control, then the executive officer may receive benefits including (a) a severance package equal to the greater of (i) the aggregate cash compensation received in the immediately preceding fiscal year, or (ii) the aggregate cash compensation scheduled to be received during the current fiscal year; (b) the accelerated vesting of all previously unvested options; and (c) participation in the same health and welfare benefits he or she received at any time within 120 days of the change of control for eighteen (18) months following that date of such termination.

     As more fully described above under the section entitled "Employment Agreement with Jack Noonan," if SPSS terminates Mr. Noonan's employment without cause and he does not find other employment at a comparable salary, SPSS must pay him an amount equal to fifty percent of his annual base salary in effect at the time of termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     William Binch, Michael Blair and Merritt Lutz were directors and members of the Compensation Committee during fiscal year 2003. None of the members of the Compensation Committee has ever been an officer or employee of SPSS or any of its subsidiaries. From January 2003 through June 2003, Mr. Binch performed part-time consulting services for SPSS. William Binch received a monthly consulting fee in the amount of $3,000 for this consulting work, as more particularly described under the section entitled "Certain Relationships and Related Transactions."

REPORT OF THE SPSS COMPENSATION COMMITTEE

To:  The Board of Directors and Stockholders of SPSS Inc.:

     During 2003, the NASDAQ National Market, on which our Common Stock trades, amended its listing criteria to implement modified standards of independence for its listed companies' Boards of Directors and Board committees. SPSS is proud to report that it maintains a Compensation Committee that both satisfied the NASDAQ standards prior to the implementation of the amended listing standards and continues to satisfy the NASDAQ standards after the implementation of the amended listing standards.

     SPSS has been responsive to increased concerns regarding corporate governance and, in particular, the role of the Compensation Committee in establishing and monitoring the Company's compensation philosophy and programs to enhance the link between pay and performance.

     During 2003, the Compensation Committee pursued a number of projects related to our compensation analysis. In order to maximize our effectiveness, we retained Frederic W. Cook & Co., a nationally recognized compensation consulting firm, to advise the Compensation Committee with respect to our compensation analysis. The Compensation Committee's three most significant projects during 2003 were:

          1. A general review and reconsideration of the Company's overall compensation philosophy.

          2. A specific and thorough review of the Company's compensation programs for its directors and executive officers.

          3. A specific and thorough review of the Company's equity-based compensation plan to determine if the equity plan could be revised in a manner that would reduce the effective cost to the Company's stockholders of administering the plan, while at the same time maintaining or even enhancing the plan's ability to motivate and reward performance that enhances stockholder value.

  COMPENSATION PHILOSOPHY

     The Compensation Committee's general review of the Company's overall compensation philosophy resulted in a decision by the Compensation Committee to leave the Company's basic compensation philosophy unchanged, but, nevertheless, adjust some of its details to better serve the interests of stockholders. The general objective of the Company's executive compensation program is to help SPSS attract and retain talented executives while at the same time promoting the interests of the Company's stockholders. To meet this objective, the Compensation Committee has endorsed compensation programs for executive officers that place a substantial portion of each executive officer's potential compensation at risk and dependant on a combination of performance criteria which are generally considered to approximate increases in stockholder value over the performance of SPSS. Within this philosophy, the Compensation Committee's key objectives are to:

          1. Offer a total compensation package to the Company's directors and executive officers that is market competitive, taking into account comparable positions at various companies within the Company's "peer group."

          2. Motivate the Company's executive officers to achieve the Company's business objectives by providing annual incentive compensation awards that take into account the Company's overall performance against corporate objectives.

          3. Provide meaningful equity-based, long-term incentives.

  COMPENSATION PROCESS AND COMPONENTS

     The components of the Company's compensation program include base salary, cash bonuses and other incentive compensation, stock options and other equity-based compensation as well as other benefit programs. In fiscal year 2003, the Compensation Committee presented to the Board its recommendations and conclusions regarding compensation for the executive officers, and the Board approved the Compensation Committee's recommendations and conclusions in all respects. With respect to both Company officers other than the executive officers and other Company employees, the Compensation Committee has determined the framework within which compensation decisions will be made and has delegated to the Company's Chief Executive Officer the authority to make compensation decisions regarding these officers and employees, subject to review and approval by the Compensation Committee.

  Base Salary

     Base salary is intended to provide a fixed level of compensation reflecting the scope and nature of basic job responsibilities. The Compensation Committee grants salary increases, if appropriate, after a review of individual performance and an assessment of the relative competitiveness of the current salary. In keeping with the goal of unifying the interests of the Company's executive officers and its stockholders, base salary is designed to represent a relatively small portion of the total compensation that the senior executives have the potential to earn each year. However, depending upon (i) success in achieving the performance goals which govern the executive officers' right to receive bonuses, and (ii) the extent to which enhanced performance has increased the value of equity-based compensation, base salary could represent a majority of the compensation actually received by an executive officer in any given year.

  Bonus Awards

     Bonus awards recognize an executive officer's contribution to each year's actual operating results as measured against specified performance objectives. For executive officers other than the Chief Executive Officer, the performance objectives for each executive officer frequently have two components: (a) objectives relating specifically to the individual's job performance; and (b) objectives relating to the Company's overall performance. The relative weight given to each component may vary. When establishing performance objectives relating to the Company's overall performance, the Compensation Committee focuses primarily on financial performance, specifically operating and net income. The amount of bonus compensation paid to executive officers is determined by comparing actual results to performance objectives established by the Compensation Committee based upon the operating budget approved by the Board of Directors of SPSS for that year. The potential bonus is generally established as a percentage of an executive officer's base salary. The actual percentage of base salary which executives are entitled to receive as bonus compensation will increase or decrease depending on the extent to which the performance objective is achieved. In addition to regular annual bonuses the amount of which are determined in whole or in part by the Company's financial performance, the Compensation Committee from time to time makes special bonus awards to individuals based upon exceptional performance. These special bonuses are not intended to be recurring in nature, they were not taken into account in the design of the Company's executive compensation plan and no specific percentage of any employee's compensation has been allocated to this form of bonus.

  Stock Option Plan

     Stock options are considered an important component of the Company's incentive compensation. Stock options provide the right to purchase, at fair market value on the date of grant, a fixed number of shares of SPSS common stock during the term of the option, which is typically ten years from the date of grant. Options are also typically subject to vesting provisions which require the recipients continued employment by SPSS for a period of three to five years from the date of grant in order for the recipient to be entitled to the full benefit of the option, although certain options granted to executives with policy-making responsibility provide for accelerated vesting if the Company significantly exceeds its budget projections. In determining the size of the option grants, the Compensation Committee considers the impact of the grants on existing stockholders' stock ownership positions and the prospective value of the options as a performance incentive. The number of options previously awarded to and held by executive officers is reviewed and is also considered as a factor in determining the size of current option grants.

  CHIEF EXECUTIVE OFFICER COMPENSATION

     The Compensation Committee has established the CEO's base salary and bonus employing largely the same principles described above, except that the amount of the CEO's bonus is purely a function of the financial performance of SPSS measured against the operating and net income goals established by the Compensation Committee and approved by the Board of Directors at the beginning of each year. The Compensation Committee believes that it has established a total compensation package that compares favorably to industry standards. The Compensation Committee considers the total salary and incentive compensation provided to chief executives of companies in the SPSS "peer group," although it does not target a specific percentile range within this group of similar companies in determining the CEO's compensation.

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

     In 2003, Mr. Noonan received approximately twice the number of stock options received by the other policy-making senior executives. The Compensation Committee recommended grants to Mr. Noonan of stock options to acquire 70,000 shares of common stock at $14.599 per share effective January 2, 2003. These options vested ratably over a four-year vesting schedule, beginning at the conclusion of the first month following the grant date. These options were granted with the same vesting schedule applied to options granted to other named executive officers, which vesting schedule was deemed appropriate by the Compensation Committee. The Compensation Committee determined that the level of options granted to Mr. Noonan was appropriate given the importance of his contributions to the Company. In recommending these grants, the Compensation Committee also considered that such grants would further the Company's policy of seeking to align the interests of its senior executives with those of its stockholders.

  TAX CONSIDERATIONS

     To the extent readily determinable and as one of the factors in its consideration of compensation matters, the Compensation Committee considers the anticipated tax treatment to SPSS and to the executive officers of various payments and benefits. Some types of compensation payments and their deductibility (e.g., the spread on exercise of non-qualified options) depend upon the timing of an executive officer's vesting or exercise of previously granted rights. Interpretations of and changes in the tax laws and other factors beyond the

Compensation Committee's control also affect the deductibility of compensation. For these and other reasons, SPSS will not necessarily and in all circumstances limit executive compensation to the amount which is permitted to be deductible as an expense of SPSS under Section 162(m) of the Internal Revenue Code. The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

                                          COMPENSATION COMMITTEE OF SPSS INC.

                                          William Binch
                                          Michael Blair
                                          Merritt Lutz

PERFORMANCE GRAPH

     The following graph shows the changes in $100 invested since December 31, 1998, in SPSS's common stock, the NASDAQ 100 Stocks Index and S&P Computer Software and Services Index, a specialized industry focus group, assuming that all dividends were reinvested.

                                                                                                         S&P COMPUTER SOFTWARE &
                                                   SPSS (NASDAQ SPSS)        NASDAQ 100 STOCK INDEX          SERVICES INDEX
                                                   ------------------        ----------------------      -----------------------
1998                                                     100.00                      100.00                      100.00
1999                                                     133.74                      201.95                      119.53
2000                                                     116.84                      127.54                      107.41
2001                                                      94.01                       85.90                       93.40
2002                                                      74.10                       53.61                       71.57
2003                                                      94.70                       79.95                       90.46

--------------------------------------------------------------------------------------------------
                       12/31/1998   12/31/1999   12/31/2000   12/31/2001   12/31/2002   12/31/2003
--------------------------------------------------------------------------------------------------
 SPSS (NASDAQ SPSS)     $100.00      $133.74      $116.84       $94.01       $74.10       $94.70
 NASDAQ 100 Stock
  Index                 $100.00      $201.95      $127.54       $85.90       $53.61       $79.95
 S&P Computer
  Software and
  Services Index        $100.00      $119.53      $107.41       $93.40       $71.57       $90.46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows, as of July 1, 2004, the number and percentage of shares of common stock beneficially owned by:

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

                                                              SHARES BENEFICIALLY
                                                                     OWNED
                                                              -------------------
NAME                                                           NUMBER     PERCENT
----                                                          ---------   -------
Norman H. Nie, individually, as Trustee of the Nie Trust and as a Director and President of the Norman and Carol Nie
  Foundation, Inc.(1)(17)...................................    816,775     4.63%
Brown Capital Management, Inc.(2)(17).......................  2,409,175    13.71%
T. Rowe Price Associates, Inc.(3)(17).......................  1,796,387    10.22%
Daruma Asset Management, Inc.(4)(17)........................  1,380,800     7.86%
Jack Noonan(5)(17)..........................................    560,082     3.09%
Edward Hamburg(6)(17).......................................    272,459     1.53%
Brian Zanghi(7)(17).........................................    112,723        *
Jonathan Otterstatter(8)(17)................................    176,830     1.00%
John Shap(9)(17)............................................        383        *
Merritt M. Lutz(10)(17).....................................     69,489        *
Michael D. Blair(11)(17)....................................     64,822        *
Promod Haque(12)(17)........................................    980,060     5.56%
William Binch(13)(17).......................................     43,561        *
Kenneth Holec(14)(17).......................................    134,143        *
Charles R. Whitchurch(15)(17)...............................      7,777        *
All directors and executive officers as a group (12
  persons)(16)..............................................  3,239,104    17.08%

---------------

  * The percentage of shares beneficially owned does not exceed one percent of the Common Stock.

 (1) Includes 69,489 shares through options exercisable within 60 days; 75,933 shares held of record by the Norman and Carol Nie Foundation, Inc.; and 671,353 shares held by the Norman H. Nie Revocable Trust, dated November 15, 1991. Dr. Nie shares voting and investment power over the 75,933 shares held by the Nie Foundation with Carol Nie.

 (2) Brown Capital Management, Inc. is the beneficial owner of 2,409,175 shares of SPSS common stock and an investment advisor in accordance with Section 203 of the Investment Advisor Act. This information was taken from Brown's
     Schedule 13G dated December 31, 2003 and filed with the SEC on February 11, 2004.

 (3) T. Rowe Price Associates, Inc. is the beneficial owner of 1,796,387 shares of SPSS common stock and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. This information was taken from T. Rowe Price' Schedule 13G dated February 11, 2004 and filed with the SEC on February 11, 2004.

 (4) Daruma Asset Management, Inc. is the beneficial owner of 1,380,800 shares of SPSS common stock and an investment advisor in accordance with Section 203 of the Investment Advisor Act. This information was taken from Daruma's
     Schedule 13G dated February 11, 2004 and filed with the SEC on February 11, 2004.

 (5) Includes 530,014 shares through options exercisable within 60 days.

 (6) Includes 236,597 shares through options exercisable within 60 days.

 (7) Includes 109,713 shares through options exercisable within 60 days.

 (8) Includes 131,766 shares through options exercisable within 60 days; 333 shares registered in the name of each of Mr. Otterstatter's three minor children; 915 shares held jointly by Jonathan P. and Pamela J. Otterstatter; 34,285 shares held by Jonathan P. and Pamela J. Otterstatter as trustees of the Jonathan P. Otterstatter Revocable Trust dated 12/15/99; and 3,579 shares held by the Jonathan P. Otterstatter IRA.

 (9) Includes 0 shares through options exercisable within 60 days.

(10) Includes 69,489 shares through options exercisable within 60 days.

(11) Includes 64,489 shares through options exercisable within 60 days.

(12) Includes 43,561 shares through options exercisable within 60 days. Dr. Haque's beneficial ownership also includes 631,044 shares held by Norwest Equity Partners IV, L.P. and 305,455 shares held by Norwest Equity Partners V, L.P. Dr. Haque, one of the Company's directors, is a general partner of Norwest Equity Partners IV, L.P. and a general partner of Norwest Equity Partners V, L.P. He shares voting and dispositive power shares held by the Norwest funds with other general and managing partners of the Norwest funds.

(13) Includes 43,561 shares through options exercisable within 60 days.

(14) Includes 89,561 options exercisable within 60 days and 3,500 shares registered in the name of each of Mr. Holec's three minor children.

(15) Includes 7,777 shares through options exercisable within 60 days.

(16) Includes 1,396,017 shares through options exercisable within 60 days.

(17) The business address of each of Dr. Nie, Mr. Noonan, Dr. Hamburg, Mr. Zanghi, Mr. Otterstatter, Mr. Shap, Mr. Binch and Mr. Holec is the office of SPSS at 233 South Wacker Drive, Chicago, Illinois 60606. The business address for Mr. Lutz is the office of Morgan Stanley Dean Witter & Co., 750 Seventh Avenue, 16th Floor, New York, New York 10019. The business address for Mr. Blair is the office of Hewitt Associates, Inc., 120 S. Riverside Plaza, 17th Floor, Chicago, Illinois 60606. The business address for Dr. Haque is Norwest Venture Partners, 525 University Avenue, Suite 800, Palo Alto, California 94301. The business address for Mr. Whitchurch is the office of Zebra Technologies Corporation, 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061. The business address for the T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. The business address for Daruma Asset Management, Inc. is 80 West 40th Street, 9th Floor, New York, New York 10018. The business address for Brown Capital Management, Inc. is 1201 N. Calvert Street, Baltimore, Maryland 21202.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     SPSS has one equity based compensation plan, the SPSS Inc. 2002 Equity Incentive Plan (the "2002 Plan"). The following table sets forth information as of December 31, 2003 concerning the 2002 Plan, which initially was approved by the stockholders at the 2002 Annual Meeting of Stockholders and was subsequently amended by the stockholders at the 2003 Annual Meeting of Stockholders. SPSS does not have any equity compensation plans under which shares of its common stock are authorized for issuance that were not approved by stockholders.

                                                                                         NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                             NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE PER      FUTURE ISSUANCE UNDER EQUITY
                              ISSUED UPON EXERCISE OF     SHARE EXERCISE PRICE OF         COMPENSATION PLANS
                                OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS         WARRANTS AND RIGHTS     REFLECTED IN THE FIRST COLUMN)
-------------                --------------------------   -----------------------   ------------------------------
Equity Compensation Plans
  Approved by Security
  Holders..................          1,506,873                    $15.696                      463,765
Equity Compensation Plans
  Not Approved by Security
  Holders..................                 --                         --                           --
                                     ---------                    -------                      -------
Total......................          1,506,873                    $15.696                      463,765
                                     =========                    =======                      =======

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH NORMAN NIE

     Norman Nie, the Chairman of the Board of Directors of SPSS, received $135,600 for consulting work on a part-time basis through Nie Consulting.

TRANSACTIONS WITH WILLIAM BINCH

     William Binch, a member of the Board of Directors of SPSS and a member of the Audit Committee of the Board, received a monthly consulting fee of $3,000 for consulting work on a part-time basis. He received this fee from January 2003 through June 2003. After June 2003, this consulting arrangement was terminated.

TRANSACTIONS WITH KENNETH HOLEC

     Kenneth Holec, a member of the Board of Directors of SPSS, was entitled to receive a consulting fee in the amount of $1,000 from July 2002 to March 2003 as a retainer for consulting work on a part-time basis. This $1,000 payment was made to Mr. Holec during 2002 and no additional compensation for consulting work was paid to him during 2003. Mr. Holec also received an additional grant of an option to purchase 46,000 shares of SPSS common stock at an exercise price of $11.00 per share, which option grant was approved by the Board on April 23, 2003 and granted in exchange for various Board services provided by him.

TRANSACTIONS WITH LEXIQUEST, S.A.

     On January 31, 2002, SPSS acquired all of the issued and outstanding shares of stock of LexiQuest, S.A., a corporation organized under the laws of France, pursuant to a Stock Purchase Agreement between SPSS, LexiQuest and the shareholders of LexiQuest. Norman Nie, the Chairman of the Board of Directors of SPSS, was both a shareholder of and the Chairman of the Board of Directors of LexiQuest. The aggregate purchase price for all of the issued and outstanding shares of capital stock of LexiQuest was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent components. The guaranteed portion of the purchase price consisted of a payment of $2,500,000. The contingent payments, if any, are capped at a total of $1,500,000, if fully earned during fiscal years 2002 and 2003. No contingent payments were earned for fiscal year 2002 or fiscal year 2003. The guaranteed portion of the purchase price was placed into escrow with

Bank One, N.A. (f/k/a American National Bank and Trust Company of Chicago) pursuant to an Escrow Agreement between SPSS, Oak Investment Partners (the LexiQuest shareholder representative) and Bank One. That portion of the escrow fund not necessary to satisfy indemnification claims was to be distributed among the former LexiQuest shareholders, in accordance with their former proportionate ownership of LexiQuest stock. In accordance with the Escrow Agreement, a portion of the escrow funds were distributed to the former LexiQuest shareholders at the end of the escrow period in 2003. The balance of the escrow funds were held in escrow because SPSS made a claim against such funds for indemnification under the Stock Purchase Agreement. In the second fiscal quarter of 2004, SPSS and Oak determined that SPSS should receive $671,049 of the funds that remain in escrow. The balance will be distributed among the former LexiQuest shareholders. In exchange for his shares of LexiQuest stock, Dr. Nie is entitled to receive less than 1% of any distribution made from the escrow fund.

TRANSACTIONS WITH NETEXS LLC

     On June 20, 2002, SPSS acquired all of the assets of netExs LLC, a Wisconsin limited liability company. Jonathan Otterstatter, the Executive Vice President and Chief Technology Officer of SPSS, was a member of the Board of Managers of netExs. The aggregate purchase price of the netExs assets was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent components. The guaranteed portion of the purchase price consisted of a payment of $1,000,000. Under the terms of the Asset Purchase Agreement, the contingent payments, if any, were capped at a total of $1,450,000 if fully earned during fiscal years 2003, 2004 and 2005. In June 2004, SPSS and netExs agreed that SPSS would pay the sum of $400,000 in full satisfaction of all obligations under the Asset Purchase Agreement, including without limitation, the contingent payments, and in full settlement of certain claims asserted by netExs. Mr. Otterstatter did not receive and will not receive any remuneration in connection with the transaction. SPSS was not obligated to make any such contingent payments during 2003.

TRANSACTIONS WITH BRIAN ZANGHI

     Brian Zanghi joined SPSS as its Executive Vice President and Chief Operating Officer following the merger of SPSS and NetGenesis Corp. in December 2001. At the time of the merger, Mr. Zanghi was indebted to NetGenesis in the amount of $100,000 which had been previously approved by the NetGenesis board of directors. SPSS became the payee with respect to this $100,000 indebtedness as a result of the merger. SPSS agreed that this principal amount would be paid to SPSS with an interest rate equal to the prime rate on the first day of each fiscal year. At the time of the merger, SPSS also agreed (a) to forgive all interest payments owed by him at the end of each year, (b) to require him to pay all taxes owed on the forgiveness of these interest payments at the end of each year and (c) to allow him to repay the indebtedness through the allocation toward this debt of 35% of the net bonus payments made to him by SPSS. During 2003, Mr. Zanghi chose not to automatically allocate a portion of his bonus compensation toward the repayment of the indebtedness, and, instead, chose to repay the portion of the indebtedness owed for fiscal year 2003 by check. As of March 15, 2004, he has paid to SPSS all amounts owed since the date of the merger. As of March 15, 2004, the outstanding principal balance on the loan was $63,321.36. Neither this indebtedness nor the method of repayment has been amended or modified since June 2002. In connection with his resignation, Mr. Zanghi has agreed to repay this indebtedness within 15 days after the termination of his employment with SPSS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     (a) Audit Fees. The aggregate fees billed for each of the last two fiscal years for services rendered by KPMG LLP, the Company's independent auditors, for the audit of the Company's annual financial statements, the review of financial statements included in the Company's Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for those fiscal years are as follows:


    Fiscal Year 2003:.......................................  $1,756,000
    Fiscal Year 2002:.......................................  $  848,000

     (b) Audit-Related Fees. The aggregate fees billed for each of the last two fiscal years for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in Item 14(a) above are as follows:


    Fiscal Year 2003:.......................................  $ 97,938
    Fiscal Year 2002:.......................................  $100,000

In fiscal year 2002, these fees related to services provided by KPMG in connection with a registration statement on Form S-4 relating to the acquisition of NetGenesis Corp., providing assistance to the Company in responding to comment letters from the Securities and Exchange Commission, matters related to the filing of registration statements on Form S-3 and matters relating to the acquisition of LexiQuest S.A. In fiscal year 2003, these fees related to services provided by KPMG in connection with the review of revenue classifications for prior filings, matters related to the filing of registration statements on Form S-3, providing assistance to the Company in responding to comment letters from the Securities and Exchange Commission and matters related to the filing of registration statements on Form S-8.

     (c) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for tax compliance, tax advice and tax planning are as follows:


    Fiscal Year 2003:.......................................  $242,359
    Fiscal Year 2002:.......................................  $225,000

     These fees relate to services provided by KPMG in connection with international tax advice on mergers, due diligence, reorganizations and asset transfers.

     (d) All Other Fees. The aggregate fees billed for each of the last two fiscal years for products and services provided by KPMG other than the services reports in Items 14(a-c) above are as follows:


    Fiscal Year 2003:.......................................  $     0
    Fiscal Year 2002:.......................................  $44,000

In fiscal year 2002, these fees related to acquisition-related due diligence services.

     (e) Audit Committee Administration of the Engagement -- Procedures for Pre-Approval of Audit and Permissible Non-Audit Services of the Company's Independent Auditor.

     The Audit Committee of the Board of Directors of SPSS has the exclusive authority and responsibility to engage, direct, pre-approve and oversee the Company's independent auditors with respect to all audit or non-audit services and has the exclusive authority and responsibility to either retain or terminate the Company's independent auditors. The Audit Committee's exclusive authority and responsibility with respect to these matters is set forth in the SPSS Inc. Charter of the Audit Committee of the Board of Directors. The Audit Committee approved the engagement of KPMG to conduct the audit of the Company on April 23, 2003. The Audit Committee reported to the Board that it had retained KPMG to conduct the audit of the Company and the Board accepted the Audit Committee's report on this matter.

     On February 5, 2004, the Audit Committee adopted a formal procedure for the approval of all non-audit related services provided by the Company's independent auditor. This procedure is set forth in Supplement A to the SPSS Inc. Charter of the Audit Committee of the Board of Directors which is attached as Exhibit 99.2 to this Form 10-K. Any request for the Company's independent auditor to perform non-audit related services must be made pursuant to this procedure. In accordance with the procedure, when the Company identifies a non-audit related service that it wants its independent auditor to perform, the Company must first submit a written request (the "Company Request") to its independent auditor that includes (i) a detailed description of the type and scope of the non-audit related service that the Company requests (the "Requested Non-Audit Related Services") and (ii) an explanation as to why the Company believes that the Company's independent auditor will provide the most effective and efficient service. Upon the receipt of the Company Request, the Company's independent auditor will calculate the fees that would be charged by the independent auditor in providing the Requested Non-Audit Related Services. The Company's independent auditor will then provide the Audit Committee chairman with (i) a written description of the Requested Non-Audit Related Services, (ii) a written description of the fees that would be charged by the independent auditor in providing the Requested Non-Audit Related Services (including the amount of such fees denominated in the applicable local currency and the amount of such fees denominated in United States dollars (the "Dollar Denominated Fee")) and (iii) a written request for Audit Committee approval of the Requested Non-Audit Related Services in the amount of the Dollar Denominated Fee plus ten percent (10%) of the Dollar Denominated Fee rounded to the nearest $1,000. If the amount of the Dollar Denominated Fee exceeds $10,000, the request will be in the form of a formal engagement letter. The Audit Committee chairman will then review the materials provided by the independent auditor. If the Audit Committee chairman determines that the Requested Non-Audit Related Services are appropriate, the Audit Committee chairman will approve the Requested Non-Audit Related Services. The Audit Committee chairman will then provide written notice of this approval to both the Company's independent auditor and the Company. If a formal engagement letter is required for the approved Requested Non-Audit Related Services, the Audit Committee chairman will, instead, execute the engagement letter and return an executed copy to the Company's independent auditor. The Committee chairman will collect all materials relating to Requested Non-Audit Related Services, including the Audit Committee chairman's authorization of such Requested Non-Audit Related Services, and will present a copy of all such materials to the full Audit Committee for ratification at the next scheduled Audit Committee meeting. All written correspondence relating to Requested Non-Audit Related Services will be included in the official records of the Audit Committee.

     On August 12, 2003, the Audit Committee pre-approved a license by the Company of the KPMG Accounting Research Online Database, a program that would allow the Company to access accounting literature and interpretations for research purposes. In August 2003, the Audit Committee pre-approved the retention of KPMG to perform a due diligence review of the work papers of an acquisition-related target company's auditors and other tax-related due diligence, in an amount not to exceed $50,000. Finally, on October 24, 2002, the Audit Committee pre-approved the retention of KPMG to perform services for the Company related to tax planning and tax preparation in the amount of $50,000. No additional pre-approval with respect to tax services was obtained during fiscal year 2003 for tax services to be performed subsequent to May 6, 2003. In the process of implementing the Audit Committee's procedure for the approval of non-audit related services, KPMG performed approximately $43,000 of tax-related services subsequent to May 6, 2003 without pre-approval from the Audit Committee. SPSS considers this incident to be a one-time event.

     During fiscal year 2003, $43,000 of the fees described in this Item 14 were not approved by the Audit Committee pursuant to the de minimus exception.

     None of the hours expended on KPMG's engagement to audit SPSS financial statements for 2003 were attributed to work performed by persons other than the KPMG's full-time, permanent employees.

                                    PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) Consolidated Financial statements commence on page 35:

       Independent Auditors' Report

       Consolidated Balance Sheets as of December 31, 2002 and 2003

       Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003

       Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2002 and 2003

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2002 and 2003

       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

       Notes to Consolidated Financial Statements

     (2) Consolidated Financial Statement Schedule -- see page 73:

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

                                                                          INCORPORATION
EXHIBIT                                                                   BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                      (IF APPLICABLE)
-------                     -----------------------                      ---------------
  2.13    Agreement and Plan of Merger dated as of October 28, 2001,     (29), Ex. 99.1
          among SPSS Inc., Red Sox Acquisition Corp. and NetGenesis
          Corp.
  2.14    Stock Purchase Agreement by and among SPSS Inc., LexiQuest,    (33), Ex. 2.14
          S.A. and the owners of all of the issued and outstanding
          shares of capital stock of LexiQuest, S.A., dated as of
          January 31, 2002.
  2.15    Stock Purchase Agreement, dated as of November 4, 2003, by     (40), Ex. 2.15
          and among SPSS Inc., SPSS International B.V. and the owners of all of the issued and outstanding shares of Data
          Distilleries B.V. identified on Exhibit A thereto.
  3.1     Certificate of Incorporation of SPSS.                          (5), Ex. 3.2
  3.2     By-Laws of SPSS.                                               (5), Ex. 3.4
  4.1     Rights Agreement, dated June 18, 1998 Between SPSS Inc. and    (41), Ex. 1
          Computershare Investor Services (f/k/a Harris Trust and
          Savings Bank).
 10.1     Employment Agreement with Jack Noonan.+                        (8), Ex. 10.1
 10.2     Agreement with Valletta.+                                      (6), Ex. 10.2
 10.3     Agreement between SPSS and Prentice Hall.                      (6), Ex. 10.5
 10.4     Intentionally omitted.
 10.5     HOOPS Agreement.                                               (6), Ex. 10.7
 10.6     Stockholders Agreement.                                        (5), Ex. 10.8
 10.7     Agreements with CSDC.                                          (5), Ex. 10.9
 10.8     Amended 1991 Stock Option Plan.+                               (5), Ex. 10.10
 10.9     SYSTAT Asset Purchase Agreement.                               (9), Ex. 10.9
 10.10    1994 Bonus Compensation.+                                      (10), Ex. 10.11
 10.11    Lease for Chicago, Illinois Office.                            (10), Ex. 10.12
 10.12    Amendment to Lease for Chicago, Illinois Office.               (10), Ex. 10.13
 10.13    1995 Equity Incentive Plan.+                                   (11), Ex. 10.14
 10.14    1995 Bonus Compensation.+                                      (12), Ex. 10.15
 10.15    Amended and Restated 1995 Equity Incentive Plan.+              (13), Ex. 10.17
 10.16    1996 Bonus Compensation.+                                      (14), Ex. 10.18
 10.17    Software Distribution Agreement between the Company and        (14), Ex. 10.19
          Banta Global Turnkey.
 10.18    Lease for Chicago, Illinois in Sears Tower.                    (15), Ex. 10.20
 10.19    1997 Bonus Compensation.+                                      (17), Ex. 10.21
 10.20    Intentionally Omitted
 10.21    Second Amended and Restated 1995 Equity Incentive Plan.+       (19), Ex. A
 10.22    1998 Bonus Compensation.+                                      (20), Ex. 10.23
 10.23    Third Amended and Restated 1995 Equity Incentive Plan.+        (22), Ex. 10.1
 10.24    Intentionally Omitted
 10.25    Intentionally Omitted
 10.26    1999 Bonus Compensation+                                       (24), Ex. 10.27
 10.27    2000 Equity Incentive Plan.+                                   (26), Ex. 10.45
 10.28    SPSS Qualified Employee Stock Purchase Plan.+                  (26), Ex. 10.46
 10.29    SPSS Nonqualified Employee Stock Purchase Plan.+               (26), Ex. 10.47
 10.30    2000 Bonus Compensation.+                                      (27), Ex. 10.30
 10.31    Stock Purchase Agreement by and between SPSS Inc. and Siebel   (28), Ex. 10.31
          Systems, Inc.

                                                                          INCORPORATION
EXHIBIT                                                                   BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                      (IF APPLICABLE)
-------                     -----------------------                      ---------------
 10.32    1999 Employee Equity Incentive Plan.+                          (30), Ex. 4.1
 10.33    Intentionally Omitted
 10.34    Intentionally Omitted
 10.35    SPSS Inc. 2002 Equity Incentive Plan+                          (34), Ex. 4.1
 10.36    Intentionally Omitted
 10.37    Intentionally Omitted
 10.38    Intentionally Omitted
 10.39    Intentionally Omitted
 10.40    Intentionally Omitted
 10.41    Intentionally Omitted
 10.42    Intentionally Omitted
 10.43    Loan and Security Agreement, dated as of March 31, 2003, by    (37), Ex. 10.43
          and between SPSS Inc. and each of SPSS's subsidiaries that may become additional borrowers, as Borrower, and Foothill
          Capital Corporation, as Lender.
 10.44    Amendment to Stock Purchase Agreement, dated as of October     (38), Ex. 10.44
          1, 2003, by and between SPSS Inc. and America Online, Inc.
 10.45    Amended and Restated Strategic Online Research Services        (38), Ex. 10.45
          Agreement, dated as of October 1, 2003, by and between SPSS
          Inc. and America Online, Inc.
 10.46    Consulting Agreement, dated as of June 1, 2003, by and         (39), Ex. 10.46
          between SPSS Inc. and Norman H. Nie Consulting, L.L.C.
 14.1     SPSS Inc. Code of Business Conduct and Ethics.
 21.1     Subsidiaries of SPSS Inc.
 23.1     Consent of KPMG LLP
 31.1     Certification of the Chief Executive Officer and President
          pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     Certification of the Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of the Chief Executive Officer and President
          pursuant to 18. U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     Certification of the Chief Financial Officer pursuant to 18.
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.1     SPSS Inc. Charter of the Audit Committee of the Board of
          Directors
 99.2     Supplement A to the SPSS Inc. Charter of the Audit Committee
          of the Board of Directors

---------------

 (1) Previously filed with the Report on Form 8-K of SPSS Inc., dated September 26, 1996, filed on October 11, 1996, as amended on Form 8-K/A-1, filed November 1, 1996. (File No. 000-22194)

 (2) Previously filed with Amendment No. 1 to the Registration Statement on Form S-4 of SPSS Inc. filed on November 7, 1996. (File No. 333-15427)

 (3) Previously filed with the Report on Form 8-K of SPSS Inc., dated September 30, 1997, filed on October 15, 1997. (File No. 000-22194)

 (4) Previously filed with the Registration Statement on Form S-3 of SPSS Inc. filed on November 26, 1997. (File No. 333-41207)

 (5) Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 of SPSS Inc. filed on August 4, 1993. (File No. 33-64732)

 (6) Previously filed with Amendment No. 1 to the Registration Statement on Form S-1 of SPSS Inc. filed on July 23, 1993. (File No. 33-64732)

 (7) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended September 30, 1993. (File No. 000-22194)

 (8) Previously filed with the Registration Statement on Form S-1 of SPSS Inc. filed on June 22, 1993. (File No. 33-64732)

 (9) Previously filed with the Registration Statement on Form S-1 of SPSS Inc. filed on December 5, 1994. (File No. 33-86858)

(10) Previously cited with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1994. (File No. 000-22194)

(11) Previously filed with the 1995 Proxy Statement of SPSS Inc. (File No. 000-22194)

(12) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1995. (File No. 000-22194)

(13) Previously filed with the 1996 Proxy Statement of SPSS Inc. (File No. 000-22194)

(14) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1996. (File No. 000-22194)

(15) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended March 31, 1997. (File No. 000-22194)

(16) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended June 30, 1997. (File No. 000-22194)

(17) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1997. (File No. 000-22194)

(18) Previously filed with the Report on Form 8-K of SPSS Inc., dated December 31, 1998, filed on January 15, 1999, as amended on Form 8-K/A filed March 12, 1999. (File No. 000-22194)

(19) Previously filed with the 1998 Proxy Statement of SPSS Inc. (File No. 000-22194)

(20) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

(21) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

(22) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

(23) Intentionally Omitted.

(24) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1999. (File No. 000-22194).

(25) Previously filed with the Report on Form 8-K of SPSS Inc., filed November 15, 2000. (File No. 000-22194).

(26) Previously filed with the Registration Statement on Form S-4 of SPSS Inc., filed on December 19, 2000. (File No. 333-52216)

(27) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2000. (File No. 000-22194)

(28) Previously filed with Registration Statement on the Form S-3 of SPSS Inc. filed on October 9, 2001. (File No. 333-71236)

(29) Previously filed with the Report on Form 8-K of SPSS Inc., dated October 28, 2001, filed on October 29, 2001. (File No. 000-22194)

(30) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on September 15, 2000. (File No. 333-45900)

(31) Previously filed with the Registration Statement on Form S-3 of SPSS Inc. filed on December 12, 2001. (File No. 333-74944)

(32) Previously filed with the Report on Form 8-K/A (Amendment No. 1) of SPSS Inc. filed on December 12, 2001. (File No. 000-22194)

(33) Previously filed with the Report on Form 8-K of SPSS Inc., dated February 6, 2002, filed on February 21, 2002. (File No. 000-22194)

(34) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on June 18, 2002. (File No. 333-90694)

(35) Intentionally Omitted.

(36) Intentionally Omitted.

(37) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2002. (File No. 000-22194)

(38) Previously filed with the Report on Form 8-K of SPSS Inc., dated October 1, 2003, filed on October 15, 2003. (File No. 000-22194)

(39) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended September 30, 2003. (File No. 000-22194)

(40) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 5, 2003, filed on November 18, 2003) (File No. 000-22194)

(41) Previously filed with the Form 8-A12G of SPSS Inc. filed on June 18, 1998. (File No. 000-22194)

     (b) Reports on Form 8-K

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

     The current report of SPSS on Form 8-K, dated November 5, 2003, filed with the SEC on November 18, 2003. The Form 8-K announced the acquisition by SPSS, through its wholly-owned subsidiary, SPSS International B.V., of all of the issued and outstanding shares of capital stock of Data Distilleries B.V.

     The current report of SPSS on Form 8-K, dated December 29, 2003, filed with the SEC on January 6, 2004. The Form 8-K announced the consummation of an agreement by SPSS to grant to Systat Software, Inc., a subsidiary of Cranes Software International Ltd., an exclusive worldwide license to distribute the Sigma-series line of products for a three-year period, to sell to Systat certain related assets and to grant to Systat an option to purchase the licensed property.

     The current report of SPSS Inc. on Form 8-K/A (Amendment No. 1), dated November 5, 2003, filed with the SEC on January 20, 2004. The Report on Form 8-K/A (Amendment No. 1) amended the Report on Form 8-K filed with the SEC on November 18, 2004 (see above) announcing the acquisition of Data Distilleries B.V. The Report on Form 8-K contained the following financial information: (a) Financial Statements of Business Acquired including (i) Data Distilleries B.V. Audited Financial Statements for the years ended December 31, 2002 and 2001 and
(ii) Data Distilleries B.V. Unaudited Financial Statements for the Nine Months Ended September 30, 2003 and 2002, and (b) Pro Forma Financial Information for the combined businesses.

     The current report of SPSS Inc. on Form 8-K, dated December 31, 2003, filed with the SEC on January 20, 2004. The Form 8-K reported that Mr. Patrick Dauga no longer serves as the Executive Vice President, Worldwide Sales of SPSS and that SPSS has hired Mr. John Shap as its new Senior Vice President, Worldwide Sales.

     The current report of SPSS Inc. on Form 8-K, dated February 17, 2004, filed with the SEC on February 18, 2004. The Form 8-K reported that SPSS had issued a press release announcing its results for its fourth quarter and fiscal year ended December 31, 2003 and attached a copy of the press release as an exhibit. The report also described certain non-GAAP financial measures included in the press release.

     The current report of SPSS Inc. on Form 8-K, dated February 18, 2004, filed with the SEC on February 20, 2004. The Form 8-K reported that SPSS had held its Fourth Quarter 2003 Earnings Release Conference Call on February 18, 2004. The Form 8-K report attached a transcript of the conference call as an exhibit.

     The current report of SPSS Inc. on Form 8-K, dated March 30, 2004, filed with the SEC on March 30, 2004. The Form 8-K reported the facts that have caused SPSS to further delay the filing of its Annual Report on Form 10-K for fiscal year 2003 with the SEC.

     The current report of SPSS Inc. on Form 8-K, dated April 7, 2004, filed with the SEC on April 8, 2004. The Form 8-K reported that SPSS had received a Nasdaq Staff Determination, the impact of this determination and certain information regarding the review being conducted by the Audit Committee.

     The current report of SPSS Inc. on Form 8-K, dated May 4, 2004, filed with the SEC on May 6, 2004. The Form 8-K reported that SPSS had issued a press release announcing its preliminary results for its fiscal quarter ended March 31, 2004 and attached a copy of the press release as an exhibit. The report also described certain non-GAAP financial measures included in the release.

     The current report of SPSS Inc. on Form 8-K, dated May 5, 2004, filed with the SEC on May 6, 2004. The Form 8-K reported that SPSS had held its First Quarter 2004 Earnings Release Conference Call on May 5, 2004. The Form 8-K attached a transcript of the conference call as an exhibit.

     The current report of SPSS Inc. on Form 8-K, dated May 14, 2004, filed with the SEC on May 20, 2004. The Form 8-K reported that a class action lawsuit has been filed against SPSS, Jack Noonan and Edward Hamburg alleging certain violations of the federal securities laws. The Form 8-K also reports that the Company and the other defendants believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint.

     The current report of SPSS Inc. on Form 8-K, dated June 10, 2004, filed with the SEC on June 14, 2004. The Form 8-K reported that SPSS had received a Nasdaq staff determination and the impact of this determination.

     The current report of SPSS Inc. on Form 8-K, dated July 1, 2004, filed with the SEC on July 2, 2004. The Form 8-K reported the resignation of Brian Zanghi as Executive Vice President and Chief Operating Officer of SPSS.

     The current report of SPSS Inc. on Form 8-K, dated July 22, 2004, filed with the SEC on July 23, 2004. The Form 8-K reported that SPSS had received a Nasdaq staff determination and the impact of this determination.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 29, 2004.


                                          SPSS INC.

                                          By:        /s/ JACK NOONAN
                                              ---------------------------------
                                                        Jack Noonan
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of July 29, 2004.

                  SIGNATURE                                         TITLE
                  ---------                                         -----

              /s/ NORMAN H. NIE                      Chairman of the Board of Directors
---------------------------------------------
                Norman H. Nie


               /s/ JACK NOONAN                     President, Chief Executive Officer and
---------------------------------------------                     Director
                 Jack Noonan


             /s/ EDWARD HAMBURG                      Executive Vice President, Corporate
---------------------------------------------      Operations, Chief Financial Officer and
               Edward Hamburg                                     Secretary


            /s/ ROBERT BRINKMANN                Vice President, Finance and Controller, Chief
---------------------------------------------    Accounting Officer and Assistant Secretary
              Robert Brinkmann


          /s/ CHARLES R. WHITCHURCH                               Director
---------------------------------------------
            Charles R. Whitchurch


              /s/ MERRITT LUTZ                                    Director
---------------------------------------------
                Merritt Lutz


              /s/ MICHAEL BLAIR                                   Director
---------------------------------------------
                Michael Blair


              /s/ PROMOD HAQUE                                    Director
---------------------------------------------
                Promod Haque


            /s/ WILLIAM B. BINCH                                  Director
---------------------------------------------
              William B. Binch


            /s/ KENNETH H. HOLEC                                  Director
---------------------------------------------
              Kenneth H. Holec

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
 14.1     SPSS Inc. Code of Business Conduct and Ethics
 21.1     Subsidiaries of the Company.
 23.1     Consent of KPMG.
 31.1     Certification of the Chief Executive Officer and President
          pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     Certification of the Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of Chief Executive Officer and President
          pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     Certification of Chief Financial Officer pursuant to 18
          U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002.
 99.1     SPSS Inc. Charter of the Audit Committee of the Board of
          Directors
 99.2     Supplement A to the SPSS Inc. Charter of the Audit Committee
          of the Board of Directors