Form 10-Q
period 2004-03-31
SPSS INC
filed 2004-07-29
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

    AS OF JULY 1, 2004, THERE WERE 17,571,517 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

                                      INDEX

                       PART I - FINANCIAL INFORMATION                            PAGE
--------------------------------------------------------------------------       ----
        ITEM 1. FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2003
                  AND MARCH 31, 2004 (UNAUDITED)                                    3
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                  THE THREE MONTHS ENDED MARCH 31, 2003 (As restated)
                  (UNAUDITED) AND 2004 (UNAUDITED)                                  4
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2003 (As restated)
                  (UNAUDITED) AND 2004 (UNAUDITED)                                  5
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                  MONTHS ENDED MARCH 31, 2003 (As restated) (UNAUDITED) AND
                  2004 (UNAUDITED)                                                  6
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10
        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                14
        ITEM 4. CONTROLS AND PROCEDURES                                            15

PART II - OTHER INFORMATION
                                                                                   16
        ITEM 1. LEGAL PROCEEDINGS
        ITEM 5. OTHER INFORMATION                                                  16
        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   18

                           SPSS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   December 31,    March 31,
                                                                       2003          2004
                                                                   -----------    ----------
ASSETS                                                                            (unaudited)
Current assets
    Cash and cash equivalents                                       $  36,101      $  41,531
    Accounts receivable, net                                           49,317         41,521
    Inventories                                                         1,444          1,078
    Deferred income taxes                                              14,023         11,608
    Prepaid income taxes                                                3,996          8,873
    Other current assets                                                7,931          7,621
                                                                    ---------      ---------
     Total current assets                                             112,812        112,232
Property, equipment and leasehold improvements, net                    27,771         26,241
Restricted cash                                                           190            190
Capitalized software development costs, net                            26,826         27,494
Goodwill                                                               44,020         44,020
Intangibles, net of accumulated amortization                            3,380          3,224
Noncurrent deferred income taxes                                       11,375         12,013
Other noncurrent assets                                                 2,633          2,393
                                                                    ---------      ---------
     Total assets                                                   $ 229,007      $ 227,807
                                                                    =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable                                                   $   2,500      $   2,500
    Accounts payable                                                    7,169          7,258
    Income taxes payable                                                2,863          2,060
    Deferred revenues                                                  59,379         57,707
    Other current liabilities                                          24,600         21,898
                                                                    ---------      ---------
     Total current liabilities                                         96,511         91,423
Noncurrent notes payable                                                5,951          5,300
Noncurrent deferred income taxes                                          632            632
Other noncurrent liabilities                                              853            798
Common stock subject to repurchase                                      5,421          5,421

Stockholders' equity
    Common Stock, $.01 par value; 50,000,000 shares authorized;
    17,257,871 and 17,823,917 shares issued and outstanding
    in 2003 and 2004, respectively                                        173            178
   Additional paid-in capital                                         148,202        150,050
   Deferred Compensation                                                 (385)          (325)
   Accumulated other comprehensive loss                                (6,576)        (5,999)
   Accumulated deficit                                                (21,775)       (19,671)
                                                                    ---------      ---------
     Total stockholders' equity                                       119,639        124,233
                                                                    ---------      ---------
     Total liabilities and stockholders' equity                     $ 229,007      $ 227,807
                                                                    =========      =========

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     ----------------------
                                                                       2003          2004
                                                                     ---------    ---------
                                                                   (As Restated)
Net revenues:
   License fees                                                      $  21,395    $  24,826
   Maintenance                                                          18,324       23,841
   Services                                                              8,435        8,443
                                                                     ---------    ---------

Total net revenues                                                      48,154       57,110

Operating expenses:
   Cost of license and maintenance revenues                              3,006        3,936
   Sales, marketing and services                                        30,729       32,387
   Research and development                                             10,927       11,987
   General and administrative                                            4,051        4,874
                                                                     ---------    ---------

Operating expenses                                                      48,713       53,184
                                                                     ---------    ---------

Operating income (loss)                                                   (559)       3,926
                                                                     ---------    ---------

Other income (expense):
   Net interest and investment income (expense)                            236          (75)
   Other income (expense)                                                  131         (602)
                                                                     ---------    ---------
Other income (expense)                                                     367         (677)
                                                                     ---------    ---------

Income (loss) before income taxes                                         (192)       3,249
Income tax expense (benefit)                                              (134)       1,145
                                                                     ---------    ---------

Net income (loss)                                                    $     (58)   $   2,104
                                                                     =========    =========

Basic net income (loss) per share                                    $      --    $    0.12
                                                                     =========    =========
Diluted net income (loss) per share                                  $      --    $    0.11
                                                                     =========    =========

Share data:
Shares used in computing basic net income (loss) per share              17,228       17,765
                                                                     =========    =========
Shares used in computing diluted net income (loss) per share            17,228       18,428
                                                                     =========    =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                 ----------------------
                                                   2003         2004
                                                ------------- ---------
                                                (As restated)
Net income (loss)                                $     (58)   $   2,104

Other comprehensive income
     Foreign currency translation adjustment           268          577
                                                 ---------    ---------

Comprehensive income                             $     210    $   2,681
                                                 =========    =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                         --------------------------------
                                                                             2003               2004
                                                                         --------------    --------------
                                                                         (As Restated)
Cash flows from operating activities:
    Net income (loss)                                                    $          (58)   $        2,104
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
          Depreciation and amortization                                           3,545             4,064
          Deferred income taxes                                                    (117)            1,768
          Noncash services expenses (income)                                        563              (375)
          Changes in assets and liabilities, net of acquisition:
             Accounts receivable                                                  9,152             7,892
             Inventories                                                            402               413
             Prepaid expenses                                                       684            (1,703)
             Restricted cash                                                         10                --
             Accounts payable                                                     1,709                72
             Accrued expenses                                                    (4,458)           (2,254)
             Accrued income taxes                                                (3,359)           (5,911)
             Deferred revenues                                                    1,380            (1,805)
    Other                                                                         1,130               895
                                                                         --------------    --------------
Net cash provided by operating activities                                        10,583             5,160
                                                                         --------------    --------------

Cash flows from investing activities:
    Capital expenditures, net                                                    (1,165)             (485)
    Capitalized software development costs                                       (2,458)           (2,583)
    Proceeds from the divestiture of Sigma-series product line                       --             2,000
                                                                         --------------    --------------
Net cash used in investing activities                                            (3,623)           (1,068)
                                                                         --------------    --------------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                                   --              (651)
    Proceeds from issuance of common stock                                          336             1,850
                                                                         --------------    --------------
Net cash provided by financing activities                                           336             1,199
                                                                         --------------    --------------

Effect of exchange rates on cash                                                    138               139
                                                                         --------------    --------------
Net change in cash and cash equivalents                                           7,434             5,430
Cash and cash equivalents at beginning of period                                 14,490            36,101
                                                                         --------------    --------------
Cash and cash equivalents at end of period                               $       21,924    $       41,531
                                                                         ==============    ==============

Supplemental disclosures of cash flow information:
    Interest paid                                                        $          147    $          218
    Income taxes paid                                                             2,669             6,402
    Cash received from income tax refunds                                         1,160             1,291

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of the Company's management, are necessary for a fair presentation of the results of the interim periods shown. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of SPSS and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATIONS

    Certain revenues, expenses and balances of prior periods have been reclassified to conform to the current presentation.

NOTE 3 - STOCK OPTION PLANS

    The Company maintains one stock incentive plan that is flexible and allows various forms of equity incentives to be issued under it. The Company accounts for this plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In prior years, the Company has recognized compensation cost for restricted stock and restricted stock units to employees. No compensation is recognized for stock option grants to employees. All options granted under the stock incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income
(loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            2003              2004
                                                                       --------------    -------------
                                                                        (As Restated)
Net income (loss), as reported                                         $          (58)   $        2,104
Deduct:
  Total stock-based employee compensation expense determined under
    the fair value based method for all awards, net of related taxes           (1,065)           (1,123)
                                                                       --------------    --------------
Pro forma net income (loss)                                            $       (1,123)   $          981
                                                                       ==============    ==============
Income (loss) per share:
  Basic-- as reported                                                  $           --    $         0.12
  Basic-- pro forma                                                    $        (0.07)   $         0.06

  Diluted-- as reported                                                $           --    $         0.11
  Diluted-- pro forma                                                  $        (0.07)   $         0.05


NOTE 4 - DOMESTIC AND FOREIGN OPERATIONS

    Net revenues per geographic region are summarized as follows:

                   THREE MONTHS ENDED MARCH 31,
                 -------------------------------
                      2003             2004
                 --------------   --------------
                  (As Restated)
United States    $       21,048   $       23,245
United Kingdom            7,355            8,830
Other                    19,751           25,035
                 --------------   --------------
       Total     $       48,154   $       57,110
                 ==============   ==============

NOTE 5 - EARNINGS PER COMMON SHARE

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

                                                    THREE MONTHS ENDED MARCH 31,
                                                         2003          2004
                                                    -------------  ------------
                                                    (As Restated)
Basic weighted average common shares outstanding          17,228         17,765
Dilutive effect of stock options                              --            663
                                                     -----------   ------------
Diluted weighted average common shares outstanding        17,228         18,428
                                                     ===========   ============

    In 2003, potentially dilutive securities excluded from the earnings per share calculation due to the Company's net loss position consisted of stock options. Such options totaled 144,000 for the three months ended March 31, 2003.


NOTE 6 - SUBSEQUENT EVENTS

       Under the terms of the November 4, 2003 Stock Purchase Agreement with Data Distilleries, the Company was obligated to file a Registration Statement on Form S-3 to register the potential resale of the 281,830 shares issued to Data Distilleries shareholders in April 2004. Because the Company's 2003 10-K was not timely filed, SPSS became ineligible to use Form S-3 and was not able to register the shares by the required April 2004 filing date. The Company fulfilled its obligation under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder the number of shares of SPSS common stock received by such shareholder in connection with this transaction. During April 2004, SPSS notified the former shareholders of the Company's inability to properly register these shares and through June 30, 2004, the Company has repurchased 281,830 shares at a cost of $5.4 million.

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

    The Company has been named as a defendant in a lawsuit filed on or about May 14, 2004 in the United States District Court for the Northern District of Illinois, under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04C3427. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint seeks to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. Neither SPSS nor the individual defendants have responded to the complaint as of the date of this filing. SPSS and the other defendants believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "ESTIMATES" OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO SPSS ON THE DATE HEREOF. SPSS CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. BECAUSE OF THESE RIGHTS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. DEVIATIONS BETWEEN ACTUAL AND FUTURE EVENTS AND THE COMPANY'S ESTIMATES AND ASSUMPTIONS COULD LEAD TO RESULTS THAT ARE MATERIALLY DIFFERENT FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. SPSS DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND ACCOMPANYING NOTES, WHICH APPEAR ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2004.

The Company has restated its financial statements for fiscal years 2001 and 2002, including the corresponding interim periods for 2001 and 2002, and the interim periods ended March, June and September 2003. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2003 for additional information. The results for the three months ended March 31, 2003 set forth in this section reflect the restated numbers.

TOTAL NET REVENUES.

           THREE MONTHS ENDED    MARCH 31,    MARCH 31,   PERCENTAGE    PERCENT OF TOTAL REVENUES
                                   2003         2004        CHANGE         2003          2004
                               ------------- ----------   ----------    -----------    ----------
                               (As Restated)
           Total net revenues   $   48,154   $   57,110           19%           100%          100%

         Total net revenues increased by $9.0 million from the first quarter of 2003 primarily due to increases in new license fees, maintenance revenues, and changes in currency exchange rates. This increase was partially offset by the divestiture of the Company's Sigma-series products in December 2003 and a drop in revenues from consulting services. Noticeable increases in revenues occurred in the United Kingdom and Japan at the end of their governmental fiscal years, as well as in France and Germany. In the United States, new sales to agencies of the federal government were up considerably while revenues from academic customers were flat and sales to state and local government organizations were down compared to the same period in 2003. Total net revenues were positively affected by revenues with acquisitions and changes in currency exchange rates of approximately $1.6 million and $5.0 million, respectively, and negatively affected by the divestiture and changes in deferred revenues of approximately $1.6 million and $1.1 million, respectively.

LICENSE FEES.

THREE MONTHS ENDED        MARCH 31,    MARCH 31,   PERCENTAGE    PERCENT OF TOTAL REVENUES
                            2003         2004        CHANGE         2003            2004
                       -------------  ----------   ----------    ----------    -----------
                       (As Restated)
License fees             $   21,395   $   24,826           16%           44%            43%

     License fee revenues increased $3.4 million from the first three months of 2003. This increase was driven by sales of SPSS data mining and desktop statistical analysis tools, new revenues from licenses of SPSS applications for market research, sales of predictive analytic applications from the Company's Data Distilleries acquisition and changes in currency exchange rates. New license fees from the applications acquired with Data Distilleries were approximately $0.3 million in the first quarter of 2004.

MAINTENANCE REVENUES.

THREE MONTHS ENDED     MARCH 31,   MARCH 31,    PERCENTAGE    PERCENT OF TOTAL REVENUES
                         2003        2004         CHANGE         2003            2004
                     ------------- ----------   ----------    -----------    ----------
                     (As restated)
Maintenance               18,324       23,841           30%            38%           42%

    Maintenance revenues increased $5.5 million from the first quarter of 2003 primarily due to steady renewal rates for the Company's major offerings, maintenance from Data Distilleries applications and changes in currency exchange rates. Maintenance revenues from the applications acquired with Data Distilleries were approximately $1.0 million in the first quarter of 2004.

SERVICES REVENUES.

THREE MONTHS ENDED          MARCH 31,    MARCH 31,   PERCENTAGE   PERCENT OF TOTAL REVENUES
                              2003         2004         CHANGE       2003           2004
                         -------------  ----------   ----------   -----------    ----------
Services                        8,435        8,443           --            18%           15%

    Services revenues remained unchanged from last year. Favorably contributing to 2004 performance was consulting related to implementations of Data Distilleries applications, higher enrollments in SPSS training classes and changes in currency exchange rates. Services revenues from implementing applications acquired with Data Distilleries were approximately $0.3 million in the first quarter of 2004. This increase was offset by fewer data mining and market research consulting projects.

    COST OF LICENSE AND MAINTENANCE REVENUES.

THREE MONTHS ENDED               MARCH 31,    MARCH 31,   PERCENTAGE    PERCENT OF TOTAL REVENUES
                                   2003         2004        CHANGE         2003           2004
                              -------------  ----------   ----------    -----------    ----------
                              (As restated)
Cost of license and maintenance $    3,006   $    3,936           31%             6%            7%
    revenues

    Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. These costs increased almost $1.0 million from the 2003 first quarter primarily due to higher costs associated with the increase in license revenues and higher amortization of capitalized and acquired technology assets with the release of new products and from the acquisition of Data Distilleries. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues in the remaining quarters of the 2004 fiscal year.

    SALES, MARKETING AND SERVICES.

THREE MONTHS ENDED                  MARCH 31,    MARCH 31,   PERCENTAGE    PERCENT OF TOTAL REVENUES
                                      2003         2004        CHANGE         2003           2004
                                 -------------  ----------   ----------    -----------    ----------
                                 (As restated)
     Sales, marketing and services $   30,729   $   32,387            5%            64%           57%

    Sales, marketing and services expenses increased $1.7 million from the first three months of 2003 primarily due to compensation increases, staff additions and changes, the addition of employees with the acquisition of Data Distilleries, and changes in currency exchange rates. Such expenses should increase in subsequent quarters consistent with expected increases in license fees and services revenue as well as one-time costs associated personnel changes in the Company's sales and professional services organizations.

    RESEARCH AND DEVELOPMENT.

THREE MONTHS ENDED        MARCH 31,    MARCH 31,   PERCENTAGE    PERCENT OF TOTAL REVENUES
                            2003         2004        CHANGE         2003           2004
                        ------------- ----------   ----------    -----------    ----------
Research and development $   10,927   $   11,987           10%            23%           21%

    Research and development costs increased $1.1 million from the 2003 first quarter primarily due to the addition of Data Distilleries development personnel and changes in currency exchange rates. Such costs are expected to remain relatively flat in the remaining quarters of 2004.

    GENERAL AND ADMINISTRATIVE.

THREE MONTHS ENDED            MARCH 31,    MARCH 31,   PERCENTAGE    PERCENT OF TOTAL REVENUES
                                2003         2004        CHANGE         2003           2004
                           -------------  ----------   ----------    -----------    ----------
                           (As restated)
General and administrative   $    4,051   $    4,874           20%             8%            9%

    General and administrative expenses increased $0.8 million from the first three months of 2003 primarily due to higher legal and accounting expenses related to the review and restatement of financial results, additions to the corporate accounting staff, higher insurance costs, expenses related to compliance with the Sarbanes-Oxley Act of 2002, and the effects of currency exchange rates. Upon completion of the review and restatements, legal and accounting expenses are expected to total approximately $1.8 million, of which $0.4 million was accrued in the three months ended March 31, 2004.

    NET INTEREST AND INVESTMENT INCOME (EXPENSE).

THREE MONTHS ENDED               MARCH 31,    MARCH 31,    PERCENTAGE   PERCENT OF TOTAL REVENUES
                                   2003         2004         CHANGE        2003          2004
                              -------------  ----------    ----------   -----------   -----------
                              (As restated)
Net interest income (expense)   $      236   $      (75)           NM             1%           --%

    Net interest and investment income in the three months ended March 31, 2003, was due to income of $332,000 from interest earned on line-of-credit deposits, partially offset by the interest expense related to the Company's financing arrangement with Bank One N.A. Net expense in the three months ended March 31, 2004, was from line-of-credit borrowings related to the Company's financing arrangement with Wells Fargo Foothill, Inc.

    OTHER INCOME (EXPENSE).

THREE MONTHS ENDED        MARCH 31,    MARCH 31,    PERCENTAGE   PERCENT OF TOTAL REVENUES
                            2003         2004         CHANGE        2003           2004
                       -------------  ----------    ----------   -----------    ----------
                       (As restated)
Other income (expense)   $      131   $     (602)           NM             1%           (1%)

    Other income in the three months ended March 31, 2003 was primarily due to gains from foreign currency transactions from the weakening of the U.S. dollar against other major currencies, partially offset by the decline in value of U.S. dollar-denominated receivables held overseas. Conversely in the first fiscal quarter of 2004, the strengthening of the dollar led to losses from currency transactions due to the decline in value of U.S. dollar-denominated receivables held overseas. Additionally the first fiscal quarter of 2004 included a charge of $231,000 due to the write-off the Company's 2001 investment in e-intelligence Corporation.

    INCOME TAX EXPENSE (BENEFIT).

THREE MONTHS ENDED               MARCH 31,     MARCH 31,   PERCENT OF PRE-TAX INCOME
                                   2003          2004         2003            2004
                               -------------  ----------   -----------    ----------
                               (As restated)
 Income tax expense (benefit)   $     (134)   $    1,145           (70)%          35%



    The income tax provision increased in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due primarily to higher earnings. The Company's effective tax rate should remain at or near 35 percent for the remainder of the 2004 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31 2004, working capital was $20.8 million with a current ratio of 1.2 to 1. Excluding current deferred revenue, working capital was $78.5 million with a current ratio of 3.3 to 1. Cash flows from operating activities were $5.2 million in the three months ended March 31, 2004 compared with $10.6 in the three months ended March 31, 2003. The decrease in cash from operations in 2004 was mainly due to higher tax payments and lower receivable collections partially offset by improved operating results discussed above. In the first three months of 2004, cash from operations came primarily from operating income and receivable collections partially offset by income tax payments, decreases to accrued expenses and reduction to deferred revenues. Average days sales outstanding were 75 days at March 31, 2004, compared with 78 days at December 31, 2003 and 77 days at March 31, 2003.

    Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $3.6 million and $3.1 million in 2003 and 2004, respectively. Capital spending was generally for software development to enhance future business system technology. Management believes that SPSS has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

    In February 2004, SPSS received scheduled payments totaling $2.0 million on the sale of its Sigma-series product line consummated in December 2003.

    Cash provided by financing activities was $1.2 million in the three months ended March 31, 2004 and $0.3 million in the three months ended March 31, 2003. This increase principally resulted from higher proceeds from the issuance of common stock, primarily through the exercise of stock options and employee stock purchases. In the three months ended March 31, 2004, financing activities provided cash proceeds of $1.9 million from the issuance of common stock, primarily through the exercise of stock options and employee stock purchases through the employee stock purchase plan. These proceeds were partially decreased by net repayments of $0.7 million under line of credit agreements.

    On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10.0 million and a revolving line of credit. The maximum amount SPSS may borrow under the revolving line of credit portion of the facility will depend upon the value of the Company's eligible accounts receivable generated within the United States. Additionally, the Company has immediate availability of $2.5 million under the revolving line of credit.

    The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The term loan of $10 million will be paid down evenly over the four (4) year period (i.e., $2.5 million per year over the next four years).

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

    On November 4, 2003, SPSS, through SPSS International B.V., its wholly owned subsidiary, acquired Data Distilleries B.V., a Netherlands-based developer of analytic applications. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, dated as of November 4, 2003, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of the capital stock of Data Distilleries. The aggregate purchase price for all of the issued and outstanding capital stock of Data Distilleries consists of guaranteed and contingent payments. The guaranteed portion of the purchase price was paid at closing and consisted of $1.0 million in cash and 281,830 shares of SPSS common stock valued at $5.31 million for purposes of this transaction. The contingent portion of the purchase price will be paid, if at all, at the end of the first and second years following the closing and may total up to $4.4 million at current approximate exchange rates. The Company's obligation to make the contingent payments will depend on the achievement of certain growth targets for license and maintenance revenues from the Data Distilleries applications. Under the terms of the Stock Purchase Agreement, SPSS was obligated to file a Registration Statement on Form S-3 to register the potential resale of the 281,830 shares issued in this transaction. Because its Form 10-K for fiscal year 2003 was not timely filed and, therefore, SPSS was not eligible to use Form S-3, SPSS has fulfilled its obligations under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder that number of shares of SPSS common stock received by such shareholder in connection with this transaction. SPSS repurchased all of the shares previously issued in this transaction at a total cost of $5.4 million.

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

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the SPSS Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

INTERNATIONAL OPERATIONS

    Revenues from international operations were 56% and 59% of total net revenues in the three months ended March 31, 2003 and March 31, 2004, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. SPSS adopted FIN 46 on July 1, 2003 and FIN 46R on January 1, 2004 and these pronouncements did not have a material impact on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    SPSS is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bear interest at either the prime rate or the Eurodollar rate. As of March 31, 2004, the Company had $7,800,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $78,000 of annual interest expense, assuming the same level of borrowing.

    SPSS is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of its operations and revenue occur outside the United States and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage this exposure to fluctuations to currency exchange rates, SPSS may enter into various financial instruments, such as options, which generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at March 31, 2004, management expects this would have a materially adverse effect on the Company's financial results.

        At March 31, 2004, SPSS did not have any option contracts outstanding.

        Historically, the Company's derivative instruments did not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments were recognized in income in each accounting period.

ITEM 4. CONTROLS AND PROCEDURES

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

         CEO AND CFO CERTIFICATIONS. Attached as Exhibit 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications by the Company's CEO and CFO. These certificates are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This portion of the Company's Quarterly Report on Form 10-Q describes the results of the Company's controls evaluation referred to in the Section 302 Certifications.

        EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES. SPSS Chief Executive Officer, Jack Noonan, and Chief Financial Officer, Edward Hamburg, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Securities Exchange Act of 1934. This evaluation included a review of findings and advice from KPMG arising in conjunction with their audits recently completed that included the restatement of previously issued financial information, and an independent investigation initiated by the Company's Audit Committee, each of which is described below.

        In connection with its audits of the Company's financial statements for 2003, 2002 and 2001. KPMG assessed the internal controls of the Company and its subsidiaries and advised the Company's Audit Committee that certain identified deficiencies collectively constituted a material control weakness (as defined by standards established by the Public Company Accounting Oversight Board (United States)). In its communications with the SPSS Audit Committee, KPMG stated that these deficiencies were related to:

     o    Certain account reconciliation and review procedures;

     o Specific procedures in accounting for capitalized software development costs;

     o    Revenue recognition policies and certain processes;

     o    Certain processes in and documentation of accounting for income taxes;

     o The complex consolidation process and reconciliation of intercompany accounts;

     o    Accounting and finance resources at two subsidiaries;

     o    Segregation of duties in certain cash application tasks;

     o    Timely completion of statutory filings in two foreign countries;

     o    Document retention policies and procedures; and

     o    Timely approval of stock option grants.

        The Company's management and Audit Committee have assumed a leadership role in assessing the underlying issues giving rise to the restatement and in ensuring that proper steps have been and are being taken to improve the Company's control environment. The Company's management and Audit Committee took these actions in consultation with KPMG. Independent legal counsel to the Audit Committee and a forensic accounting firm performed an independent investigation into accounting issues with regard to accounting for deferred revenue that arose in connection with the restatement. That investigation found and concluded that the Company's finance and accounting personnel had made a number of accounting and arithmetic errors, and that there was no evidence of any fraud, intentional misconduct or concealment on the part of SPSS, its officers or its employees. That investigation also concluded that several of the accounting issues that arose in connection with the restatement were exacerbated by a difficult, three-year conversion of the Company's accounting and reporting software (including the Company's legacy general ledger system) to an Oracle Financials system, and several acquisition transactions accounted for using the purchase method of accounting, that taxed the Company's finance and accounting resources and personnel. The Audit Committee, however, also concluded that the Company's accounting, financial reporting and internal control functions needed improvement, including the Company's system of documenting transactions. The Audit Committee found that the Company's management has proactively identified a number of these issues during the past two years and has already addressed or is appropriately taking steps to address them.

        ACTIONS TAKEN IN RESPONSE TO THE EVALUATION. As a result of the findings described above, in 2003 and 2004 the Company began implementing and is implementing the following actions to address the issues it identified in its evaluation of controls and procedures.

     o SPSS has sought to thoroughly understand the nature of the issues through discussions with KPMG and the independent counsel and forensic accountants engaged by the SPSS Audit Committee;

     o The Company's Audit Committee has exercised increased oversight over management's assessment of internal controls and response to control weaknesses in the above assessments;

     o SPSS has recruited and is recruiting new personnel to the finance organization who have expertise in financial controls, financial reporting and income tax to improve the quality and level of experience of the Company's finance organization;

     o SPSS is continuing to assess the adequacy of the accounting and financial reporting competence and leadership capabilities of personnel who have accounting and finance managerial responsibilities;

     o SPSS has hired a tax manager with U.S. and international tax experience, including eight years of service on the tax staff of a Big-Four accounting firm, to strengthen the Company's accounting and documentation for income taxes;

     o SPSS has adopted and is implementing formal standard financial policies and procedures and education and training of employees on policies and procedures in an effort to constantly improve internal controls and the control environment;

     o SPSS is formalizing all review and reconciliation processes by having reviewers timely sign their work as well as aggregate and file all reconciliations in a central file repository;

     o SPSS has established a committee to improve the Company's policies and procedures related to the documentation of criteria to support the technological feasibility of products.

     o SPSS began monitoring net realizable value calculations of capitalized software development costs on a quarterly basis (such monitoring had previously been done on an annual basis) through reviews by a person with knowledge of the Company's products and opportunities of product sales, including secondary products, to evaluate the appropriateness of capitalized software balances.

     o SPSS is in the process of improving and standardizing policies and procedures for revenue recognition across all Company locations.

     o SPSS had enhanced internal control mechanisms related to accounting for deferred revenue, which played a significant role in the discovery of the errors related to the Company's accounting for deferred revenue.

     o SPSS has adopted a formal process consisting of an in-depth review of the tax provision, including deferred tax accounts, on a quarterly basis.

     o SPSS has adopted a formal process to provide for a more controlled and organized consolidation, including a review of adjustments to ensure that prior period consolidating entries have been either properly carried forward or eliminated in the consolidation for the current period.

     o SPSS has implemented intercompany reconciliation procedures and is working to further validate, support and document the effects of changes in foreign currency on intercompany balances.

     o SPSS has transferred accounting responsibilities for the Company's market research business in the United States from the Company's Kilburn-United Kingdom office to its Chicago office to improve controls and the efficiency of monthly closings.

     o SPSS has implemented the SPSS Inc. Code of Business Conduct & Ethics (the "Code of Ethics") which is applicable to all of the SPSS directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions. The Code of Ethics satisfies, and in many respects exceeds, all of the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act. The Code of Ethics also satisfies, and in many respects exceeds, the listing standards established by the NASDAQ National Market, the exchange on which the Company's stock is listed. The Company has posted the Code of Ethics on its website at http://www.spss.com.

     o SPSS has made changes to the Company's organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support the Company's quarterly and annual statements.

     o SPSS is implementing an account reconciliation policy, which requires the monthly reconciliation of all balance sheet accounts and the use of standard methodology and templates for account reconciliations.

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

        Based in part upon these changes, Mr. Noonan and Dr. Hamburg believe that as of the filing date of this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

        Other than as described above, there have been no changes in the Company's internal control over financial reporting identified in the evaluation that occurred during the Company's first quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    SPSS Inc. has been named as a defendant in a lawsuit filed on December 6, 2002 in the United States District Court for the Southern District of New York, under the caption Basu v. SPSS Inc., et al., Case No. 02CV9694. The complaint alleges that, in connection with the issuance and initial public offering of shares of common stock of NetGenesis Corp., the registration statement and prospectus filed with the Securities and Exchange Commission in connection with the IPO contained material misrepresentations and/or omissions. The alleged violations of the federal securities laws took place prior to the effective date of the merger in which the Company's acquisition subsidiary merged with and into NetGenesis Corp. NetGenesis Corp. is now a wholly owned subsidiary of SPSS. Other defendants to this action include the former officers and directors of NetGenesis Corp. and the investment banking firms that acted as underwriters in connection with the IPO. The plaintiff is seeking unspecified compensatory damages, prejudgment and post-judgment interest, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the Court. The Company is aggressively defending itself, and plans to continue to aggressively defend itself against the claims set forth in the complaint. The Company and the named officers and directors filed an answer to the complaint on July 14, 2003. At this time, the Company believes the lawsuit will be settled with no material adverse effect on its results of operations, financial condition, or cash flows.

    The Company has been named as a defendant in a lawsuit filed on or about May 14, 2004 in the United States District Court for the Northern District of Illinois, under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04C3427. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint seeks to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. Neither SPSS nor the individual defendants have responded to the complaint as of the date of this filing. SPSS and the other defendants believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint.

    SPSS may also become party to various claims and legal actions arising in the ordinary course of business.

ITEM 5.   OTHER INFORMATION

    Audit Committee Pre Approval of Non-Audit Related Services

    The audit committee of the Company's board of directors approved certain non-audit related services provided to SPSS by KPMG LLP, the Company's auditors. The audit committee pre-approved these non-audit related services pursuant to the pre-approval procedure previously established by the audit committee.

     During the fiscal quarter ended March 31, 2004, the audit committee pre-approved the following:

         o $10,000 to be paid KPMG for the review of a registration statement on Form S-3 related to the Company's transaction with Data Distilleries B.V.

         o $25,000 to be paid KPMG as compensation for tax services related to the LexiQuest.

         o $8,000 to be paid KPMG as compensation for tax services associated with the transfer of the German subsidiary of Data Distilleries B.V. to the Company's German subsidiary.

         o $1,000 to be paid KPMG as compensation for services related to the confirmation of the 2003 annual sales figures of SPSS A/S (Denmark) with the Danish State.

         o $16,000 to be paid KPMG as compensation for tax services related to SPSS Japan

         o $4,000 to be paid KPMG as compensation for tax services related to the Company's entities located in the United Kingdom.

2004 Annual Meeting of Stockholders

The 2004 Annual Meeting of Stockholders of SPSS Inc. will be held at the Company's headquarters located at 233 South Wacker Drive, 11th Floor, Chicago, Illinois 60606 on Thursday, October 28, 2004 beginning at 1:00 p.m. local time.

Stockholder Proposals for 2004 Annual Meeting

If you want the Company to consider including a proposal in the Company's proxy statement for its 2004 Annual Meeting of Stockholders, you must deliver a copy of your proposal to the Company's headquarters located at 233 South Wacker Drive, 11th Floor, Chicago, Illinois 60606, Attn: Corporate Secretary, no later than August 27, 2004. If you intend to present a proposal at the 2004 Annual Meeting of Stockholders, but you do not intend to have included in the Company's proxy statement, you must deliver a written copy of your proposal to the SPSS corporate secretary by August 27, 2004. For matters submitted at the 2004 Annual Meeting of Stockholders that are not included in the Company's proxy statement, the proxy holders will have discretionary authority to vote with regard to such proposals. If SPSS does not receive your proposal within the specified time frame, your will not be permitted to raise your proposal at the 2004 Annual Meeting of Stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a "+" in the following list.)

                                                                                            INCORPORATION
  EXHIBIT                                                                                   BY REFERENCE
  NUMBER                              DESCRIPTION OF DOCUMENT                              (IF APPLICABLE)
---------- -----------------------------------------------------------------------------  -----------------
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

  2.15     Stock Purchase Agreement dated as of November 4, 2003, by and among SPSS          (40), Ex. 2.15
           Inc., SPSS International B.V. and the owners of all of the issued and outstanding shares of Data Distilleries B.V. identified on Exhibit A thereto.

  3.1      Certificate of Incorporation of SPSS.                                               (5), Ex. 3.2

  3.2      By-Laws of SPSS.                                                                    (5), Ex. 3.4

  4.1      Rights Agreement, dated June 18, 1998, between SPSS Inc. and Computershare           (41), Ex. 1
           Investor Services (f/k/a Harris Trust and Savings Bank).

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

  10.20    Intentionally omitted.

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

  10.33    Intentionally omitted.

  10.34    Intentionally omitted.

  10.35    SPSS Inc. 2002 Equity Incentive Plan+                                              (34), Ex. 4.1

  10.36    Intentionally omitted.

  10.37    Intentionally omitted.

  10.38    Intentionally omitted.

  10.39    Intentionally omitted.

  10.40    Intentionally omitted.


  10.41    Intentionally omitted.

  10.42    Intentionally omitted.

  10.43    Loan and Security Agreement, dated as of March 31, 2003, by and between SPSS     (37), Ex. 10.41
           Inc. and each of SPSS' subsidiaries that may become additional borrowers, as
           Borrower, and Foothill Capital Corporation, as Lender.

  10.44    Amendment to Stock Purchase Agreement, dated as of October 1, 2004, by and       (38), Ex. 10.44
           between SPSS Inc. and America Online, Inc.

  10.45    Amended and Restated Strategic Online Research Services Agreement, dated as      (38), Ex. 10.45
           of October 1, 2003, by and between SPSS Inc. and America Online, Inc.

  10.46    Consulting Agreement, dated as of June 1, 2003, by and between SPSS Inc. and     (39), Ex. 10.46
           Norman H. Nie Consulting, L.L.C.

   14.1    SPSS Code of Business Conduct and Ethics                                          (42), Ex. 14.1

   31.1    Certification of the Chief Executive Officer and President pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2    Certification of the  Chief Financial Officer pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

   32.1    Certification of the Chief Executive Officer and President pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.

   32.2    Certification of the Chief Financial Officer pursuant to
           18 U.S.C. Section 1350, as adopted pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002.

   99.1    SPSS Inc. Charter of the Audit Committee of the Board of Directors.               (42), Ex. 99.1

   99.2    Supplement A to the SPSS Inc. Charter of the Audit Committee of the Board of      (42), Ex. 99.2
           Directors.

----------

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

(3) Previously filed with the Report on Form 8-K of SPSS Inc., dated September 30, 1997, filed on October 15, 1997. (File No. 000-22194)

(4) Previously filed with the Form S-3 Registration Statement of SPSS Inc. filed on November 26, 1997. (File No. 333-41207)

(5) Previously filed with Amendment No. 2 to Form S-1 Registration Statement of SPSS Inc. filed on August 4, 1993. (File No. 33-64732)

(6) Previously filed with Amendment No. 1 to Form S-1 Registration Statement of SPSS Inc. filed on July 23, 1993. (File No. 33-64732)

(7) Previously filed with Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended September 30, 1993. (File No. 000-22194)

(8) Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on June 22, 1993. (File No. 33-64732)

(9) Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on December 5, 1994. (File No. 33-86858)

(10) Previously cited with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1994. (File No. 000-22194)

(11) Previously filed with 1995 Proxy Statement of SPSS Inc. (File No.
     000-22194)

(12) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1995. (File No. 000-22194)

(13) Previously filed with 1996 Proxy Statement of SPSS Inc. (File No.
     000-22194)

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

(19) Previously filed with 1998 Proxy Statement of SPSS Inc. (File No.
     000-22194)

(20) Previously filed with the Annual Report in Form 10-K of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

(21) Previously filed with the Report on Form 8-K SPSS Inc., dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

(22) Previously filed with Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

(23) Intentionally omitted.

(24) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1999. (File No. 000-22194).

(25) Previously filed with the Report on Form 8-K of SPSS Inc., filed November 15, 2000. (File No. 000-22194).

(26) Previously filed with the Form S-4 Registration Statement on of SPSS Inc., filed on December 19, 2000. (File No. 333-52216)

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

(36) Intentionally omitted.

(37) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2002. (File No. 000-22194)

(38) Previously filed with the Report on Form 8-K of SPSS Inc., dated October 1, 2003, filed on October 15, 2003. (File No. 000-22194)

(39) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended September 30, 2003. (File No. 000-22194)

(40) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 15, 2003, filed on November 18, 2003. (File No. 000-22194)

(41) Previously filed with the Form 8-A12G of SPSS Inc. filed on June 18, 1998 (File No. 000-22194)

(42) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2003 (File No. 000-22194)

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

    The current report of SPSS Inc. on Form 8-K/A (Amendment No. 1), dated November 5, 2003, filed with the SEC on January 20, 2004. The Report on Form 8-K/A (Amendment No. 1) amended the Report on Form 8-K filed with the SEC on November 18, 2004 (see above) announcing the acquisition of Data Distilleries, B.V. The Report on Form 8-K contained the following financial information: (a) Financial Statements of Business Acquired including (i) Data Distilleries B.V. Audited Financial Statements for the years ended December 31, 2002 and 2001 and
(ii) Data Distilleries B.V. Unaudited Financial Statements for the Nine Months Ended September 30, 2003 and 2002, and (b) Pro Forma Financial Information for the combined businesses.

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

    The current report of SPSS Inc. on Form 8-K, dated July 1, 2004, filed with the SEC on July 2, 2004. The Form 8-K reported the resignation of Brian Zanghi as Executive Vice President, Chief Operating Officer.

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

                                        SPSS Inc.

Date:  July 29, 2004            By:  /s/ Jack Noonan
                                ----------------------------------------------
                                         Jack Noonan
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date:  July 29, 2004            By:  /s/ Edward Hamburg
                                ----------------------------------------------
                                         Edward Hamburg
                                         Executive Vice-President, Corporate
                                         Operations and Chief Financial Officer

                                   SPSS INC.

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                          DESCRIPTION
 -------   ---------------------------------------------------------------------
   31.1    Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1    Certification of Chief Executive Officer and President pursuant to 18
           U.S.C. ss1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
           ss1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.