Form 10-K/A
period 2003-12-31
SPSS INC
filed 2004-08-06
CIK 869570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                        COMMISSION FILE NUMBER: 33-64732

                                 ---------------

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

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No [ ]

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K ("Amendment No. 1") is being filed solely to correct a typographical error set forth in Part III, Item 11 (Executive Compensation) of the Annual Report on Form 10-K of SPSS Inc. for fiscal year 2003 (the "Annual Report"). The Annual Report was filed with the Securities and Exchange Commission (the "SEC") on July 29, 2004. Specifically, this Amendment No. 1 corrects the 2003 compensation information for Mr. John Shap.

In connection with the filing of this Amendment No. 1 and pursuant to the SEC rules promulgated pursuant to the Securities Exchange Act of 1934, as amended, SPSS is including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the July 29, 2004 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.



ITEM 11..EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE



                                             ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                   -------------------------------------------     ----------------------------------
                                                                                            AWARDS            PAYOUTS
                                                                                    ------------------------- -------
                                                                                    RESTRICTED    SECURITIES
                                        SALARY                    OTHER ANNUAL        STOCK       UNDERLYING    LTIP
      NAME AND                      COMPENSATION       BONUS      COMPENSATION       AWARD(s)    OPTIONS/SARS  PAYOUTS  ALL OTHER
PRINCIPAL POSITION            YEAR       ($)            ($)           ($)              ($)           (#)(1)      ($)       ($)
------------------            ----  ------------    ---------     ------------      ----------   ------------ -------   ---------
Jack Noonan,...............   2003   $ 320,000      $ 168,063(2)       None            None         73,144(3)   None      None
 President and Chief          2002   $ 310,000      $ 159,125          None          $55,800(4)     70,000      None      None
 Executive Officer            2001   $ 310,000      $ 113,958          None            None        141,077(5)   None      None

Edward Hamburg,............   2003   $ 231,000      $  62,125(6)       None            None         40,979(7)   None      None
   Executive Vice             2002   $ 224,000      $  59,000          None          $55,800(8)     40,000      None      None
   President, Corporate       2001   $ 224,000      $  29,333          None          $397,258(9)    50,000      None      None
   Operations, Chief
   Financial Officer
   and Secretary

 Brian Zanghi, (19)........   2003   $ 250,000      $ 102,500(10)      $6,190(11)      None         40,000      None      None
   Executive Vice             2002   $ 250,000      $  52,500          $72,000(12)     None        145,000      None      None
   President, Chief           2001   $ 215,000(13)  $  15,000(13)      $38,531(14)   $518,242(15)   None        None      None
   Operating Officer

 Jonathan Otterstatter.....   2003   $ 231,000      $  61,250(16)      None            None         40,000      None      None
   Executive Vice             2002   $ 210,000      $  51,688          None            None         40,000      None      None
   President, Chief           2001   $ 233,409(17)  $  88,313(17)      None            None         45,000      None      None
   Technology Officer


 John Shap.................   2003   $ 240,000(18)     None            None            None         85,000      None      None
   Senior Vice President,     2002       N/A            N/A            N/A             N/A          N/A         N/A       N/A
   Worldwide Sales            2001       N/A            N/A            N/A             N/A          N/A         N/A       N/A


----------

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

 (18) As of December 31, 2003, SPSS had only three (3) executive officers, other than the Chief Executive Officer. Mr. Shap became an employee of SPSS on December 15, 2003, but did not become an executive officer of SPSS until 2004. SPSS is including Mr. Shap as a "named executive officer" for whom disclosure would have been required if he was serving as an executive officer as of December 31, 2003. Mr. Shap's annual base salary is $240,000. For the period from December 15, 2003 through December 31, 2003, Mr. Shap received compensation from SPSS in the amount of $11,000.

 (19) Mr. Zanghi resigned from his position as Executive Vice President and Chief Operating Officer, effective July 1, 2004.


      The following table shows the number of options to purchase common stock granted to each of the named executive officers during 2003.


                2003 OPTION/STOCK APPRECIATION RIGHTS GRANTS(1)


                                                INDIVIDUAL
                                                  GRANTS
                                                PERCENT OF                            POTENTIAL REALIZABLE VALUE
                                  NUMBER OF       TOTAL                               AT ASSUMED ANNUAL RATES OF
                                  SECURITIES   OPTIONS/SARS   EXERCISE     LATEST      STOCK PRICE APPRECIATION
                                  UNDERLYING    GRANTED TO    OR BASE     POSSIBLE        FOR OPTION TERM(2)
                                 OPTIONS/SARS  EMPLOYEES IN    PRICE     EXPIRATION   --------------------------
             NAME                 GRANTED(#)       2003        ($/SH)       DATE          5%($)        10%($)
 ----------------------------   ------------- --------------  -------    -----------  ------------   -----------
 Jack Noonan.................       70,000         9.61%      $ 14.599   01/02/2013    $  642,686     $1,628,693
                                     3,144         0.43%      $  18.29   08/18/2013    $   36,164     $   91,646
 Edward Hamburg..............       40,000         5.49%      $ 14.599   01/02/2013    $  367,249     $  930,682
                                       979         0.13%      $  18.29   08/18/2013    $   11,261     $   28,537
 Brian Zanghi (3)............       40,000         5.49%      $ 14.599   01/02/2013    $  367,249     $  930,682
 Jonathan Otterstatter.......       40,000         5.49%      $ 14.599   01/02/2013    $  367,249     $  930,682
 John Shap...................       85,000        11.67%      $ 17.25    12/17/2013    $  922,117     $2,336,825


----------

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

(3) Mr. Zanghi resigned from his position as Executive Vice President and Chief Operating Officer, effective July 1, 2004.


        AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN 2003 AND
                 YEAR-END OPTION/STOCK APPRECIATION RIGHT VALUES



                                                                                   VALUE OF UNEXERCISED
                                                      NUMBER OF UNEXERCISED            IN-THE-MONEY
                                                        OPTIONS/SARS AT              OPTIONS/SARS AT
                                                         YEAR-END(#)(1)              YEAR-END($)(1)(2)
                             SHARES       VALUE     -------------------------    -------------------------
                          ACQUIRED ON    REALIZED
           NAME           EXERCISE(#)   ($)(1)(3)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
 -----------------------  ------------  ----------  -------------------------    -------------------------
 Jack Noonan............    45,576      487,193        488,961 / 120,260           $ 616,720 / $ 176,869
 Edward Hamburg.........     1,743       17,221         224,398 / 66,581           $ 324,222 / $ 101,068
 Brian Zanghi (4).......     None          N/A          78,781 / 106,219           $  30,172 / $ 101,068
 Jonathan Otterstatter..     None          N/A          103,366 / 72,690           $ 184,603 / $ 101,593
 John Shap..............     None          N/A             0 / 85,000                  $ 0 / $ 53,550


----------

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

    - The Chairman of the Audit Committee was entitled to receive $40,000 annually for services rendered in this capacity and the additional members of the Audit Committee were entitled to receive $20,000 annually for their service as Audit Committee members. Mr. Blair received $10,000 for his service as the Chairman of the Audit Committee during the third fiscal quarter of 2003 and an additional $5,000 for his service a member of the Audit Committee during the fourth fiscal quarter of 2003. Mr. Whitchurch received $10,000 for his service as the Chairman of the Audit Committee during the fourth fiscal quarter of 2003. Mr. Binch received $10,000 for his service a member of the Audit Committee during both the third and fourth fiscal quarters of 2003. Mr. Holec received $5,000 for his service as a member of the Audit Committee during the third fiscal quarter of 2003.

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

CONSULTING AGREEMENTS

         SPSS entered into a consulting agreement (the "Initial Nie Consulting Agreement"), dated as of January 1, 1997, with Norman H. Nie Consulting L.L.C., an Illinois Limited Liability Company ("Nie Consulting"). The Initial Nie Consulting Agreement was effective until May 31, 2003. Pursuant to the Initial Nie Consulting Agreement, Nie Consulting was to provide thirty (30) hours per month of consulting services on various matters relating to the business of SPSS. This consulting agreement provided for a one-year term with automatic one-year extensions unless Nie Consulting or SPSS gave a written notice of termination at least thirty (30) days prior to the expiration of the initial term or any extension. SPSS could terminate this consulting agreement for cause, in which event SPSS would pay Nie Consulting all accrued but unpaid compensation. The agreement also provided that Nie Consulting was to receive annual compensation of $80,800 and reimbursement of reasonable out-of-pocket expenses incurred in performing services under the consulting agreement. The Initial Nie Consulting Agreement required that Nie Consulting refrain from disclosing confidential information about SPSS during the term of the consulting agreement and for a period of five (5) years after its expiration. In addition, the Initial Nie Consulting Agreement required that Nie Consulting abstain from competing with SPSS during his consultancy and for a period of one-year after the consultancy ceases. During fiscal year 2003, SPSS paid to Nie Consulting compensation in the amount of $40,400 pursuant to the Initial Nie Consulting Agreement.

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

COMPENSATION PHILOSOPHY

         The Compensation Committee's general review of the Company's overall compensation philosophy resulted in a decision by the Compensation Committee to leave the Company's basic compensation philosophy unchanged, but, nevertheless, adjust some of its details to better serve the interests of stockholders. The general objective of the Company's executive compensation program is to help SPSS attract and retain talented executives while at the same time promoting the interests of the Company's stockholders. To meet this objective, the Compensation Committee has endorsed compensation programs for executive officers that place a substantial portion of each executive officer's potential compensation at risk and dependent on a combination of performance criteria which are generally considered to approximate increases in stockholder value over the performance of SPSS. Within this philosophy, the Compensation Committee's key objectives are to:

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

         Bonus Awards

         Bonus awards recognize an executive officer's contribution to each year's actual operating results as measured against specified performance objectives. For executive officers other than the Chief Executive Officer, the performance objectives for each executive officer frequently have two components: (a) objectives relating specifically to the individual's job performance; and (b) objectives relating to the Company's overall performance. The relative weight given to each component may vary. When establishing performance objectives relating to the Company's overall performance, the Compensation Committee focuses primarily on financial performance, specifically operating and net income. The amount of bonus compensation paid to the executive officers is determined by comparing actual results to performance objectives established by the Compensation Committee based upon the operating budget approved by the Board of Directors of SPSS for that year. The potential bonus is generally established as a percentage of the executive officer's base salary. The actual percentage of base salary which executives are entitled to receive as bonus compensation will increase or decrease depending on the extent to which the performance objective is achieved. In addition to regular annual bonuses the amount of which are determined in whole or in part by the Company's financial performance, the Compensation Committee from time to time makes special bonus awards to individuals based upon exceptional performance. These special bonuses are not intended to be recurring in nature, they were not taken into account in the design of the Company's executive compensation plan and no specific percentage of any employee's compensation has been allocated to this form of bonus.

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

                                 Compensation Committee of SPSS Inc.

                                 William Binch
                                 Michael Blair
                                 Merritt Lutz

PERFORMANCE GRAPH

         The following graph shows the changes in $100 invested since December 31, 1998, in the Company's common stock, the NASDAQ 100 Stocks Index and S&P Computer Software and Services Index, a specialized industry focus group, assuming that all dividends were reinvested.




                               [PERFORMANCE GRAPH]



                                                12/31/1998    12/31/1999   12/31/2000    12/31/2001    12/31/2002    12/31/2003
                                                ----------    ----------   ----------    ----------    ----------    ----------
SPSS (NASDAQ SPSS)                              $   100.00    $   133.74   $   116.84    $    94.01    $    74.10    $    94.70
NASDAQ 100 Stock Index                          $   100.00    $   201.95   $   127.54    $    85.90    $    53.61    $    79.95
S&P Computer Software and Services Index        $   100.00    $   119.53   $   107.41    $    93.40    $    71.57    $    90.46

                                   SIGNATURES

    Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and Rule 12b-15 promulgated thereunder, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized as of August 6, 2004.


                                       SPSS INC.


                                       By: /s/ Edward Hamburg
                                           -------------------------------------
                                           Edward Hamburg
                                           Executive Vice President,
                                           Corporate Operations,
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                         DOCUMENT DESCRIPTION
   -------                        --------------------

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