Form 10-Q
period 2004-06-30
SPSS INC
filed 2004-08-09
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [X] NO [ ]

      AS OF AUGUST 1, 2004, THERE WERE 17,579,981 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED BALANCE SHEETS
        AS OF DECEMBER 31, 2003
        AND JUNE 30, 2004 (UNAUDITED)                                       3
        CONSOLIDATED STATEMENTS OF OPERATIONS FOR
        THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003
        (AS RESTATED) (UNAUDITED) AND 2004 (UNAUDITED)                      4
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        (LOSS) FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003
        (AS RESTATED) (UNAUDITED) AND 2004 (UNAUDITED)                      5
        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
        MONTHS ENDED JUNE 30, 2003 (AS RESTATED) (UNAUDITED) AND
        2004 (UNAUDITED)                                                    6
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          7
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                              15
  ITEM 4. CONTROLS AND PROCEDURES                                          16
PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS                                                19
  ITEM 5. OTHER INFORMATION                                                19
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 21

ITEM 1. FINANCIAL STATEMENTS

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,        JUNE 30,
                                                                           2003             2004
                                                                       ------------      -----------
                                                                                         (UNAUDITED)
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $     36,101      $    36,031
   Accounts receivable, net                                                  49,317           36,403
   Inventories, net                                                           1,444              626
   Deferred income taxes                                                     14,023           14,577
   Prepaid income taxes                                                       3,996           12,744
   Prepaid expenses and other current assets                                  7,931            4,705
                                                                       ------------      -----------
      Total current assets                                                  112,812          105,086
                                                                       ------------      -----------

Property, equipment and leasehold improvements, net                          27,771           25,199
Restricted cash                                                                 190              190
Capitalized software development costs, net                                  26,826           28,125
Goodwill                                                                     44,020           43,800
Intangibles, net                                                              3,380            3,219
Noncurrent deferred income taxes                                             11,375           11,309
Other assets                                                                  2,633            2,420
                                                                       ------------      -----------
                                                                       $    229,007      $   219,348
                                                                       ============      ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                       $      2,500      $     2,500
   Accounts payable                                                           7,169            5,602
   Income taxes payable                                                       2,863            1,817
   Deferred revenues                                                         59,379           55,098
   Other accrued liabilities                                                 24,600           24,707
                                                                       ------------      -----------
      Total current liabilities                                              96,511           89,724
                                                                       ------------      -----------

Noncurrent notes payable                                                      5,951            4,645
Noncurrent deferred income taxes                                                632              632
Other noncurrent liabilities                                                    853            1,296

Common stock subject to repurchase                                            5,421               --

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value; 50,000,000 shares authorized;
   17,426,097 and 17,571,517 shares issued and outstanding in 2003 and 2004,
   respectively                                                                 173              176
   Additional paid-in capital                                               148,202          150,439
   Deferred compensation                                                       (385)            (265)
   Accumulated other comprehensive loss                                      (6,576)          (6,660)
   Accumulated deficit                                                      (21,775)         (20,639)
                                                                       ------------      -----------
      Total stockholders' equity                                            119,639          123,051
                                                                       ------------      -----------
      Total liabilities and stockholders' equity                       $    229,007      $   219,348
                                                                       ============      ===========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                 ----------------------------      ---------------------------
                                                                    2003              2004             2003             2004
                                                                 -------------      ---------      -------------     ---------
                                                                 (AS RESTATED)                     (AS RESTATED)
Net revenues:
  License fees                                                   $      21,110      $  20,952      $      42,505     $  45,778
  Maintenance                                                           20,462         24,246             38,786        48,087
  Services                                                               8,331          7,806             16,766        16,249
                                                                 -------------      ---------      -------------     ---------

Total net revenues                                                      49,903         53,004             98,057       110,114

Operating expenses:
  Cost of license and maintenance revenues                               3,081          3,240              6,087         7,176
  Sales, marketing and services                                         30,464         34,658             61,193        67,045
  Research and development                                              10,999         11,690             21,926        23,677
  General and administrative                                             4,716          5,688              8,767        10,562
                                                                 -------------      ---------      -------------     ---------

Operating expenses                                                      49,260         55,276             97,973       108,460
                                                                 -------------      ---------      -------------     ---------

Operating income (loss)                                                    643         (2,272)                84         1,654
                                                                 -------------      ---------      -------------     ---------

Other income:
  Net interest and investment income (expense)                            (181)           (29)                55          (104)
  Other income                                                             216            789                347           187
                                                                 -------------      ---------      -------------     ---------
Other income                                                                35            760                402            83
                                                                 -------------      ---------      -------------     ---------

Income (loss) before income taxes                                          678         (1,512)               486         1,737
Income tax expense (benefit)                                               165           (544)                31           601
                                                                 -------------      ---------      -------------     ---------

Net income (loss)                                                $         513      $    (968)     $         455     $   1,136
                                                                 =============      =========      =============     =========

Basic net income (loss) per share                                $        0.03      $   (0.05)     $        0.03     $    0.06
                                                                 =============      =========      =============     =========
Diluted net income (loss) per share                              $        0.03      $   (0.05)     $        0.03     $    0.06
                                                                 =============      =========      =============     =========

Share data:
Shares used in computing basic net income (loss) per share              17,272         17,702             17,254        17,737
                                                                 =============      =========      =============     =========
Shares used in computing diluted net income (loss) per share            17,395         17,702             17,347        18,138
                                                                 =============      =========      =============     =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                 ----------------------------     ---------------------------
                                                                    2003              2004            2003             2004
                                                                 -------------     ---------      -------------     ---------
                                                                 (AS RESTATED)                     (AS RESTATED)
Net income (loss)                                                $         513     $    (968)     $         455     $   1,136

Other comprehensive income (loss):
   Foreign currency translation adjustment                                   5          (661)               273           (84)
                                                                 -------------     ---------      -------------     ---------

Comprehensive income (loss)                                      $         518     $  (1,629)     $         728     $   1,052
                                                                 =============     =========      =============     =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                       -----------------------------
                                                                           2003             2004
                                                                       ------------      -----------
                                                                       (AS RESTATED)
Cash flows from operating activities:
   Net income                                                          $        455      $     1,136
   Adjustments to reconcile net income  to net cash  provided by operating activities:
       Depreciation and amortization                                          7,133            8,114
       Deferred income taxes                                                   (627)            (488)
       Noncash services expenses (recoveries)                                 1,125             (750)
       Changes in assets and liabilities:
        Accounts receivable                                                   5,260           12,485
        Inventories                                                             384              821
        Prepaid expenses                                                      2,103              213
        Restricted cash                                                         733               --
        Accounts payable                                                     (2,017)          (1,616)
        Accrued expenses                                                     (7,056)             625
        Accrued income taxes                                                 (5,137)          (9,748)
        Deferred revenues                                                     5,185           (4,684)
       Other, net                                                             2,193            2,445
                                                                       ------------      -----------
Net cash provided by operating activities                                     9,734            8,553
                                                                       ------------      -----------

Cash flows from investing activities:
   Capital expenditures, net                                                 (1,599)          (1,726)
   Capitalized software development costs                                    (4,263)          (5,078)
   Repurchase of common stock issued for acquisition                             --           (5,421)
   Proceeds from the divestiture of Sigma-series product line                    --            3,000
                                                                       ------------      -----------
Net cash used in investing activities                                        (5,862)          (9,225)
                                                                       ------------      -----------

Cash flows from financing activities:
   Net borrowings (repayments) under line-of-credit agreements                1,146           (1,306)
   Proceeds from issuance of common stock                                       700            2,240
                                                                       ------------      -----------
Net cash provided by financing activities                                     1,846              934
                                                                       ------------      -----------

Effect of exchange rates on cash                                                566             (332)
                                                                       ------------      -----------
Net change in cash and cash equivalents                                       6,284              (70)
Cash and cash equivalents at beginning of period                             14,490           36,101
                                                                       ------------      -----------
Cash and cash equivalents at end of period                             $     20,774      $    36,031
                                                                       ============      ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                       $        354      $       359
   Income taxes paid                                                          4,037           11,141
   Cash received from income tax refunds                                      1,419            1,905

See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

NOTE 3 - STOCK OPTION PLANS

      The Company maintains one stock incentive plan that is flexible and allows various forms of equity incentives to be issued under it. The Company accounts for this plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No compensation is generally recognized for stock option grants to employees. All options granted under the stock incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net income (loss) as reported.

                                                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------    -------------------------
                                                                            2003            2004           2003           2004
                                                                         -------------    ---------     ------------    --------
                                                                         (AS RESTATED)                  (AS RESTATED)
Net income (loss), as reported                                           $         513    $    (968)    $        455    $  1,136
Deduct:
  Total stock-based employee compensation expense determined under
   the fair value based method for all awards, net of related taxes             (1,122)      (1,118)          (2,485)     (2,241)
                                                                         -------------    ---------     ------------    --------
Pro forma net income (loss)                                              $        (609)   $  (2,086)    $     (2,030)   $ (1,105)
                                                                         =============    =========     ============    ========
Income (loss) per share:
   Basic-- as reported                                                   $        0.03    $   (0.05)    $       0.03    $   0.06
   Basic-- pro forma                                                     $       (0.03)   $   (0.12)    $      (0.12)   $  (0.06)

   Diluted-- as reported                                                 $        0.03    $   (0.05)    $       0.03    $   0.06
   Diluted-- pro forma                                                   $       (0.03)   $   (0.12)    $      (0.12)   $  (0.06)

NOTE 4 - DOMESTIC AND FOREIGN OPERATIONS

      Net revenues per geographic region are summarized as follows:

                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                         ---------------------------     -------------------------
                             2003            2004            2003           2004
                         -------------     ---------     -------------   ---------
                         (AS RESTATED)                   (AS RESTATED)
United States            $      25,073     $  25,001     $      46,120   $  48,246
United Kingdom                   5,481         7,377            12,835      16,207
Other                           19,349        20,626            39,102      45,661
                         -------------     ---------     -------------   ---------
     Total               $      49,903     $  53,004     $      98,057   $ 110,114
                         =============     =========     =============   =========

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

                                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------     -------------------------
                                                             2003              2004          2003            2004
                                                         -------------        ------     -------------      ------
                                                         (AS RESTATED)                   (AS RESTATED)
Basic weighted average common shares outstanding            17,272            17,702        17,254          17,737
Dilutive effect of stock options                               123                --            93             401
                                                            ------            ------        ------          ------
Diluted weighted average common shares outstanding          17,395            17,702        17,347          18,138
                                                            ======            ======        ======          ======

In 2004, potentially dilutive securities excluded from the earnings per share calculation due to the Company's net loss position consisted of stock options of 245 for the three months ended June 30, 2004.

NOTE 6 - REPURCHASE OF COMMON STOCK RELATED TO THE DATA DISTILLERIES ACQUISITION

      Under the terms of the November 4, 2003 Stock Purchase Agreement with Data Distilleries, the Company was obligated to file a Registration Statement on Form S-3 to register the 281,830 shares issued to Data Distilleries shareholders in April 2004. Because the Company's 2003 10-K was not timely filed, SPSS became ineligible to use Form S-3 and was not able to register the shares by the required April 2004 filing date. The Company fulfilled its obligation under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder the number of shares of SPSS common stock received by such shareholder in connection with this transaction. During April 2004, SPSS notified the former shareholders of the Company's inability to properly register these shares and through June 30, 2004, the Company has repurchased 282 shares at a cost of $5.4 million.

NOTE 7 - CONTINGENCIES

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

NOTE 8 - NASDAQ LISTING STATUS

On April 1, 2004, SPSS received a Nasdaq Staff Determination relating to the Company's failure to file its Annual Report on Form 10-K for fiscal year 2003 with the SEC on or before the March 30, 2004 filing deadline. On June 7, 2004, SPSS received an additional notice from the Nasdaq indicating its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 with the SEC on or before the May 10, 2004 filing deadline. These notices informed the Company that it had failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that its common stock is, therefore, subject to delisting from the Nasdaq National Market. Following these notices, the Company received correspondence from the Nasdaq granting SPSS extensions of time to file its periodic reports. On July 29, 2004, the Company filed with the SEC its Annual Report on Form 10-K for fiscal year 2003 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004. On August 4, 2004, the Company received notification from the Nasdaq that the SPSS common stock will continue to be listed on the Nasdaq National Market, subject to the Company's continued compliance with all of the standards for continued listing on the NASDAQ National Market and the Company's timely filing with the SEC, and delivery to NASDAQ, of its periodic reports for all reporting periods ending on or before June 30, 2005. As of August 5, 2004, the symbol for the Company's common stock was changed from "SPSSE" back to "SPSS."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "ESTIMATES" OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO SPSS ON THE DATE HEREOF. SPSS CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. BECAUSE OF THESE RIGHTS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. DEVIATIONS BETWEEN ACTUAL AND FUTURE EVENTS AND THE COMPANY'S ESTIMATES AND ASSUMPTIONS COULD LEAD TO RESULTS THAT ARE MATERIALLY DIFFERENT FORM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. SPSS DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

The following discussion should be read in conjunction with the Company's financial statements and accompanying notes, which appear elsewhere in this quarterly report on Form 10-Q.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30, 2004, AND COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2004

The Company has restated its financial statements for fiscal years 2001 and 2002, including the corresponding interim periods for 2001 and 2002, and the interim periods ended in March, June and September 2003. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2003 for additional information. The results for the three and six month periods ended June 30, 2003 set forth in this section reflect these restated numbers.

TOTAL NET REVENUES.

                                                                      PERCENT OF TOTAL REVENUES
                                                         PERCENTAGE   -------------------------
PERIOD                            2003          2004       CHANGE     2003                 2004
------                        -------------   --------   ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,      $49,903      $ 53,004       6%       100%                 100%
SIX MONTHS ENDED JUNE 30,        $98,057      $110,114      12%       100%                 100%

            Total net revenues increased $3.1 million from the second quarter of 2003 to the second quarter of 2004, and increased $12.1 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to increases in maintenance revenues, revenues related to the Company's November 2003 acquisition of Data Distilleries and changes in currency exchange rates. This increase was partially offset by the divestiture of the Company's Sigma-series products in December 2003, lower new revenues from SPSS applications for market research, and a drop in revenues from consulting services. Noticeable increases in revenues occurred in the United Kingdom, France and the Netherlands.

            Total net revenues were positively affected by revenues from acquisitions and changes in currency exchange rates of approximately $0.4 million and $2.4 million, respectively, for the three month period ending June 30, 2004, and approximately $2.0 million and $7.4 million for the six month period ending June 30, 2004. Total net revenues were negatively affected by the Sigma-series divestiture of approximately $2.4 million for the three month period ended June 30, 2004, and approximately $3.1 million for the six month period ending June 30, 2004.

LICENSE FEES.

                                                                      PERCENT OF TOTAL REVENUES
                                                         PERCENTAGE   -------------------------
PERIOD                            2003          2004       CHANGE     2003                 2004
------                        -------------   -------    ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,      $21,110      $20,952       (1%)       42%                  40%
SIX MONTHS ENDED JUNE 30,        $42,505      $45,778        8%        43%                  42%

      License fee revenues decreased $0.2 million and increased $3.3 million, respectively, in 2004 from the three and six month periods ended June 30, 2003.

      The $0.2 million decrease in the quarter was primarily driven by lower new revenues from SPSS applications for market research and the effects of the Company's divestiture of its Sigma-series products in December 2003. The decrease was offset by higher sales of SPSS data mining and desktop statistical analysis tools, sales of predictive analytic applications from the Company's Data Distilleries acquisition and changes in currency exchange rates. New license fees from the applications acquired with Data Distilleries were approximately $0.2 million in the three month period ended June 30, 2004.

      The $3.3 million increase for the first six months of 2004 was primarily driven by increased sales of SPSS data mining and desktop statistical analysis tools, sales of predictive analytic applications from the Company's Data Distilleries acquisition and changes in currency exchange rates. This increase was partially offset by the effects of the Company's divestiture of its Sigma-series products in December 2003. New license fees from the applications acquired with Data Distilleries were approximately $0.4 million in the six month period ended June 30, 2004.

MAINTENANCE REVENUES.

                                                                      PERCENT OF TOTAL REVENUES
                                                         PERCENTAGE   -------------------------
PERIOD                            2003         2004        CHANGE     2003                 2004
------                        -------------   -------    ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,       $ 20,462    $24,246        18%       41%                  46%
SIX MONTHS ENDED JUNE 30,         $ 38,786    $48,087        24%       40%                  44%

      Maintenance revenues increased $3.8 million and $9.3 million, respectively, in 2004 from the three and six month periods ended June 30, 2003 primarily due to higher renewal rates for the Company's major offerings, maintenance from Data Distilleries applications and changes in currency exchange rates.

SERVICES REVENUES.

                                                                      PERCENT OF TOTAL REVENUES
                                                         PERCENTAGE   -------------------------
PERIOD                            2003         2004        CHANGE     2003                 2004
------                        -------------   -------    ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,       $  8,331    $ 7,806       (6%)       17%                  14%
SIX MONTHS ENDED JUNE 30,         $ 16,766    $16,249       (3%)       17%                  14%

      Services revenues decreased $0.5 million in 2004 from both the three and six month periods ended June 30, 2003 due to fewer data mining and ShowCase-related consulting projects. This decrease was partially offset by consulting related to implementations of Data Distilleries applications.

COST OF LICENSE AND MAINTENANCE REVENUES.

                                                                      PERCENT OF TOTAL REVENUES
                                                         PERCENTAGE   -------------------------
PERIOD                            2003         2004        CHANGE     2003                 2004
------                        -------------   -------    ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,      $ 3,081      $ 3,240         5%       6%                    6%
SIX MONTHS ENDED JUNE 30,        $ 6,087      $ 7,176        18%       7%                    6%

      Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. These costs increased $0.2 million and $1.1 million, respectively, in 2004 from the three and six month periods ended June 30, 2003, primarily due to higher costs associated with the increase in license revenues and higher amortization of capitalized and acquired technology assets with the release of new products and the acquisition of Data Distilleries. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues in the remaining quarters of the 2004 fiscal year.

SALES, MARKETING AND SERVICES.

                                                                      PERCENT OF TOTAL REVENUES
                                                         PERCENTAGE   -------------------------
PERIOD                            2003         2004        CHANGE     2003                 2004
------                        -------------   -------    ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,       $ 30,464    $34,658        14%       61%                  65%
SIX MONTHS ENDED JUNE 30,         $ 61,193    $67,045        10%       62%                  61%

      Sales, marketing and services expenses increased $4.2 million and $5.8 million, in 2004 from the three and six month periods ended June 30, 2003, respectively, primarily due to compensation increases, other staff additions, one-time severance costs of $1.2 million associated with personnel changes in the Company's sales and professional services organizations and changes, the addition of employees with the acquisition of Data Distilleries, and changes in currency exchange rates. Such expenses should increase in subsequent quarters consistent with expected increases in license fees and services revenue.

RESEARCH AND DEVELOPMENT.

                                                                      PERCENT OF TOTAL REVENUES
                                                         PERCENTAGE   -------------------------
PERIOD                            2003          2004       CHANGE     2003                 2004
------                        -------------   -------    ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,       $ 10,999    $11,690        6%        22%                  22%
SIX MONTHS ENDED JUNE 30,         $ 21,926    $23,677        8%        22%                  22%

      Research and development costs increased $0.7 million and $1.8 million, respectively, in 2004 from the three and six month periods ended June 30, 2003, primarily due to the addition of Data Distilleries development personnel and changes in currency exchange rates. Such costs are expected to remain relatively constant in the remaining quarters of 2004.

GENERAL AND ADMINISTRATIVE.

                                                                      PERCENT OF TOTAL REVENUES
                                                         PERCENTAGE   -------------------------
PERIOD                            2003         2004        CHANGE     2003                 2004
------                        -------------   -------    ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,       $ 4,716     $ 5,688        21%       10%                  11%
SIX MONTHS ENDED JUNE 30,         $ 8,767     $10,562        20%        9%                   9%

      General and administrative expenses increased $1.0 million and $1.8 million, respectively, in 2004 from the three and six month periods ended June 30, 2003 primarily due to higher legal and accounting expenses related to the Company's completed review and restatement of its financial results. Related to the review and restatements, legal and accounting expenses are expected to total approximately $2.0 million, of which $1.2 million and $1.6 million, respectively, were expensed in the three and six month periods ended June 30, 2004.

NET INTEREST AND INVESTMENT INCOME (EXPENSE).

                                                                      PERCENT OF TOTAL REVENUES
                                                         PERCENTAGE   -------------------------
PERIOD                            2003         2004        CHANGE     2003                 2004
------                        -------------   -------    ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,       $(181)      $  (29)       (84%)      --%                  --%
SIX MONTHS ENDED JUNE 30,         $  55       $ (104)        NM        --%                  --%

      Net interest and investment income (expense) in the three and six month periods ended June 30, 2004, was due to the interest expense related to the Company's financing arrangement with Wells Fargo. Net interest expense for the three months ended June 30, 2004 decreased $0.1 million from the comparable period of 2003 primarily due to lower debt levels. Net interest income in the six months ended June 30, 2003 was earned on line-of-credit deposits which did not repeat in 2004.

OTHER INCOME.

                                                                      PERCENT OF TOTAL REVENUES
                                                         PERCENTAGE   -------------------------
PERIOD                            2003         2004        CHANGE     2003                 2004
------                        -------------    ----      ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,       $ 216        $789         265%       --%                   1%
SIX MONTHS ENDED JUNE 30,         $ 347        $187         (46%)       1%                  --%

      Other income in the three and six month periods ended June 30, 2003 was primarily due to gains from foreign currency transactions from the weakening of the U.S. dollar against other major currencies, partially offset by the decline in value of U.S. dollar-denominated receivables held overseas. Conversely, in the same periods in 2004 the strengthening of the dollar led to losses from currency transactions due to the decline in value of U.S. dollar-denominated receivables held overseas. Additionally in the first fiscal quarter of 2004 was a charge of $0.2 million due to the write-off the Company's 2001 investment in e-intelligence Corporation. These losses were offset by a $1.0 million European research and development incentive credit received in the second quarter of 2004 relating to expenditures accumulated through 1999.

INCOME TAX EXPENSE (BENEFIT).

                                                                      PERCENT OF PRE-TAX INCOME
                                                         PERCENTAGE   -------------------------
PERIOD                            2003         2004        CHANGE     2003                 2004
------                        -------------   -------    ----------   ----                 ----
                              (AS RESTATED)
THREE MONTHS ENDED JUNE 30,       $ 165       $ (544)          NM       24%                 36%
SIX MONTHS ENDED JUNE 30,         $  31       $  601         1839%       6%                 35%

      The income tax provision changed in the three and six month periods ended June 30, 2004 compared to the same periods in 2003 due primarily to a change in earnings. The Company's effective tax rate should remain at or near 35 percent for the remainder of the 2004 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30 2004, working capital was $15.4 million with a current ratio of 1.2 to 1. Excluding current deferred revenue, working capital was $70.5 million with a current ratio of 3.0 to 1. Cash flows from operating activities were $8.6 million in the six months ended June 30, 2004 compared with $9.7 in the six months ended June 30, 2003. The decrease in cash from operations in 2004 was mainly due to higher tax payments and lower deferred revenue balances, partially offset by improved accounts receivable collections. In the first six months of 2004 cash from operations came primarily from net operating activities and receivable collections, partially offset by income tax payments and reduction to deferred revenues. Average days sales outstanding were 70 days at June 30, 2004, compared to 78 days at December 31, 2003 and 78 days at June 30, 2003.

      Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $5.9 million and $6.8 million in 2003 and 2004, respectively. Capital spending was generally for software development to enhance future business system technology. Management believes that SPSS has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

      In the six months ended June 30, 2004, SPSS received scheduled payments totaling $3.0 million on the sale of its Sigma-series product line consummated in December 2003 and repurchased common stock related to its acquisition of Data Distilleries of $5.4 million.

      Cash provided by financing activities was $1.8 million and $0.9 million in the six months ended June 30, 2003 and June 30, 2004, respectively. In the six months ended June 30, 2004, financing activities provided cash proceeds of $2.2 million from the issuance of common stock, primarily through the exercise of stock options and employee stock purchases through the employee stock purchase plan. These proceeds were partially decreased by net repayments of $1.3 million under its line of credit agreements.

      On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10.0 million and a revolving line of credit. The Company had borrowings of $7.1 million under the term loan as of June 30, 2004. The maximum amount SPSS may borrow under the revolving line of credit portion of the facility will depend upon the value of the Company's eligible accounts receivable generated within the United States. Additionally, the Company had immediate availability of $2.5 million under the revolving line of credit. There are no borrowings under the revolving line of credit as of June 30, 2004.

      The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The term loan of $10 million will be paid down evenly over the four (4) year period (i.e., $2.5 million per year.

      The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. Due to the restatement, during the fiscal quarter ended June 30, 2004, the Company was not in compliance with certain covenants related to timely delivery of financial statements. SPSS has obtained all appropriate waivers from Wells Fargo Foothill.

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

INTERNATIONAL OPERATIONS

      Revenues from international operations were 50% and 53%, respectively, of total net revenues in the three and six month periods ended June 30, 2003 and 53% and 56%, respectively in the three and six month periods ended June 30, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      SPSS is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at either the prime rate or the Eurodollar rate. As of June 30, 2004, the Company had $7,145,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $71,000 of annual interest expense, assuming the same level of borrowing.

      SPSS is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of its operations and revenue occur outside the United States and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage this exposure to fluctuations to currency exchange rates, SPSS may enter into various financial instruments, such as options, which generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at June 30, 2004, management expects this would have a materially adverse effect on the Company's financial results.

      At June 30, 2004, SPSS did not have any option contracts outstanding.

      The Company's derivative instruments did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, gains and losses related to changes in the fair value of these instruments were recognized in income in each accounting period.

ITEM 4. CONTROLS AND PROCEDURES.

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

            Evaluation of the Company's disclosure controls and procedures. SPSS Chief Executive Officer, Jack Noonan, and Chief Financial Officer, Edward Hamburg, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Securities Exchange Act of 1934. This evaluation included a review of findings from KPMG arising in conjunction with their audits recently completed that included the restatement of previously issued financial information, and an independent investigation initiated by the Company's Audit Committee, each of which is described below.

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

      - Specific procedures in accounting for capitalized software and development costs;

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

            The Company's management and Audit Committee have taken a leadership role in assessing the underlying issues giving rise to the restatement and in ensuring proper steps have been and are being taken to improve the Company's control environment. The Company's management and Audit Committee took these actions in consultation with KPMG. Independent legal counsel to the Audit Committee and a forensic accounting firm performed an independent investigation into accounting issues with regard to accounting for deferred revenue that arose prior to and in connection with the restatement. That investigation found and concluded that the Company's finance and accounting personnel had made a number of accounting and arithmetic errors, and that there was no evidence of any fraud, intentional misconduct or concealment on the part of SPSS, its officers or its employees. That investigation also concluded that several of the accounting issues that arose in connection with the restatement were exacerbated by a difficult, three-year conversion of the Company's accounting and reporting software (including the Company's legacy general ledger system) to an Oracle Financials system, and several acquisition transactions accounted for using the purchase method of accounting, that taxed the Company's finance and accounting resources and personnel. The Audit Committee, however, also concluded that the Company's accounting, financial reporting and internal control functions needed improvement, including the Company's system of documenting transactions. The Audit Committee found that the Company's management has proactively identified a number of these issues during the past two years and has already addressed or is appropriately taking steps to address them.

            Actions taken in response to the evaluation. As a result of the findings described above, in 2003 and 2004 the Company began implementing and continues to implement the following actions to address the issues it identified in its evaluation of controls and procedures:

      - SPSS has sought to thoroughly understand the nature of the issues through discussions with KPMG and the independent counsel and forensic accountants engaged by the SPSS Audit Committee;

      - The Company's Audit Committee has exercised increased oversight over management's assessment of internal controls and response to control weaknesses in the above assessments;

      - SPSS has recruited and is recruiting new personnel to the finance organization who have expertise in financial controls, financial reporting and income tax to improve the quality and level of experience of the Company's finance organization;

      - SPSS is continuing to assess the adequacy of the accounting and financial reporting competence and leadership capabilities of management personnel who have accounting and finance responsibilities;

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

      - SPSS has established a committee to improve the Company's policies and procedures related to the documentation of criteria to support the technological feasibility of products;

      - SPSS began monitoring net realizable value calculations of capitalized software development costs on a quarterly basis (such monitoring had previously been done on an annual basis) through reviews by a person with knowledge of the Company's products and opportunities of product sales, including secondary products, to evaluate the appropriateness of capitalized software balances;

      - SPSS is in the process of improving and standardizing policies and procedures for revenue recognition across all Company locations;

      - SPSS had enhanced internal control mechanisms related to accounting for deferred revenue, which played a significant role in the discovery of the errors related to the Company's restatememt of its financial statements;

      - SPSS has adopted a formal process consisting of an in-depth review of the tax provision, including deferred tax accounts, on a quarterly basis;

      - SPSS has adopted a formal process to provide for a more controlled and organized consolidation, including a review of adjustments to ensure that prior period consolidating entries have been either properly carried forward or eliminated in the consolidation for the current period;

      - SPSS has implemented intercompany reconciliation procedures and is working to further validate, support and document the effects of changes in foreign currency on intercompany balances;

      - SPSS has transferred accounting responsibilities for the Company's market research business in the United States from the Company's Kilburn-United Kingdom office to its Chicago office to improve controls and the efficiency of monthly closings;

      - SPSS has implemented the SPSS Inc. Code of Business Conduct & Ethics (the "Code of Ethics") which is applicable to all of the SPSS directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions. The Code of Ethics satisfies, and in many respects exceeds, all of the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act. The Code of Ethics also satisfies, and in many respects exceeds, the listing standards established by the NASDAQ National Market, the exchange on which the Company's stock is listed. The Company has posted the Code of Ethics on its website at http://www.spss.com;

      - SPSS has made changes to the Company's organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support the Company's quarterly and annual statements; and

      - SPSS is implementing an account reconciliation policy, which requires the monthly reconciliation of all balance sheet accounts and the use of standard methodology and templates for account reconciliations.

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

            Other than as described above, there have been no changes in the Company's internal control over financial reporting identified in the evaluation that occurred during the Company's second quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      During the fiscal quarter ended June 30, 2004, the audit committee pre-approved the following:

- $27,000 to be paid to KPMG as compensation for tax compliance services related to SPSS UK

- $6,000 to be paid to KPMG as compensation for tax compliance services related to SPSS Asia Pacific

- $1,000 to be paid to KPMG as compensation for employee services related to SPSS Australia

- $1,000 to be paid to KPMG as compensation for tax compliance services related to ShowCase

- $15,000 to be paid to KPMG as compensation for tax compliance services related to SPSS UK

- $4,000 to be paid to KPMG as compensation for assistance with expatriation of visa applications performed by KPMG Migration

- $7,000 to be paid to KPMG as compensation for tax compliance services related to SPSS France

- $11,000 to be paid to KPMG as compensation for tax compliance services for SPSS UK and dealings with Inland Revenue's enquiry into ShowCase UK Limited's 2001 return (initial request)

- $40,000 to be paid to KPMG as compensation for tax compliance services for SPSS UK and further dealings with Inland Revenue's enquiry into ShowCase UK Limited's 2001 return

- $32,000 to be paid to KPMG as compensation for tax compliance services for ShowCase Benelux SA for 2003

- $9,000 to be paid to KPMG as compensation for tax compliance services in connection with the completion of the statutory audit

The aggregate compensation paid to KPMG for the above non-audit related services was $153,000.

The Audit Committee has determined that the fees paid to KPMG and nature of services provided during the fiscal quarter ended June 30, 2004 impair the independence of KPMG.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a "+" in the following list.)

                                                                                                     INCORPORATION
   EXHIBIT                                                                                           BY REFERENCE
   NUMBER                                   DESCRIPTION OF DOCUMENT                                 (IF APPLICABLE)
-----------      ----------------------------------------------------------------------------       ---------------
   2.1           Agreement and Plan of Merger among SPSS Inc., SPSS ACSUB, Inc., Clear
                 Software, Inc. and the shareholders named therein, dated September 23, 1996.          (1), Ex. 2.1

   2.2           Agreement and Plan of Merger among SPSS Inc., SPSS Acquisition Inc. and
                 Jandel Corporation, dated October 30,1996.                                            (2), Annex A

   2.3           Asset Purchase Agreement by and between SPSS Inc. and DeltaPoint, Inc.,
                 dated as of May 1, 1997.                                                             (16), Ex. 2.3

   2.4           Stock Purchase Agreement among the Registrant, Edward Ross, Richard Kottler,
                 Norman Grunbaum, Louis Davidson and certain U.K.-Connected Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30,
                 1997, together with a list briefly identifying the contents of omitted
                 schedules.                                                                            (3), Ex. 2.1

   2.5           Stock Purchase Agreement among the Registrant, Edward Ross, Richard Kottler,
                 Norman Grunbaum, Louis Davidson and certain Non-U.K. Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997,
                 together with a list briefly identifying the contents of omitted schedules.           (3), Ex. 2.2

   2.6           Stock Purchase Agreement by and among SPSS Inc. and certain Shareholders of
                 Quantime Limited listed on the signature pages thereto, dated November 21,
                 1997.                                                                                 (4), Ex. 2.1

   2.7           Stock Purchase Agreement by and among Jens Nielsen, Henrik Rosendahl, Ole
                 Stangegaard, Lars Thinggaard, Edward O'Hara, Bjorn Haugland, 2M Invest and
                 the Shareholders listed on Exhibit A thereto, dated November 21, 1997.                 (4), Ex.2.2

   2.8           Stock Purchase Agreement by and among SPSS Inc. and the Shareholders of
                 Integral Solutions Limited listed on the signature pages hereof, dated as of
                 December 31, 1998.                                                                   (18), Ex. 2.1

   2.9           Share Purchase Agreement by and among SPSS Inc., Surveycraft Pty Ltd. and
                 Jens Meinecke and Microtab Systems Pty Ltd., dated as of November 1, 1998.           (20), Ex. 2.9

   2.10          Stock Acquisition Agreement by and among SPSS Inc., Vento Software, Inc. and
                 David Blyer, John Gomez and John Pappajohn, dated as of November 29, 1999.           (21), Ex. 2.1

   2.11          Asset Purchase Agreement by and between SPSS Inc. and DataStat, S.A., dated
                 as of December 23, 1999.                                                            (24), Ex. 2.11

   2.12          Agreement and Plan of Merger dated as of November 6, 2000, among SPSS Inc.,
                 SPSS Acquisition Sub Corp., and ShowCase Corporation.                                (25), Ex. 2.1

   2.13          Agreement and Plan of Merger dated as of October 28, 2001, among SPSS Inc.,
                 Red Sox Acquisition Corp. and NetGenesis Corp.                                      (29), Ex. 99.1

   2.14          Stock Purchase Agreement by and among SPSS Inc., LexiQuest, S.A. and the owners of all of the issued and outstanding shares of capital stock of
                 LexiQuest, S.A., dated as of January 31, 2002.                                      (33), Ex. 2.14

   2.15          Stock Purchase Agreement dated as of November 4, 2003, by and among SPSS
                 Inc., SPSS International B.V. and the owners of all of the issued and
                 outstanding shares of Data Distilleries B.V. identified on Exhibit A thereto.       (40), Ex. 2.15

   3.1           Certificate of Incorporation of SPSS.                                                 (5), Ex. 3.2

   3.2           By-Laws of SPSS.                                                                      (5), Ex. 3.4

   4.1           Rights Agreement, dated June 18, 1998, between SPSS Inc. and Computershare
                 Investor Services (f/k/a Harris Trust and Savings Bank).                                (41), Ex.1

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

   10.4          Intentionally omitted.

   10.5          HOOPS Agreement.                                                                     (6), Ex. 10.7

   10.6          Stockholders Agreement.                                                              (5), Ex. 10.8

   10.7          Agreements with CSDC.                                                                (5), Ex. 10.9

                                                                                                   INCORPORATION
   EXHIBIT                                                                                          BY REFERENCE
   NUMBER                                  DESCRIPTION OF DOCUMENT                                 (IF APPLICABLE)
-----------     ----------------------------------------------------------------------------       ---------------
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

   10.32        1999 Employee Equity Incentive Plan.+                                                (30), Ex. 4.1

   10.33        Intentionally omitted.

   10.34        Intentionally omitted.

   10.35        SPSS Inc. 2002 Equity Incentive Plan+                                                (34), Ex. 4.1

   10.36        Intentionally omitted.

   10.37        Intentionally omitted.

   10.38        Intentionally omitted.

   10.39        Intentionally omitted.

   10.40        Intentionally omitted.

   10.41        Intentionally omitted.

   10.42        Intentionally omitted.

   10.43        Loan and Security Agreement, dated as of March 31, 2003, by and between SPSS
                Inc. and each SPSS subsidiary that may become additional borrowers, as
                Borrower, and Foothill Capital Corporation, as Lender.                             (37), Ex. 10.41

   10.44        Amendment to Stock Purchase Agreement, dated as of October 1, 2003, by and
                between SPSS Inc. and America Online, Inc.                                         (38), Ex. 10.44

   10.45        Amended and Restated Strategic Online Research Services Agreement, dated as
                of October 1, 2003, by and between SPSS Inc. and America Online, Inc.              (38), Ex. 10.45

   10.46        Consulting Agreement, dated as of June 1, 2003, by and between SPSS Inc. and
                Norman H. Nie Consulting, L.L.C.                                                   (39), Ex. 10.46

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

   99.1         SPSS Inc. Charter of the Audit Committee of the Board of Directors.                 (42), Ex. 99.1

   99.2         Supplement A to the SPSS Inc. Charter of the Audit Committee of the Board of
                Directors.                                                                          (42), Ex. 99.2

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

(39) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended September 30, 2003. (File No. 000-22194)

(40) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 15, 2003, filed on November 18, 2003. (File No. 000-22194)

(41) Previously filed with the Form 8-A12G of SPSS Inc. filed on June 18, 1998 (File No. 000-22194)

(42) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2003 (File No. 000-22194)

      (b) SPSS filed the following reports on Form 8-K during the three months ended June 30, 2004:

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

      The current report of SPSS Inc. on Form 8-K, dated June 16, 2004, filed with the SEC on June 18, 2004. The Form 8-K reported the approval by the Board of Directors of amendments to the Company's Rights Agreement.

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

      The current report of SPSS Inc. on Form 8-K, dated July 30, 2004, filed with the SEC on July 30, 2004. The Form 8-K reported that SPSS received a letter from the Nasdaq National Market stating that the Nasdaq Listing Qualifications Panel has determined to stay the delisting of the SPSS common stock that was to have been effective with the open of business on August 2, 2004.

      The current report of SPSS Inc. on Form 8-K, dated August 4, 2004, filed with the SEC on August 4, 2004. The Form 8-K reported that the Nasdaq will continue the listing of the SPSS common stock and will remove the fifth character "E" from the SPSS ticker symbol.

      The current report of SPSS Inc. on Form 8-K, dated August 5, 2005, filed with the SEC on August 6, 2004. The Form 8-K reported that SPSS had issued a press release announcing its preliminary results for the fiscal quarter ended June 30, 2004 and attached a copy of the press release as an exhibit. The report also described certain non-GAAP financial measures included in the release.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SPSS Inc.

Date:             August 9, 2004          By: /s/ Jack Noonan
                                          -----------------------------
                                                   Jack Noonan
                                                   President and Chief Executive
                                                   Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date:             August 9, 2004          By: /s/ Edward Hamburg
                                          -----------------------------
                                                   Edward Hamburg
                                                   Executive Vice-President,
                                                   Corporate Operations and
                                                   Chief Financial Officer

                                    SPSS INC.

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION
-------        -----------------------------------------------------------------
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