Form 10-Q
period 2004-09-30
SPSS INC
filed 2004-11-04
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      AS OF NOVEMBER 1, 2004, THERE WERE 17,586,355 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

                                    SPSS INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED BALANCE SHEETS
        AS OF DECEMBER 31, 2003
        AND SEPTEMBER 30, 2004 (UNAUDITED)                                      3

        CONSOLIDATED STATEMENTS OF INCOME FOR
        THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
        (AS RESTATED) (UNAUDITED) AND 2004 (UNAUDITED)                          4

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR
        THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
        (AS RESTATED) (UNAUDITED) AND 2004 (UNAUDITED)                          5

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
        MONTHS ENDED SEPTEMBER 30, 2003 (AS RESTATED) (UNAUDITED) AND
        2004 (UNAUDITED)                                                        6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              7

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       10

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                   16

      ITEM 4. CONTROLS AND PROCEDURES                                          16

PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                                19
      ITEM 5. OTHER INFORMATION                                                19
      ITEM 6. EXHIBITS                                                         20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                          2003           2004
                                                                      ------------   ------------
                                                                                     (UNAUDITED)
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $  36,101      $  34,312
   Accounts receivable, net                                               49,317         36,375
   Inventories, net                                                        1,444            605
   Deferred income taxes                                                  14,023         12,063
   Prepaid income taxes                                                    3,996          8,126
   Prepaid expenses and other current assets                               7,931          5,464
                                                                       ---------      ---------
      Total current assets                                               112,812         96,945
                                                                       ---------      ---------

Net property, equipment and leasehold improvements                        27,771         23,337
Restricted cash                                                              190            200
Capitalized software development costs, net                               26,826         28,257
Goodwill                                                                  42,253         42,025
Intangibles, net                                                           3,380          3,184
Noncurrent deferred income taxes, net                                     13,142         22,242
Other assets                                                               2,633          1,663
                                                                       ---------      ---------
      Total assets                                                     $ 229,007      $ 217,853
                                                                       =========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                       $   2,500      $   2,500
   Accounts payable                                                        7,169          6,443
   Sales taxes and value added taxes payable                               2,863          1,811
   Deferred revenues                                                      59,379         55,466
   Other accrued liabilities                                              24,600         22,407
                                                                       ---------      ---------
      Total current liabilities                                           96,511         88,627
                                                                       ---------      ---------

Noncurrent notes payable                                                   5,951          4,005
Noncurrent deferred income taxes                                             632            632
Other noncurrent liabilities                                                 853            394

Common stock subject to repurchase                                         5,421             --

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value; 50,000,000 shares authorized;
   17,257,871 and 17,580,369 shares issued and outstanding in 2003 and 2004,
   respectively                                                              173            176
   Additional paid-in capital                                            148,202        150,706
   Deferred compensation                                                    (385)          (205)
   Accumulated other comprehensive loss                                   (6,576)        (6,676)
   Accumulated deficit                                                   (21,775)       (19,806)
                                                                       ---------      ---------
      Total stockholders' equity                                         119,639        124,195
                                                                       ---------      ---------
      Total liabilities and stockholders' equity                       $ 229,007      $ 217,853
                                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ------------------------      ------------------------
                                                            2003           2004           2003           2004
                                                          ---------      ---------      ---------      ---------
                                                        (AS RESTATED)                 (AS RESTATED)
Net revenues:
  License                                                 $  22,792      $  22,335      $  65,297      $  68,113
  Maintenance                                                21,416         24,518         60,202         72,605
  Services                                                    8,338          6,645         25,104         22,894
                                                          ---------      ---------      ---------      ---------

Total net revenues                                           52,546         53,498        150,603        163,612

Operating expenses:
  Cost of license and maintenance revenues                    3,179          3,523          9,266         10,699
  Sales, marketing and services                              30,662         29,965         91,855         97,010
  Research and development                                   10,537         11,477         32,463         35,154
  General and administrative                                  4,876          7,311         13,643         17,873
                                                          ---------      ---------      ---------      ---------

Operating expenses                                           49,254         52,276        147,227        160,736
                                                          ---------      ---------      ---------      ---------

Operating income                                              3,292          1,222          3,376          2,876
                                                          ---------      ---------      ---------      ---------

Other income (expense):
  Net interest expense                                         (166)           (67)          (111)          (171)
  Other                                                       1,031             47          1,378            234
                                                          ---------      ---------      ---------      ---------
Other income (expense)                                          865            (20)         1,267             63
                                                          ---------      ---------      ---------      ---------

Income before income taxes                                    4,157          1,202          4,643          2,939
Income tax expense                                            1,465            369          1,496            970
                                                          ---------      ---------      ---------      ---------

Net income                                                $   2,692      $     833      $   3,147      $   1,969
                                                          =========      =========      =========      =========

Basic net income per share                                $    0.16      $    0.05      $    0.18      $    0.11
                                                          =========      =========      =========      =========
Diluted net income per share                              $    0.15      $    0.05      $    0.18      $    0.11
                                                          =========      =========      =========      =========

Share data:
Shares used in computing basic net income per share          17,331         17,587         17,276         17,687
                                                          =========      =========      =========      =========
Shares used in computing diluted net income per share        18,058         17,677         17,797         17,966
                                                          =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                               -------------------      -------------------
                                                2003        2004         2003        2004
                                               -------     -------      -------     -------
                                            (AS RESTATED)            (AS RESTATED)
Net income                                     $ 2,692     $   833      $ 3,147     $ 1,969

Other comprehensive income (loss):
   Foreign currency translation adjustment           5         (16)         273        (100)
                                               -------     -------      -------     -------

Comprehensive income                           $ 2,697     $   817      $ 3,420     $ 1,869
                                               =======     =======      =======     =======

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                     2003                   2004
                                                                   --------               --------
                                                                 (AS RESTATED)
Cash flows from operating activities:
   Net income                                                      $  3,147               $  1,969
   Adjustments to reconcile net income  to net cash provided
    by operating activities:
       Depreciation and amortization                                 11,227                 11,966
       Deferred income taxes                                             45                 (7,132)
       Noncash services expenses (recoveries)                         1,688                 (1,125)
       Gain from property disposal                                       --                   (622)
       Changes in assets and liabilities:
         Accounts receivable                                          7,981                 12,773
         Inventories                                                    233                    841
         Prepaid expenses                                             2,531                   (537)
         Restricted cash                                              1,394                    (10)
         Accounts payable                                            (3,265)                  (700)
         Accrued expenses                                            (8,975)                  (982)
         Accrued income taxes                                        (2,626)                (5,228)
         Deferred revenues                                           (1,788)                (3,750)
       Other, net                                                     1,744                  1,041
                                                                   --------               --------
Net cash provided by operating activities                            13,336                  8,504
                                                                   --------               --------

Cash flows from investing activities:
   Capital expenditures, net                                         (1,934)                (3,779)
   Capitalized software development costs                            (6,769)                (7,023)
   Repurchase of common stock issued for acquisition                     --                 (5,421)
   Proceeds from the divestiture of Sigma-series product line            --                  3,000
   Proceeds from property disposal                                       --                  2,476
                                                                   --------               --------
Net cash used in investing activities                                (8,703)               (10,747)
                                                                   --------               --------

Cash flows from financing activities:
   Net borrowings (repayments) under line-of-credit agreements          458                 (1,946)
   Proceeds from issuance of common stock                             1,502                  2,507
                                                                   --------               --------
Net cash provided by financing activities                             1,960                    561
                                                                   --------               --------

Effect of exchange rates on cash                                        727                   (107)
                                                                   --------               --------
Net change in cash and cash equivalents                               7,320                 (1,789)
Cash and cash equivalents at beginning of period                     14,490                 36,101
                                                                   --------               --------
Cash and cash equivalents at end of period                         $ 21,810               $ 34,312
                                                                   ========               ========

Supplemental disclosures of cash flow information:
   Interest paid                                                   $    637               $    560
   Income taxes paid                                                  6,311                 14,712
   Cash received from income tax refunds                              2,514                  2,480

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of SPSS Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - RECLASSIFICATIONS

      Certain revenues, expenses and balances of prior periods have been reclassified to conform to the current presentation.

NOTE 3 - STOCK OPTION PLANS

      The Company maintains one stock incentive plan that is flexible and allows various forms of equity incentives to be issued under it. The Company accounts for this plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. No compensation is recognized for stock option grants to employees. All options granted under the stock incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The following table illustrates the effects on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based compensation.

                                                                   THREE MONTHS ENDED SEPTEMBER 30, NINE  MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------  -------------------------------
                                                                       2003                2004         2003                2004
                                                                   -------------         ---------  -------------         ---------
                                                                   (AS RESTATED)                    (AS RESTATED)
Net income, as reported                                              $   2,692           $     833    $   3,147           $   1,969
Deduct:
  Total stock-based employee compensation expense determined under
  the fair value based method for all awards, net of related taxes      (1,406)             (1,330)      (4,112)             (3,516)
                                                                     ---------           ---------    ---------           ---------
Pro forma net income (loss)                                          $   1,286           $    (497)   $    (965)          $  (1,547)
                                                                     =========           =========    =========           =========
Income (loss) per share:
  Basic-- as reported                                                $    0.16           $    0.05    $    0.18           $    0.11
  Basic-- pro forma                                                  $    0.07           $   (0.03)   $   (0.06)          $   (0.09)

  Diluted-- as reported                                              $    0.15           $    0.05    $    0.18           $    0.11
  Diluted-- pro forma                                                $    0.07           $   (0.03)   $   (0.06)          $   (0.09)

NOTE 4 - DOMESTIC AND FOREIGN OPERATIONS

      Net revenues per geographic region are summarized as follows:

                  THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                  -------------------------------         ------------------------------
                      2003                 2004               2003               2004
                  -------------          --------         -------------        ---------
                  (AS RESTATED)                           (AS RESTATED)
United States       $  30,175            $ 27,791           $  76,296          $  76,037
United Kingdom          6,835               6,746              19,670             22,953
Other                  15,536              18,961              54,637             64,622
                    ---------            --------           ---------          ---------
     Total          $  52,546            $ 53,498           $ 150,603          $ 163,612
                    =========            ========           =========          =========

NOTE 5 - EARNINGS PER COMMON SHARE

      Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------     ------------------------------
                                                          2003                  2004          2003                 2004
                                                      -------------            ------     -------------           ------
                                                      (AS RESTATED)                       (AS RESTATED)
Basic weighted average common shares outstanding          17,331               17,587         17,276              17,687
Dilutive effect of stock options                             727                   90            521                 279
                                                          ------               ------         ------              ------
Diluted weighted average common shares outstanding        18,058               17,677         17,797              17,966
                                                          ======               ======         ======              ======

      Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Company's common stock. These options were as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------     ------------------------------
                                                          2003                  2004          2003               2004
                                                      -------------            ------     -------------         ------
                                                      (AS RESTATED)                       (AS RESTATED)
Potentially dilutive shares                                881                  1,758         1,808               992

NOTE 6 - CONTINGENCIES

      The Company has been named as a defendant in a lawsuit filed on or about May 14, 2004 and amended on September 30, 2004, in the United States District Court for the Northern District of Illinois, under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan, Edward Hamburg and KPMG LLP, Case No. 04C03427. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint seeks to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. SPSS and the officers named above have not responded to the complaint as of the date of this filing. SPSS, Mr. Noonan, and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint.

NOTE 7 - NASDAQ LISTING STATUS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "ESTIMATES" OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO SPSS ON THE DATE HEREOF. SPSS CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. FOR FURTHER INFORMATION REGARDING THESE RISKS AND UNCERTAINTIES, PLEASE REFER TO PUBLICLY AVAILABLE DOCUMENTS THAT SPSS HAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. BECAUSE OF THESE RISKS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. DEVIATIONS BETWEEN ACTUAL FUTURE EVENTS AND THE COMPANY'S ESTIMATES AND ASSUMPTIONS COULD LEAD TO RESULTS THAT ARE MATERIALLY DIFFERENT FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. SPSS DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

The following discussion should be read in conjunction with the Company's financial statements and accompanying notes, which appear elsewhere in this quarterly report on Form 10-Q.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2004, AND COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2004

The Company has restated its financial statements for fiscal years 2001 and 2002, including the corresponding interim periods for 2001 and 2002, and the interim periods ended in March, June and September 2003. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2003 for additional information. The results for the three and nine month periods ended September 30, 2003 set forth in this section reflect these restated numbers.

TOTAL NET REVENUES.

PERIOD                                  (IN THOUSANDS)        PERCENTAGE    PERCENT OF TOTAL REVENUES
                                       2003         2004        CHANGE        2003           2004
                                       ----         ----        ------        ----           ----
                                   (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $ 52,546     $ 53,498        2%           100%          100%
NINE MONTHS ENDED SEPTEMBER 30,      $150,603     $163,612        9%           100%          100%

      Total net revenues increased $1.0 million in the third quarter of 2004 from the third quarter of 2003, and increased $13.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. These increases were primarily due to increases in new sales of SPSS data mining and statistical tools, maintenance revenues increasing $12.4 million for the nine months ended September 30, 2004, revenues related to the Company's November 2003 acquisition of Data Distilleries, and changes in currency exchange rates. This increase was partially offset by the divestiture of the Company's Sigma-series products in December 2003 and a $2.2 million drop in revenues from consulting services for the nine months ended September 30, 2004 compared to the same period in 2003. Noticeable increases in revenues occurred in the United States in the federal government and academic sectors amounting to a $3.1 million increase for the nine months ended September 30, 2004 compared to the same period in 2003.

      Total net revenues were positively affected by revenues from acquisitions and changes in currency exchange rates of approximately $0.4 million and $2.2 million, respectively, for the three month period ending September 30, 2004, and approximately $2.4 million and $9.0 million for the nine month period ended September 30, 2004. Total net revenues were negatively affected by the Sigma-series divestiture in the amount of approximately $1.5 million for the three month period ended September 30, 2004, and approximately $4.6 million for the nine month period ended September 30, 2004.

      Revenues from international operations were 48% and 54%, respectively, in the three and nine month periods ended September 30, 2004 and 43% and 49%, respectively, of total net revenues in the three and nine month periods ended September 30, 2003.

LICENSE.

PERIOD                                 (IN THOUSANDS)          PERCENTAGE      PERCENT OF TOTAL REVENUES
                                      2003        2004           CHANGE            2003         2004
                                      ----        ----           ------            ----         ----
                                  (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $22,792     $22,335          (2%)              43%          42%
NINE MONTHS ENDED SEPTEMBER 30,      $65,297     $68,113           4%               43%          42%

     License revenues decreased $0.5 million in the three month period ended September 30, 2004 from the three month period ended September 30, 2003 and increased $2.8 million in the nine months ended September 30, 2004 from the nine month period ended September 30, 2003.

      The $0.5 million decrease in the third quarter of 2004 was primarily driven by lower new revenues from SPSS applications for market research and ShowCase business intelligence tools, and the Company's divestiture of its Sigma-series products in December 2003 which represented $1.4 million of license revenue for the three months ended September 30, 2003. This decrease was offset by higher sales of SPSS data mining and desktop statistical analysis tools, sales of predictive analytic applications from the Company's Data Distilleries acquisition and changes in currency exchange rates. New license fees from the applications acquired with Data Distilleries were approximately $0.2 million in the three month period ended September 30, 2004.

      The $2.8 million increase for the first nine months of 2004 was primarily driven by higher sales of SPSS data mining and desktop statistical analysis tools, sales of predictive analytic applications from the Company's Data Distilleries acquisition and changes in currency exchange rates. This increase was partially offset by the effects of the Company's divestiture of its Sigma-series products in December 2003 which represented $3.8 million of license revenue for the nine months ended September 30, 2003. New license fees from the applications acquired with Data Distilleries were approximately $0.6 million in the nine month period ended September 30, 2004.

MAINTENANCE REVENUES.

PERIOD                                  (IN THOUSANDS)        PERCENTAGE      PERCENT OF TOTAL REVENUES
                                      2003        2004          CHANGE            2003         2004
                                      ----        ----          ------            ----         ----
                                  (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $21,416     $24,518          14%              41%          46%
NINE MONTHS ENDED SEPTEMBER 30,      $60,202     $72,605          21%              40%          44%

      Maintenance revenues increased $3.1 million in the three month period ended September 30, 2004 from the three month period ended September 30, 2003 and increased $12.4 million in the nine months ended September 30, 2004 from the nine month period ended September 30, 2003. These increases were primarily due to higher renewal rates for the Company's major offerings and changes in currency exchange rates. Additionally, maintenance revenues from Data Distilleries applications were $1.4 million in the nine months ended September 30, 2004.

SERVICES REVENUES.

PERIOD                                 (IN THOUSANDS)         PERCENTAGE       PERCENT OF TOTAL REVENUES
                                      2003        2004          CHANGE             2003         2004
                                      ----        ----          ------             ----         ----
                                  (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $ 8,338     $ 6,645         (20%)              16%          12%
NINE MONTHS ENDED SEPTEMBER 30,      $25,104     $22,894          (9%)              17%          14%

      Services revenues decreased $1.7 million in the three month period ended September 30, 2004 from the three month period ended September 30, 2003 and decreased $2.2 million from the nine month period ended September 30, 2003. These decreases were primarily due to fewer ShowCase-related consulting projects. This decrease was partially offset by consulting revenues related to implementations of Data Distilleries applications and changes in currency exchange rates.

COST OF LICENSE AND MAINTENANCE REVENUES.

PERIOD                                 (IN THOUSANDS)         PERCENTAGE      PERCENT OF TOTAL REVENUES
                                      2003        2004          CHANGE            2003         2004
                                      ----        ----          ------            ----         ----
                                  (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $ 3,179     $ 3,523          11%               6%           7%
NINE MONTHS ENDED SEPTEMBER 30,      $ 9,266     $10,699          15%               6%           7%

      Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. These costs increased $0.3 million in the three month period ended September 30, 2004 from the three month period ended September 30, 2003 and increased $1.4 million in the nine months ended September 30, 2004 from the nine month period ended September 30, 2003. These increases were primarily due to higher costs associated with the increase in license revenues and higher amortization of capitalized and acquired technology assets in connection with the release of new products and the acquisition of Data Distilleries. Amortization of capitalized and acquired technology assets increased $0.9 million from the comparable nine month period in 2003. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues in the final quarter of the 2004 fiscal year.

      SALES, MARKETING AND SERVICES.

PERIOD                                 (IN THOUSANDS)         PERCENTAGE      PERCENT OF TOTAL REVENUES
                                      2003        2004          CHANGE             2003         2004
                                      ----        ----          ------             ----         ----
                                  (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $30,662     $29,965          (2%)              58%          56%
NINE MONTHS ENDED SEPTEMBER 30,      $91,855     $97,010           6%               61%          59%

      Sales, marketing and services expenses decreased $0.7 million in the three month period ended September 30, 2004 from the three month period ended September 30, 2003, primarily due to lower AOL service cost as a result of the amended agreement with AOL effective October 2003 partially offset by higher compensation expense. Sales, marketing and services expenses increased $5.2 million for the nine months ended September 30, 2004 from the nine month period ended September 30, 2003, primarily due to compensation increases, one-time severance costs of $1.3 million associated with personnel changes in the Company's sales and professional services organizations which were incurred during the first six months of 2004, staff additions and changes, the addition of employees with the acquisition of Data Distilleries, and changes in currency exchange rates. Such increases were partially offset by lower AOL service costs which were $4.7 million lower in the nine month period ended September 30, 2004 compared with the same period of 2003. Sales, marketing and services expenses should increase in subsequent quarters consistent with expected increases in license fees and services revenue.

      RESEARCH AND DEVELOPMENT.

PERIOD                                 (IN THOUSANDS)         PERCENTAGE      PERCENT OF TOTAL REVENUES
                                      2003        2004          CHANGE             2003         2004
                                      ----        ----          ------             ----         ----
                                  (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $10,537     $11,477           9%               20%          21%
NINE MONTHS ENDED SEPTEMBER 30,      $32,463     $35,154           8%               22%          21%

      Research and development costs increased $0.9 million in the three month period ended September 30, 2004 from the three month period ended September 30, 2003 and increased $2.7 million in the nine months ended September 30, 2004 from the nine month period ended September 30, 2003. These increases were primarily due to the addition of Data Distilleries development personnel, $0.4 million in lower capitalization of research and development expense from the comparable three month period in 2003, and changes in currency exchange rates. Such costs are expected to remain relatively constant in the final quarter of 2004.

      GENERAL AND ADMINISTRATIVE.

PERIOD                                 (IN THOUSANDS)         PERCENTAGE      PERCENT OF TOTAL REVENUES
                                      2003        2004          CHANGE             2003         2004
                                      ----        ----          ------             ----         ----
                                  (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $ 4,876     $ 7,311          50%               9%           14%
NINE MONTHS ENDED SEPTEMBER 30,      $13,643     $17,873          31%               9%           11%

      General and administrative expenses increased $2.4 million in the three month period ended September 30, 2004 from the three month period ended September 30, 2003 and increased $4.2 million in the nine months ended September 30, 2004 from the nine month period ended September 30, 2003. These increases were primarily due to higher legal and accounting expenses related to the Company's completed review and restatement of its financial results, a long-term receivable write-off, and the continued cost of Sarbanes-Oxley compliance work. Related to the review and restatement, legal and accounting expenses have totaled approximately $2.7 million, of which $1.2 million and $2.7 million, respectively, were expensed in the three and nine month periods ended September 30, 2004. Additionally, the Company wrote-off a $1 million long-term receivable due to customer insolvency and recorded a gain on sale of a property held in the United Kingdom of $0.6 million in the third quarter of 2004.

      NET INTEREST EXPENSE.

PERIOD                                 (IN THOUSANDS)         PERCENTAGE      PERCENT OF TOTAL REVENUES
                                      2003        2004          CHANGE             2003         2004
                                      ----        ----          ------             ----         ----
                                  (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $  (166)    $ (67)          (60%)              --%          --%
NINE MONTHS ENDED SEPTEMBER 30,      $  (111)    $(171)           54%               --%          --%

      Net interest expense for the three months ended September 30, 2004 decreased from the corresponding period of 2003 primarily due to lower debt levels. Net interest expense was higher for the nine months ended September 30, 2004 from the corresponding period of 2003 due to interest expense related to the Company's financing arrangement with Wells Fargo Foothill. Net interest expense included net interest income in the nine months ended September 30, 2003 which was earned on line-of-credit deposits which did not repeat in 2004.

      OTHER INCOME.

PERIOD                                 (IN THOUSANDS)         PERCENTAGE      PERCENT OF TOTAL REVENUES
                                      2003        2004          CHANGE             2003         2004
                                      ----        ----          ------             ----         ----
                                  (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $1,031      $  47           (95%)               2%          --%
NINE MONTHS ENDED SEPTEMBER 30,      $1,378      $ 234           (83%)               1%          --%

      Other income in the three and nine month periods ended September 30, 2003 was primarily due to gains from foreign currency transactions from the weakening of the U.S. dollar against other major currencies. Conversely, in the corresponding periods of 2004, the strengthening of the dollar led to losses from currency transactions due to the decline in value of U.S. dollar-denominated receivables held overseas. Additionally, in the first nine months of 2004, the Company recorded a charge of $0.2 million due to the write-off of the Company's 2001 investment in e-intelligence Corporation. These losses were offset by a $1.0 million European research and development incentive credit received from the French Government in the second quarter of 2004 relating to expenditures accumulated through 1999.

      INCOME TAX EXPENSE.

PERIOD                                 (IN THOUSANDS)         PERCENTAGE      PERCENT OF TOTAL REVENUES
                                      2003        2004          CHANGE             2003         2004
                                      ----        ----          ------             ----         ----
                                  (AS RESTATED)
THREE MONTHS ENDED SEPTEMBER 30,     $1,465      $ 369           (75%)              35%          31%
NINE MONTHS ENDED SEPTEMBER 30,      $1,496      $ 970           (35%)              32%          33%

      The income tax provision changed in the three and nine month periods ended September 30, 2004 compared to the corresponding periods of 2003 due primarily to a change in relative earnings contribution in the Company's tax jurisdictions. The Company's effective tax rate should remain at or near 33 percent for the remainder of the 2004 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30 2004, working capital was $8.3 million with a current ratio of 1.1 to 1. Excluding current deferred revenue, working capital was $63.8 million with a current ratio of 2.9 to 1. Cash flows from operating activities were $8.5 million in the nine months ended September 30, 2004 compared with $13.3 in the nine months ended September 30, 2003. The decrease in cash from operations in 2004 was mainly due to higher tax payments and lower deferred revenue balances, partially offset by improved accounts receivable collections. In the first nine months of 2004, cash from operations came primarily from net operating activities and receivable collections partially offset by income tax payments and reductions to deferred revenues. Average days sales outstanding were 67 days at September 30, 2004, compared to 78 days at December 31, 2003 and 79 days at September 30, 2003.

      Capital expenditures and software development costs were $8.7 million and $10.8 million in 2003 and 2004, respectively. Capital spending was generally for software development to enhance future business system technology. Management believes that SPSS has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

      In the nine months ended September 30, 2004, SPSS received scheduled payments totaling $3.0 million on the sale of its Sigma-series product line consummated in December 2003, repurchased common stock related to its acquisition of Data Distillleries of $5.4 million, and received $2.5 million of proceeds from disposal of a property in the United Kingdom.

      Cash provided by financing activities was $2.0 million and $0.6 million in the nine months ended September 30, 2003 and September 30, 2004, respectively. In the nine months ended September 30, 2004, financing activities provided cash proceeds of $2.5 million from the issuance of common stock, primarily through the exercise of stock options and employee stock purchases through the employee stock purchase plan. These proceeds were partially decreased by net repayments of $1.9 million under its line of credit agreements.

      On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10.0 million and a revolving line of credit. The Company had borrowings of $6.5 million under the term loan as of September 30, 2004. The maximum amount SPSS may borrow under the revolving line of credit portion of the facility will depend upon the value of the Company's eligible accounts receivable generated within the United States. Additionally, the Company had immediate availability of $6.0 million under the revolving line of credit. There are no borrowings under the revolving line of credit as of September 30, 2004.

      The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The term loan of $10 million will be paid down evenly over the four (4) year period (i.e., $2.5 million per year).

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      SPSS is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at either the prime rate or the Eurodollar rate. As of September 30, 2004, the Company had $6,505,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $65,000 of annual interest expense, assuming the same level of borrowing.

      SPSS is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of its operations and revenue occur outside the United States and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage this exposure to fluctuations to currency exchange rates, SPSS may enter into various financial instruments, such as options, which generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at September 30, 2004, management expects this would have a materially adverse effect on the Company's financial results.

      At September 30, 2004, SPSS did not have any option contracts outstanding.

ITEM 4. CONTROLS AND PROCEDURES.

            Disclosure controls and procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. SPSS has reviewed its internal control structure and these disclosure controls and procedures. In connection with this review, SPSS has established a compliance committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. The SPSS compliance committee is comprised of the Company's senior legal official, principal accounting officer, senior manager in charge of investor relations, principal risk management officer, and certain other members of the SPSS senior management.

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

            Evaluation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer with the participation of the compliance committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Securities Exchange Act of 1934. This evaluation included a review of findings from KPMG arising in conjunction with their audits recently completed that included the restatement of previously issued financial information, and an independent investigation initiated by the Company's Audit Committee, each of which is described below.

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

      - SPSS began monitoring net realizable value calculations of capitalized software development costs on a quarterly basis (such monitoring had previously been done on an annual basis) through reviews by a person with knowledge of the Company's products and opportunities for product sales, including secondary products, to evaluate the appropriateness of capitalized software balances;

      - SPSS is in the process of improving and standardizing policies and procedures for revenue recognition across all Company locations;

      - SPSS had enhanced internal control mechanisms related to accounting for deferred revenue, which played a significant role in the discovery of the errors related to the Company's restatement of its financial statements;

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

            Based in part upon these changes, the Company's Chief Executive Officer and Chief Financial Officer believe that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

            Other than as described above, there have been no changes in the Company's internal control over financial reporting identified in the evaluation that occurred during the Company's third quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      The Company has been named as a defendant in a lawsuit filed on or about May 14, 2004, and amended on September 30, 2004, in the United States District Court for the Northern District of Illinois, under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan, Edward Hamburg, and KPMG LLP, Case No. 04C03427. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint seeks to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. SPSS and the officers named above have not responded to the complaint as of the date of this filing. SPSS, Mr. Noonan, and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint.

      SPSS may also become party to various claims and legal actions arising in the ordinary course of business.

ITEM 5. OTHER INFORMATION

      Audit Committee Pre Approval of Non-Audit Services

      The audit committee of the Company's board of directors approved certain non-audit services provided to SPSS by KPMG LLP, the Company's auditors. The audit committee pre-approved these non-audit services pursuant to the pre-approval procedure previously established by the audit committee.

      During the fiscal quarter ended September 30, 2004, the chairman of the audit committee pre-approved the following non-audit services, which approval was ratified by the full audit committee on October 1, 2004:

- $25,000 to be paid to KPMG as compensation for tax services related to SPSS Australasia Pty Ltd. and Surveycraft Pty Ltd.

- $1,000 to be paid to KPMG as compensation for tax services related to SPSS Japan, Inc.

- $12,000 to be paid to KPMG as compensation for tax services related to Data Distilleries, B.V.

- $30,000 to be paid to KPMG as compensation for tax services related to SPSS International, B.V.

- $13,000 to be paid to KPMG as compensation for tax services related to SPSS International, B.V., and

- $6,000 to be paid to KPMG as compensation for tax compliance services related to SPSS UK Ltd.

The aggregate compensation paid to KPMG for the above non-audit related services was $87,000.

The Audit Committee has determined that the fees paid to KPMG and nature of services provided during the fiscal quarter ended September 30, 2004 would not impair the independence of KPMG.

ITEM 6. EXHIBITS

      (Note: Management contracts and compensatory plans or arrangements are identified with a "+" in the following list.)

                                                                                           INCORPORATION
 EXHIBIT                                                                                   BY REFERENCE
 NUMBER                              DESCRIPTION OF DOCUMENT                              (IF APPLICABLE)
---------  ---------------------------------------------------------------------------    ---------------
   2.1     Agreement and Plan of Merger among SPSS Inc., SPSS ACSUB, Inc., Clear             (1), Ex. 2.1
           Software, Inc. and the shareholders named therein, dated September 23,
           1996.

   2.2     Agreement and Plan of Merger among SPSS Inc., SPSS Acquisition Inc. and           (2), Annex A
           Jandel Corporation, dated October 30,1996.

   2.3     Asset Purchase Agreement by and between SPSS Inc. and DeltaPoint, Inc.,          (16), Ex. 2.3
           dated as of May 1, 1997.

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

   2.6     Stock Purchase Agreement by and among SPSS Inc. and certain Shareholders          (4), Ex. 2.1
           of Quantime Limited listed on the signature pages
           thereto, dated November 21, 1997.

   2.7     Stock Purchase Agreement by and among Jens Nielsen, Henrik Rosendahl, Ole          (4), Ex.2.2
           Stangegaard, Lars Thinggaard, Edward O'Hara, Bjorn Haugland, 2M Invest and
           the Shareholders listed on Exhibit A thereto, dated November 21, 1997.

   2.8     Stock Purchase Agreement by and among SPSS Inc. and the Shareholders of          (18), Ex. 2.1
           Integral Solutions Limited listed on the signature
           pages hereof, dated as of December 31, 1998.

   2.9     Share Purchase Agreement by and among SPSS Inc., Surveycraft Pty Ltd. and        (20), Ex. 2.9
           Jens Meinecke and Microtab Systems Pty Ltd., dated as of November 1, 1998.

  2.10     Stock Acquisition Agreement by and among SPSS Inc., Vento Software, Inc.         (21), Ex. 2.1
           and David Blyer, John Gomez and John Pappajohn, dated
           as of November 29, 1999.

  2.11     Asset Purchase Agreement by and between SPSS Inc. and DataStat, S.A.,           (24), Ex. 2.11
           dated as of December 23, 1999.

  2.12     Agreement and Plan of Merger dated as of November 6, 2000, among SPSS            (25), Ex. 2.1
           Inc., SPSS Acquisition Sub Corp., and ShowCase Corporation.

  2.13     Agreement and Plan of Merger dated as of October 28, 2001, among SPSS           (29), Ex. 99.1
           Inc., Red Sox Acquisition Corp. and NetGenesis Corp.

  2.14     Stock Purchase Agreement by and among SPSS Inc., LexiQuest, S.A. and the        (33), Ex. 2.14
           owners of all of the issued and outstanding shares of capital stock of
           LexiQuest, S.A., dated as of January 31, 2002.

  2.15     Stock Purchase Agreement dated as of November 4, 2003, by and among SPSS        (40), Ex. 2.15
           Inc., SPSS International B.V. and the owners of all of the issued and outstanding shares of Data Distilleries B.V. identified on Exhibit A thereto.

   3.1     Certificate of Incorporation of SPSS.                                             (5), Ex. 3.2

   3.2     By-Laws of SPSS.                                                                  (5), Ex. 3.4

   4.1     Rights Agreement, dated June 18, 1998, between SPSS Inc. and Computershare          (41), Ex.1
           Investor Services, LLC (f/k/a Harris Trust and Savings Bank).

   4.2     Amended and Restated Rights Agreement, dated as of August 31, 2004, by and        (43), Ex.4.2
           between SPSS Inc. and Computershare Investor Services, LLC, as Rights
           Agent.

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

 10.13     1995 Equity Incentive Plan.+                                                   (11), Ex. 10.14

 10.14     1995 Bonus Compensation.+                                                      (12), Ex. 10.15

 10.15     Amended and Restated 1995 Equity Incentive Plan.+                              (13), Ex. 10.17

 10.16     1996 Bonus Compensation.+                                                      (14), Ex. 10.18

 10.17     Software Distribution Agreement between the Company and Banta Global           (14), Ex. 10.19
           Turnkey.

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

 10.29     SPSS Nonqualified Employee Stock Purchase Plan.+                               (26), Ex. 10.47

 10.30     2000 Bonus Compensation.+                                                      (27), Ex. 10.30

 10.31     Stock Purchase Agreement by and between SPSS Inc. and Siebel Systems, Inc.     (28), Ex. 10.31

 10.32     1999 Employee Equity Incentive Plan.+                                            (30), Ex. 4.1

 10.33     Intentionally omitted.

 10.34     Intentionally omitted.

 10.35     Intentionally omitted.

 10.36     Intentionally omitted.

 10.37     Intentionally omitted.

 10.38     Intentionally omitted.

 10.39     Intentionally omitted.

 10.40     Intentionally omitted.

 10.41     Intentionally omitted.

 10.42     Intentionally omitted.

 10.43     Loan and Security Agreement, dated as of March 31, 2003, by and between        (37), Ex. 10.41
           SPSS Inc. and each SPSS subsidiary that may become
           additional borrowers, as Borrower, and Foothill
           Capital Corporation, as Lender.

 10.44     Amendment to Stock Purchase Agreement, dated as of October 1, 2003, by and     (38), Ex. 10.44
           between SPSS Inc. and America Online, Inc.

 10.45     Amended and Restated Strategic Online Research Services Agreement, dated       (38), Ex. 10.45
           as of October 1, 2003, by and between SPSS Inc. and America Online, Inc.

 10.46     Consulting Agreement, dated as of June 1, 2003, by and between SPSS Inc.       (39), Ex. 10.46
           and Norman H. Nie Consulting, L.L.C.

 10.47     SPSS Inc. Amended and Restated 2002 Equity Incentive Plan                      (44), Ex. 10.47

  14.1     SPSS Code of Business Conduct and Ethics.                                       (42), Ex. 14.1

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

  99.1     SPSS Inc. Charter of the Audit Committee of the Board of Directors.             (42), Ex. 99.1

  99.2     Supplement A to the SPSS Inc. Charter of the Audit Committee of the Board       (42), Ex. 99.2
           of Directors.

--------------------

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

(6) Previously filed with Amendment No. 1 to Form S-1 Registration Statement of SPSS Inc. filed on July 23, 1993. (File No. 33-64732)

(7) Previously filed with Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended September 30, 1993. (File No. 000-22194)

(8) Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on June 22, 1993. (File No. 33-64732)

(9) Previously filed with the Form S-1 Registration Statement of SPSS Inc. filed on December 5, 1994. (File No. 33-86858)

(10) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1994. (File No. 000-22194)

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

(37) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2002. (File No. 000-22194)

(38) Previously filed with the Report on Form 8-K of SPSS Inc., dated October 1, 2003, filed on October 15, 2003. (File No. 000-22194)

(39) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended September 30, 2003. (File No. 000-22194)

(40) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 15, 2003, filed on November 18, 2003. (File No. 000-22194)

(41) Previously filed with the Registration Statement on Form 8-A12G of SPSS Inc. filed on June 18, 1998 (File No. 000-22194)

(42) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2003 (File No. 000-22194)

(43) Previously filed with the Registration Statement on Form 8-A12G/A of SPSS Inc. filed on August 31, 2004 (File No. 000-22194)

(44) Previously filed with the Registration statement on Form S-8 of SPSS Inc. filed on October 29, 2004 (File No. 333-120066)

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPSS Inc.

Date: November 4, 2004              By: /s/ Jack Noonan
                                    -----------------------------------
                                    Jack Noonan
                                    President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: November 4, 2004              By: /s/ Raymond Panza
                                    -------------------------------
                                    Raymond Panza
                                    Executive Vice President, Corporate
                                    Operations and Chief Financial Officer

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