Form 10-K
period 2004-12-31
SPSS INC
filed 2005-03-16
CIK 869570

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $17.97 on June 30, 2004) was approximately $315.8 million.

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of March 1, 2005, was 17,783,279.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SPSS INC.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
Item 1.          Business....................................................    1
Item 2.          Properties..................................................   16
Item 3.          Legal Proceedings...........................................   16
Item 4.          Submission of Matters to a Vote of Security Holders.........   17

PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........   18
Item 6.          Selected Consolidated Financial Data........................   21
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   22
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   36
Item 8.          Financial Statements and Supplementary Data.................   37
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   73
Item 9A.         Controls and Procedures.....................................   73
Item 9B.         Other Information...........................................   74

PART III
Item 10.         Directors and Executive Officers of the Registrant..........   75
Item 11.         Executive Compensation......................................   78
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   91
Item 13.         Certain Relationships and Related Transactions..............   94
Item 14.         Principal Accountant Fees and Services......................   95

PART IV
Item 15.         Exhibits, Consolidated Financial Statement Schedule, and
                 Reports on Form 8-K.........................................   97

                                   SPSS INC.

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                     PART I

FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "ESTIMATES" OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO SPSS ON THE DATE HEREOF. SPSS CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. FOR FURTHER INFORMATION REGARDING THESE RISKS AND UNCERTAINTIES, PLEASE REFER TO PUBLICLY AVAILABLE DOCUMENTS THAT SPSS HAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. BECAUSE OF THESE RISKS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. DEVIATIONS BETWEEN ACTUAL FUTURE EVENTS AND THE COMPANY'S ESTIMATES AND ASSUMPTIONS COULD LEAD TO RESULTS THAT ARE MATERIALLY DIFFERENT FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS. SPSS DOES NOT INTEND TO UPDATE THESE FORWARD LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

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

     Many organizations focus on developing and retaining relationships with people, particularly in their roles as customers, employees, patients, students, or citizens. To accomplish these goals, organizations collect and analyze data related to people's characteristics, opinions, and behavior. Since its inception, SPSS has specialized in the analysis of such information about people, developing technology and services that incorporate decades of related "best practice" predictive analytic processes and techniques.

     SPSS provides two classes of software and service offerings to two distinct audiences. For researchers proficient in the use of analytic methods, the Company offers statistical and data mining software tools to examine and predict from a broad range of enterprise data. For business users acquainted with but not proficient in data analysis techniques, SPSS delivers easy to use applications that bring the power of predictive analytics to address particular business problems.

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

INDUSTRY BACKGROUND

     The predictive analytics market developed as a growing number of commercial, government and academic organizations discovered and experienced the benefits of using applied analytics. This market then emerged from the convergence of three different segments of the software industry: statistical tools, data mining, and business intelligence; and now also incorporates recent technology innovations enabling the real-time integration of analytic results into decision processes.

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

     Also during the 1990's, extensive demand developed for business intelligence products. Yet unlike the academic roots from which the statistics and data mining sectors grew, business intelligence stemmed from the widespread adoption of database technology by commercial firms. Facilities to extract, transform, and load (ETL) data were created, as were techniques for data warehousing that organized transaction data into forms more suitable for analysis. As organizations better understood the value inherent in the vast amounts of data at their disposal, new reporting approaches also emerged to measure results. These new techniques included software tools for on-line analytical processing (OLAP) that offered intuitive ways for business users to explore data. Business intelligence products effectively broadened the use of analytic decision-making in many organizations. This increased usage in turn led to a greater appreciation for the additional benefits provided by more sophisticated predictive analytic techniques in maintaining the pace of innovation, growth, and competitive differentiation.

     Predictive analytics is a set of procedures and related technologies that apply sophisticated analytic techniques to enterprise data. When combined with an organization's business knowledge, predictive analytics can lead to actions that demonstrably improve critical business processes, including those that directly affect how people act as customers, employees, patients, students, and citizens.

     The use of predictive analytics begins by exploring how an organization's business problems can be addressed by examining data pertaining to its various internal processes or describing characteristics, attitudes, and behavior of the people with whom it interacts. These numeric and text data sets, which originate from both internal systems and third-party providers, are cleaned, transformed, and evaluated using statistical, mathematical, and other algorithmic techniques. These techniques, often in conjunction with advanced visualization capabilities, generate models for classification, segmentation, forecasting, and propensity scoring as well as the detection of patterns and anomalies. The results of these models can be used to determine which actions drive optimal outcomes, and then delivered as recommendations to the people and front-line systems that can take effective action. Such actions include identifying new revenue opportunities, measurable cost savings, and repeatable process improvements.

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

     Combining predictive analytic models with organizational business knowledge provides insight into such critical issues as customer acquisition and retention, up-selling and cross-selling, fraud detection, and outcome improvement. By measuring uncertainty surrounding these issues, predictive analytics enables proactive risk management, refining key decision-making processes through controlled, iterative testing of potential actions and their likely intended -- and unintended -- consequences.

STRATEGY

     The following principles are at the foundation of the Company's strategy:

     - Drive greater awareness of the value of predictive analytics, especially among information technology (IT) professionals. Although many organizations have experienced the benefits of predictive analytics, the market for such technology and services is at an early developmental stage. Many organizations are still unaware of the considerable return on investment that can and has been achieved from implementations of predictive analytic technology. As a leading vendor in this emergent market, SPSS benefits from activities that heighten awareness of the value of predictive analytics, particularly when targeted to IT professionals, who at most organizations are responsible for evaluating and implementing new software technology. The Company will continue playing an instrumental role in these activities, as it believes that thought leadership is critical to sustaining market leadership.

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

     - Leverage the Company's expertise in analyzing information about people. SPSS software was first used in the examination of survey data and expanded over time to the analysis of other forms of information about people's characteristics, attitudes, and behavior. SPSS began as the "Statistical Package for the Social Sciences"; this legacy of providing technology and services to organizations examining people remains at the core of the Company's expertise and further differentiates SPSS from other players in the predictive analytics market. For example, SPSS is further developing capabilities that integrate data about people's attitudes with information about their behavior to build more powerful predictive models.

     - Focus on primary vertical industries. While SPSS software and services are marketed across a wide range of industries and organizations, the Company primarily targets the worldwide commercial industries for financial services, telecommunications, and market research, as well as the worldwide markets for government and education. This vertical orientation is most important in its delivery of predictive analytic applications that address particular business problems.

     - Accelerate growth through partnership and acquisition. Since 1994, approximately half of the Company's revenue growth has come through the acquisition of other software firms. These acquisitions have expanded the technology and expertise of SPSS into new areas of predictive analytics, most recently into the delivery of predictive analytic applications. The Company is also working to expand its partnership network to facilitate sales of its software and participate in related services engagements. In addition to independent software vendors with complementary offerings, this expanded network will include other systems integrators and vertically oriented consulting firms.

MARKETS

     SPSS targets the following markets defined by International Data Corporation (IDC) in its research reports entitled Worldwide Business Intelligence Forecast and Analysis, 2004-2008 and Worldwide Customer Relationship Management Analytic Applications Software Forecast and Analysis, 2004-2008:

     - The global market for statistical and technical analysis software, which was approximately $492 million in size in 2003 and in which SPSS held a market share of approximately 19%. IDC estimates that this market will increase by approximately 2.9% a year and reach approximately $568 million in size by 2008.

     - The global market for data mining tools, which was approximately $515 million in size in 2003 and in which SPSS held a market share of approximately 6%. IDC estimates that this market will increase by approximately 6.1% a year and reach approximately $692 million in size by 2008.

     - The global market for analytical customer relationship management (aCRM) applications, which was approximately $909 million in size in 2003 and in which SPSS held a market share of approximately 4%. IDC estimates that this market will increase by approximately 10.9% a year and reach approximately $1.5 billion in size by 2008.

     These target markets combined to total approximately $1.9 billion in revenues in 2003 with SPSS holding a share of approximately 8%. IDC estimates that these SPSS target markets will combine to total approximately $2.8 billion in revenues by 2008. To more effectively increase its overall market share, SPSS plans to leverage its strong position in the statistical and technical analysis software market to increase its presence in the related larger and higher-growth market sectors.

OFFERINGS

     SPSS provides its predictive analytic technology as tools for research analysts and applications for business users.

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

     PredictiveMarketing, PredictiveCallCenter, and PredictiveClaims which seamlessly integrate with operational software from other vendors to provide predictive capability to business users in their management of marketing campaigns, programs to improve call center effectiveness, or efforts to identify fraudulent activity. These offerings have pre-packaged but modifiable data mining models designed for specific tasks, such as customer acquisition or retention, and enable calculated predictive scores to be inserted into data warehouses. The Company's DataDistilleries application software is at the core of these Predictive-Series offerings, providing their real-time scoring and prediction capabilities.

     NetGenesis is an analytic application that describes visitor behavior on Web sites. By processing on-line information through its rule-based importer to create a customer behavioral data mart, NetGenesis identifies content that brings visitors the most value and measures site overall effectiveness. This application has also been integrated with Clementine to create the SPSS Predictive Web Analytics offering.

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

SALES AND MARKETING

     The Company has a long-established worldwide telesales organization that primarily sells SPSS tools to research analysts. Sales made by the telesales organization are typically driven by direct mail campaigns and customer references, completed within thirty days, and average about $2,500 per transaction. The database of existing SPSS customers provides an efficient source for selling add-on products, upgrades and training. The Company also has an e-commerce infrastructure through which it sells its lower-priced products and maintains a network of over forty distributors around the world to increase its penetration into smaller international markets.

     The SPSS field sales force sells its tools and applications to enterprise customers. This field sales force is organized by the Company's primary targeted vertical industries, including financial services, telecommunications, market research, government, and education. SPSS field sales personnel engage with line-of-business executives and information technology professionals to identify organizational problems that SPSS offerings can address. In many situations, SPSS professional services personnel are also involved to complete procurements and plan implementations. The field sales force has partner relationships with other leading companies to participate in mutually beneficial joint sales opportunities or provide additional application implementation capabilities. Transactions completed by SPSS field sales personnel typically take from nine to twelve months and range in value from $50,000 to $500,000 per transaction.

     SPSS maintains a worldwide infrastructure to support these sales organizations. In addition to its headquarters in Chicago, the Company has offices in the United States in the following metropolitan areas: New York City, Boston, Washington D.C., Cincinnati, Dallas, San Francisco and Rochester (MN). The SPSS international sales operation consists of fourteen offices in Europe and the Pacific Rim. Transactions are customarily made in local currencies.

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

     SPSS also has a corporate marketing group responsible for the broad visibility of the Company. This group works with the trade and financial press, industry analysts and financial analysts to establish the identity and presence of the Company as an industry leader. SPSS corporate marketing also supports other important areas of company visibility, including corporate Web properties, the development of expert reviews of SPSS tools and applications which appear in trade and market-specific publications, and participation in professional association meetings.

SERVICES

     To support its analytical applications, SPSS offers consulting and customization services to assist in new implementations or configure existing applications to vertical industry and customer requirements. SPSS consultants also help organizations to develop plans that align analytical efforts with organizational goals, assist with the collection and structuring of data for analysis, and facilitate the building of predictive analytic models.

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

     - Establishing directions concerning future platforms and deployment, including J2EE and .NET, data visualization, in-database modeling and scoring, and the adoption of emergent standards; and

     - Demonstrating industry leadership through active participation in standards organizations for predictive analytics, such as XML/A, PMML and CRISP DM.

     SPSS specialists in user interface design, software engineering, performance engineering, quality assurance, product documentation, and the development of analytic algorithms are responsible for maintaining and enhancing the quality, usability, and statistical accuracy of all SPSS software. The research and development organization is also responsible for authoring and updating all user documentation and other publications. In addition, SPSS maintains ongoing relationships with third-party software developers for the development of specialized software products and the acquisition of technology that can be embedded in SPSS software.

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

     In the past, SPSS has experienced delays in the introduction and enhancement of products and technologies primarily due to difficulties with particular operating environments and problems with technology provided by third parties. These delays have varied depending upon the size and scope of the project and the nature of the problems encountered. From time to time, SPSS discovers defects in its products, which are resolved through maintenance releases or periodic updates, depending on the seriousness of the defect.

     The SPSS research and development staff currently includes 278 professionals organized into groups for software design, algorithm development, software engineering, documentation, quality assurance, and product localization. SPSS also uses independent contractors in its research and development efforts. On occasion, SPSS uses these contractors to obtain technical knowledge and capability that it lacks internally. SPSS has also outsourced maintenance, conversion, and new programming for some products to enable its internal development staff to focus on products that are of greater strategic significance. Expenditures by SPSS for research and development, including capitalized software, were approximately $52.7 million in 2002, $53.8 million in 2003, and $57.0 million in 2004.

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

     Historically, the Company's success has been driven by highly usable interfaces, comprehensive analytical capabilities, efficient performance characteristics, local language versions, consistent quality, connectivity capabilities, worldwide distribution, and widely recognized brand names. SPSS considers its primary worldwide competitor in each of its targeted markets to be the larger and better-financed SAS Institute, although SPSS believes that approximately 75 percent of the revenue of SAS is derived from offerings in areas other than predictive analytics.

     In the market for statistical tools, the Company also competes with StatSoft Inc., Minitab, Inc., Insightful and Stata, although their annual revenues from statistical products are believed to be considerably less than the revenues of SPSS. SPSS also faces competition from providers of software for specific statistical applications.

     In the market for data mining tools, the Company also competes with offerings from Oracle, NCR, Fair Isaac, Angoss, and Quadstone.

     In the market for predictive analytic applications, SPSS also faces competition from well-financed companies such as Siebel Systems, PeopleSoft, Fair Isaac, and E.piphany.

     With the exception of SAS, none of the Company's competitors are believed to currently offer the range of predictive analytic capability provided by SPSS.

     SPSS holds a strong position in the market for analytic applications to the market research industry. SPSS believes no competitors in this market are larger and better financed. The annual revenues of competitors such as Pulse Train Technology, The Firm, Sawtooth Software, and Computers for Marketing Corporation are thought to be considerably less than the market research revenues of SPSS.

     In the future, SPSS may face competition from other new entrants into its markets. SPSS could also experience competition from companies in other sectors of the broader market for business intelligence software, such as providers of OLAP and analytical application software, as well as from companies in other sectors of the broader market for enterprise applications, which could add enhanced analytical functionality to their existing products. Some of these potential competitors have significant capital resources, marketing experience, and research and development capabilities. New competitive offerings by these companies or other companies could have a material adverse effect on SPSS.

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

     - PredictiveMarketing, PredictiveCallCenter, and PredictiveClaims are trademarks, pending registration, used in connection with the SPSS analytical applications for customer relationship management;

     - NetGenesis is a registered trademark used in connection with the SPSS Web analysis application;

     - AnswerTree is a registered trademark and is an add-on product to the SPSS product family;

     - Dimensions is an unregistered trademark used in connection with the Company's market research products on all platforms;

     - Quantime is an unregistered trademark used in connection with the Company's market research products on all platforms;

     - LexiQuest is a trademark used in connection with the Company's text mining tools; and,

     - ShowCase is an unregistered trademark used with products licensed by SPSS in its Business Intelligence family of products;

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

  BANTA GLOBAL TURNKEY SOFTWARE DISTRIBUTION AGREEMENT

     To assure speed and efficiency in the manufacturing, order fulfillment, and delivery of its products, SPSS entered into an agreement with Banta Global Turnkey in January 1997. Under this agreement, Banta performs all diskette and CD-ROM duplication, documentation printing, packaging, warehousing, fulfillment, and shipping of SPSS products worldwide. SPSS believes that, because of the capacity of these third-party distribution centers and their around-the-clock operation, SPSS can easily adapt to peak period demand, quickly manufacture new products for distribution, and effectively respond to anticipated sales volumes. The Banta agreement automatically renews thereafter on an annual basis unless either party terminates the agreement with 180 days written notice. If Banta terminates the agreement for convenience or for any reason other than for cause, then during the 180-day notice period Banta will assist SPSS in finding a new vendor. If either party materially breaches its obligations, the other party may terminate the Banta agreement for cause by written notice. This termination notice for cause must specifically identify the breach or breaches, upon which the termination is based and will be effective 180 days after the notice is received by the other party, unless the breach(es) is (are) corrected during the 180-day period.

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

  IBM

     Prior to its merger with SPSS in February 2001, ShowCase had a strategic relationship with IBM that enabled ShowCase customers to quickly leverage new capabilities developed for the IBM iSeries (AS/400) computer system. This relationship helped to make ShowCase products a standard business intelligence technology on iSeries systems. ShowCase entered into an expanded agreement with IBM in December 1998, which was amended in February 2000, under which certain products are marketed and sold as OEM products by IBM. ShowCase agreed to produce certain enhancements to the Essbase/400 software, and SPSS delivered several versions of these enhancements and continues to provide updates on an ongoing basis.

  HYPERION SOLUTIONS

     In 2004, SPSS renewed its strategic relationship with Hyperion Solutions. Under the terms of this new agreement, SPSS is granted the non-exclusive right to convert, maintain, support, and distribute the Essbase/400 software from Hyperion Solutions. Essbase/400 enables SPSS to reach a broader customer base, including users of multi-dimensional analyses, and offers the Company new partnering opportunities.

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

EMPLOYEES

     As of March 1, 2005, SPSS had 1,165 full-time employees, 646 domestically and 519 internationally. Of the 1,165 employees, there were 677 in sales, marketing and professional services, 278 in research and development, and 210 in general and administrative. SPSS believes it has generally good relationships with its employees. None of the Company's employees are members of labor unions. The Company also had 84 part-time employees as of March 1, 2005.

FINANCIAL INFORMATION ABOUT THE COMPANY'S FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The following table sets forth financial information about foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2003       2004
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Sales to unaffiliated customers:
  United States......................................  $106,020   $102,484   $101,665
  Europe & India.....................................    77,157     80,392     90,941
  Pacific Rim........................................    25,303     25,491     31,468
                                                       --------   --------   --------
     Total...........................................  $208,480   $208,367   $224,074
                                                       ========   ========   ========
Sales or transfers between geographic areas:
  United States......................................  $ 27,433   $ 27,781   $ 27,019
  Europe & India.....................................   (16,794)   (15,912)   (13,820)
  Pacific Rim........................................   (10,639)   (11,869)   (13,199)
                                                       --------   --------   --------
     Total...........................................  $     --   $     --   $     --
                                                       ========   ========   ========
Operating income (loss):
  United States......................................  $(19,751)  $   (951)  $ (9,953)
  Europe & India.....................................      (569)      (257)    12,632
  Pacific Rim........................................     3,252      1,336      3,897
                                                       --------   --------   --------
     Total...........................................  $(17,068)  $    128   $  6,576
                                                       ========   ========   ========
Identifiable assets:
  United States......................................  $162,634   $156,949   $153,128
  Europe & India.....................................    41,601     57,132     59,364
  Pacific Rim........................................     9,384     14,926     22,833
                                                       --------   --------   --------
     Total...........................................  $213,619   $229,007   $235,325
                                                       ========   ========   ========

     SPSS revenues from operations outside of United States accounted for approximately 49% in 2002, 51% in 2003 and 55% in 2004. Net revenues per geographic region are attributed to countries based upon point of sale. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company further localizes its offerings by translating them into additional languages. Various risks impact international operations. Those risks include greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burdens of complying with a wide variety of foreign laws and regulatory requirements. SPSS also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded intellectual property in some foreign jurisdictions. As SPSS expands its international operations, the risks described above could increase and could have a material adverse effect on SPSS. See Item 1 "Business -- Sales and Marketing," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, "Domestic and Foreign Operations," of the Notes to Consolidated Financial Statements.

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

     On October 22, 2001, SPSS entered into a strategic alliance with America Online, Inc. (AOL) through its Digital Marketing Services (DMS) subsidiary. In connection with this strategic alliance, SPSS and AOL entered into a stock purchase agreement and a strategic online research services agreement. Pursuant to these agreements, SPSS acquired certain operating assets and exclusive rights to distribute survey sample data drawn from AOL members and users of AOL's other interactive properties. The terms of the agreements between SPSS and AOL called for SPSS to pay AOL up to $42.0 million in consideration over four years and to assume primary responsibility for servicing the former group of AOL market research partners. The consideration was comprised of cash in the amount of $30.0 million and SPSS common stock with a fair market value of $12.0 million. Through DMS, AOL provides SPSS with on-line survey respondents who have been provided incentives to participate in on-line studies. In addition, SPSS received software and other assets essential to operating the business.

     Effective October 1, 2003, SPSS entered into an amended and restated stock purchase agreement and an amended and restated strategic online research services agreement with AOL. Under the amended research services agreement, SPSS retained the exclusive right to provide researchers with survey respondents drawn from Opinionplace.com visitors throughout AOL's interactive properties. The primary amendments reduced the remaining term of the original agreements from two years to one year and made the following adjustments to the consideration to be paid to AOL:

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

     Other provisions specify conditions for subsequent extensions of the research services agreement, enable stronger joint management oversight, strengthen SPSS marketing efforts, and improve the experience of survey participants. For information on the Company's accounting treatment for the original and amended AOL transactions, see "Restatement of Financial Statements" below and Note 7 and Note 21 of the Notes to Consolidated Financial Statements.

     On October 26, 2001, SPSS and Red Sox Acquisition Corp., each Delaware corporations, and NetGenesis Corp., a Delaware corporation, entered into an Agreement and Plan of Merger under which NetGenesis shareholders would receive
0.097 shares of SPSS common stock for each share of NetGenesis common stock upon the closing of the merger. This share exchange ratio for the merger was established through negotiations between SPSS and NetGenesis. The closing of the merger occurred on December 21, 2001 with SPSS issuing approximately 2,294,065 shares of common stock for substantially all the outstanding shares of NetGenesis. The merger was accounted for as a purchase. Prior to the merger with SPSS, NetGenesis was the leading provider of E-Metrics solutions for Global 2000 companies. SPSS and NetGenesis technologies and expertise combine on-line and off-line data analysis capabilities in one comprehensive offering from one organization. SPSS is furthering developing this technology as part of a platform for predictive analytic applications.

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

     Beginning in August 2002, the Company reorganized its field operations to achieve greater productivity and cost effectiveness. Three corporate divisions were merged and realigned into a telesales force focused on selling lower-priced software tools and field sales organizations selling higher-priced tools, applications, and components. In addition, the Company closed its offices in Miami, Florida, reduced its facilities in Chicago; London; Cambridge; Massachusetts; and Point Richmond, California, and terminated its investment in Illumitek Corporation. The Company recorded a restructuring charge of $4.7 million in the third quarter of 2002 and $1.18 million in the fourth quarter of 2002 for expenses related to this reorganization.

     On October 14, 2003, the Company entered into an Amended and Restated Stock Purchase Agreement and an Amended and Restated Strategic Online Research Services Agreement with AOL as described above.

     On November 4, 2003, SPSS, through SPSS International B.V., its wholly owned subsidiary, acquired Data Distilleries B.V., a Netherlands-based developer of analytic applications. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, dated as of November 4, 2003, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of the capital stock of Data Distilleries. The aggregate purchase price for all of the issued and outstanding capital stock of Data Distilleries consisted of guaranteed and contingent payments. The guaranteed portion of the purchase price was paid at closing and consisted of $1.0 million in cash and 281,830 shares of SPSS common stock valued at $5.31 million. The contingent portion of the purchase price is required to be paid, if at all, at the end of the first and second years following the closing. The Company's obligation to make the contingent payments depends on the achievement of certain growth targets for license and maintenance revenues from the Data Distilleries applications. SPSS was not required to make any contingent payments to the former owners of Data Distilleries during 2004 because these growth targets were not met in 2004. If these growth targets are met at the end of the second year following the closing, SPSS may be obligated to make a contingent payment in the amount of up to $1.99 million at current estimated exchange rates. Under the terms of the Stock Purchase Agreement, SPSS was obligated to file a Registration Statement on Form S-3 to register the potential resale of the 281,830 shares issued in this transaction. Because SPSS did not file its Annual Report on Form 10-K for fiscal year 2003 in a timely manner and therefore, SPSS was not eligible to use Form S-3, SPSS fulfilled its obligations under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder that number of shares of SPSS common stock received by such shareholder in connection with this transaction. During April 2004, SPSS notified the former shareholders of its inability to properly register these shares and through June 30, 2004 has repurchased all 281,830 shares at a cost of $5.4 million. During the second quarter of 2004, the Company recorded the $5.4 million cash payout of these shares as a reduction of common stock subject to repurchase, which was recorded as temporary shareholders' equity in the Company's consolidated balance sheet at December 31, 2003. SPSS subsequently withdrew the registration statement on Form S-3.

     On December 29, 2003, the Company received its first payment in a transaction with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"), pursuant to which Systat acquired from SPSS an exclusive worldwide license to distribute the Sigma-series line of products for a three-year period and purchased certain related assets. Pursuant to the agreement, Systat assumed all responsibilities for the marketing and sales of the products as well as their ongoing development and technical support. SPSS also transferred to Systat all rights and obligations with respect to customers and personnel and all fixed assets related to the Sigma-series products (the "Related Assets"). In exchange for the exclusive worldwide license and Related Assets, Systat was obligated to make cash payments to SPSS in the aggregate amount of $13.0 million. During 2004, SPSS received payments totaling $3.0 million in connection with this transaction. The agreement between SPSS and Systat also grants to Systat an option to purchase the licensed property. Systat may exercise this purchase option for $1.0 million within 180 days prior to the end of the three-year license period.

     Restatement of Financial Statements. On March 15, 2004, SPSS announced that in connection with its October 2003 amended agreement with America Online, Inc. (AOL), the Company changed the accounting for its original October 2001 transaction with AOL by expensing substantially all AOL payments as incurred. The original transaction considered substantially all AOL payments to be consideration in a purchase business combination. As a result, the Company restated its financial results for fiscal years 2001, 2002 and the first three quarters of 2003.

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

     The Audit Committee, with the assistance of its counsel and forensic accounting firm, completed its independent review of the Company's deferred revenue accounts, internal controls and related matters on or about June 1, 2004. On June 15, 2004, the Audit Committee received a report from its counsel and forensic accounting firm that they did not find any evidence of intentional misconduct, concealment or fraud relating to the errors made in the calculation of the deferred revenue accounts. Following the completion of the Audit Committee's investigation and report, KPMG requested that additional search terms be used to review the Company's email correspondence. Following KPMG's request, the Audit Committee directed its investigation team to conduct the additional email review. Following the Audit Committee's investigation team's completion of its review, the investigation team found (i) no reason to change its original conclusion that its investigation did not reveal any evidence of fraud, intentional misconduct or concealment in connection with the errors involving deferred revenue accounts and (ii) no evidence that SPSS intentionally withheld information from KPMG during the audit process.

     On July 29, 2004, SPSS filed its Annual Report on Form 10-K for fiscal year 2003, which included its restated audited financial statements for fiscal years 2001 and 2002, its restated unaudited interim financial statements for each of the quarterly periods in fiscal years 2001 and 2002, its restated unaudited interim financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, and its audited financial results for fiscal year 2003. The filing also included revised financial data for fiscal years 1999 and 2000 on an unaudited basis.

     On April 1, 2004, SPSS received a Nasdaq Staff Determination relating to the Company's failure to file its Annual Report on Form 10-K for fiscal year 2003 with the SEC on or before the March 30, 2004 filing deadline. On June 7, 2004, SPSS received an additional notice from the Nasdaq indicating its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 with the SEC on or before the May 10, 2004 filing deadline. These notices informed the Company that it had failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that its common stock was, therefore, subject to delisting from the Nasdaq National Market. SPSS received a series of extensions of time to file its periodic reports. On July 29, 2004, SPSS filed its Annual Report on Form 10-K for fiscal year 2003 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004. Following the filing of these periodic reports, the Nasdaq notified SPSS that its stock would continue to be listed on the Nasdaq National Market.

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing, training and product development and support facilities are located at 233 South Wacker Drive, the Sears Tower, Chicago, Illinois. In April 1997, SPSS entered into a 15-year sublease agreement to sublease approximately 100,000 square feet of office space in the Sears Tower in Chicago, Illinois. This space became the principal Chicago offices of SPSS in 1998. In April 2000, SPSS entered into a 6-year sublease for an additional 41,577 square feet of office space in the Sears Tower in Chicago, Illinois. The aggregate annual gross rental payments on these leases were approximately $3.3 million for the year 2004. SPSS believes that these office spaces are adequate to fulfill the Company's needs for the foreseeable future.

     In addition, SPSS leases office space in California, Virginia, New York, Ohio, Massachusetts, Florida, Texas, Wisconsin, and Minnesota in the United States, and internationally in Holland, the United Kingdom, Germany, Sweden, France, Singapore, Australia, Japan, Malaysia, Denmark, China, Belgium and Spain. The aggregate annual gross rental payments on these leases were approximately $11.1 million for the year 2004.

     SPSS plans to expand its facilities on an as-needed basis. The Company does not expect this expansion to materially affect its real estate holdings. Other than this expansion, SPSS believes its facilities are suitable and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     SPSS has been named as a defendant in a lawsuit filed on December 6, 2002 in the United States District Court for the Southern District of New York, under the caption Basu v. SPSS Inc., et al., Case No. 02CV9694. The complaint alleges that, in connection with the issuance and initial public offering of shares of common stock of NetGenesis Corp., the registration statement and prospectus filed with the Securities and Exchange Commission in connection with the IPO contained material misrepresentations and/or omissions. The alleged violations of the federal securities laws took place prior to the effective date of the merger in which the Company's acquisition subsidiary merged with and into NetGenesis Corp. NetGenesis Corp. is now a wholly owned subsidiary of SPSS. Other defendants to this action include the former officers and directors of NetGenesis Corp. and the investment banking firms that acted as underwriters in connection with the IPO. The plaintiff is seeking unspecified compensatory damages, prejudgment and post-judgment interest, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the Court. The Company is aggressively defending itself and plans to continue to aggressively defend itself against the claims set forth in the complaint. The Company and the named officers and directors filed an answer to the complaint on July 14, 2003. At this time, the Company believes the lawsuit will be settled with no material adverse effect on its results of operations, financial condition, or cash flows.

     SPSS has been named as a defendant in a lawsuit filed on or about May 14, 2004, and amended on September 30, 2004, in the United States District Court for the Northern District of Illinois, under the caption

Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan, Edward Hamburg and KPMG LLP, Case No. 04C3427. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint seeks to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On December 15, 2004, SPSS, Mr. Noonan and Dr. Hamburg filed a motion to dismiss the amended complaint. On January 28, 2005, the Lead Plaintiff filed a memorandum in opposition to the motion to dismiss the amended complaint filed by SPSS, Mr. Noonan and Dr. Hamburg. On February 18, 2005, SPSS, Mr. Noonan and Dr. Hamburg filed a reply memorandum in support of their motion to dismiss. SPSS, Mr. Noonan and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint.

     SPSS may also become party to various claims and legal actions arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2004 Annual Meeting of Stockholders was held on October 28, 2004. The following persons were nominated and elected to serve as directors of the Company for a term of three years or until their successors have been duly elected and qualified:

NOMINEE                                                          FOR       WITHHELD
-------                                                       ----------   ---------
Kenneth Holec...............................................  14,729,304   1,669,905
Merritt Lutz................................................  14,995,727   1,403,482

     In addition, Norman Nie, Jack Noonan, Michael Blair, Promod Haque, Charles
R. Whitchurch and William Binch remained as directors of SPSS after the meeting.

     The Company's stockholders also approved the amendment and restatement of the Company's 2002 Equity Incentive Plan (the "Plan"). This amendment and restatement modified the Plan to: (i) revise certain definitions to ensure that they are in compliance with the amended listing standards of the Nasdaq National Market; (ii) clarify the fact that the SPSS Board of Directors is not authorized to reprice any rights issued under the amended and restated Plan without the approval of a majority of the SPSS stockholders; (iii) authorize a total of 500,000 additional shares of common stock to be issued or transferred either upon the exercise of rights that qualify as nonqualified stock options or appreciation rights, or as restricted shares and released from substantial risks of forfeiture thereof; (iv) amend the terms pursuant to which appreciation rights may be granted; and (v) modify the manner in which the amended and restated Plan may be amended, to preclude the Board of Directors from making any material amendments to the amended and restated Plan without first obtaining approval of such material amendment from a majority of SPSS stockholders. This proposal received the following votes:

   FOR        AGAINST    ABSTAIN   NON-VOTES
----------   ---------   -------   ---------
10,426,540   3,889,837   566,471   1,516,361

     Finally, the SPSS stockholders ratified the selection of KPMG LLP to serve as the Company's independent auditor for fiscal year 2004 by the following votes:

   FOR       AGAINST   ABSTAIN   NON-VOTES
----------   -------   -------   ---------
15,665,263   730,930    3,016       n/a

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the over-the-counter market on the Nasdaq National Market under the symbol "SPSS."

     The following table shows, for the periods indicated, the high and low closing sale price of the Company's common stock:

                                                               HIGH     LOW
                                                              ------   -----
YEAR END DECEMBER 31, 2003
First Quarter...............................................  $14.59   $9.50
Second Quarter..............................................   16.94   10.53
Third Quarter...............................................   19.99   15.48
Fourth Quarter..............................................   21.20   16.94
YEAR END DECEMBER 31, 2004
First Quarter...............................................   22.59   18.40
Second Quarter..............................................   19.96   14.22
Third Quarter...............................................   18.24   12.28
Fourth Quarter..............................................   16.05   12.73
YEAR END DECEMBER 31, 2005
First Quarter (through March 1, 2005).......................   19.92   13.72

     As of March 1, 2005, there were 688 holders of record of the Company's common stock. This number includes all holders of record by the SPSS transfer agent, Computershare Investor Services, LLP, and does not include an estimate of the number of stockholders whose shares are held in the name of brokerage firms or other financial institutions.

     SPSS has never declared a cash dividend or paid any cash dividends on its capital stock. SPSS does not anticipate paying any cash dividends on SPSS common stock in the foreseeable future because SPSS expects to retain future earnings for use in the operation and expansion of its business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     SPSS has one equity based compensation plan, the SPSS Inc. Amended and Restated 2002 Equity Incentive Plan (the "Amended and Restated Plan"). The following table sets forth information as of December 31, 2004 concerning the Amended and Restated Plan, which initially was approved at the 2002 Annual Meeting of Stockholders, was subsequently amended at the 2003 Annual Meeting of Stockholders and was amended and restated at the 2004 Annual Meeting of Stockholders. SPSS does not have any equity compensation plans under which shares of its common stock are authorized for issuance that were not approved by stockholders.

                                                                                         NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                                                                     FUTURE ISSUANCE UNDER EQUITY
                              NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE PER          COMPENSATION PLANS
                               ISSUED UPON EXERCISE OF     SHARE EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                 OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,           REFLECTED IN THE
PLAN CATEGORY                    WARRANTS AND RIGHTS         WARRANTS AND RIGHTS            FIRST COLUMN)
-------------                 --------------------------   -----------------------   ----------------------------
Equity Compensation Plans
  Approved by Security
  Holders...................          2,142,921(1)                 $16.10                      269,431
Equity Compensation Plans
  Not Approved by Security
  Holders...................                 --                        --                           --
                                      ---------                    ------                      -------
Total.......................          2,142,921                    $16.10                      269,431
                                      =========                    ======                      =======

---------------

(1) As of December 31, 2004, all of the outstanding awards were stock options.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 22, 2001, SPSS entered into a Strategic Online Research Services Agreement with AOL (see Item 1, "Business -- Recent Developments and Business Combinations"). As part of the consideration to be paid by SPSS to AOL in exchange for the Company's acquisition of certain operating assets and exclusive rights to distribute survey sample data drawn from AOL members under the research services agreement, SPSS issued to AOL 173,724 shares of SPSS common stock in October 2001 (the "First Issuance") and 291,828 shares of SPSS common stock in October 2002 (the "Second Issuance"). Both the First Issuance and the Second Issuance were made pursuant to a Stock Purchase Agreement between SPSS and AOL, dated October 22, 2001. Both purchases and sales of shares of SPSS common stock were exempt from securities registration under Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933. As required by the original Stock Purchase Agreement, SPSS filed a registration statement on Form S-3 to register AOL's potential resale of 158,228 shares issued pursuant to the First Issuance (the "Registration Statement"). Under the terms of the original Stock Purchase Agreement, the number of shares of SPSS common stock included in the First Issuance was reduced from 173,724 to 158,228 to account for the then current market price of SPSS common stock at the time of the effectiveness of the Registration Statement. Following the amendments made to the strategic alliance between SPSS and AOL in October 2003, SPSS was no longer required to register AOL's resale of the SPSS common stock included in the Second Issuance, SPSS and AOL agreed that SPSS should withdraw the Registration Statement for the First Issuance, and SPSS was no longer obligated to make future payments to AOL in the form of SPSS common stock. SPSS remains obligated to assist AOL in selling the SPSS common stock pursuant to Rule 144.

     On November 4, 2003, SPSS, through SPSS International B.V., its wholly-owned subsidiary, issued 281,830 shares of SPSS common stock to the former shareholders of Data Distilleries B.V., a company organized under the laws of the Netherlands, pursuant to a Stock Purchase Agreement, dated as of November 4, 2003, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of Data Distilleries capital stock. In consideration of the 281,830 shares of its common stock, plus $1.0 million in cash, SPSS acquired all of the issued and outstanding shares of Data Distilleries capital stock. The purchase and sale of shares of SPSS common stock was exempt from securities registration under Section 4(2) of the Securities Act of 1933. Under the terms of the Stock Purchase Agreement, SPSS had an obligation to register the former Data Distilleries shareholders' potential resale of the shares of SPSS common stock issued to them in a Registration Statement on Form S-3. Because the SPSS Annual Report on Form 10-K for fiscal year 2003 was not timely filed and, therefore, SPSS was not eligible to use Form S-3, SPSS fulfilled its obligations under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder that number of shares of SPSS common stock received in connection with this transaction. During the second fiscal quarter of 2004, SPSS repurchased all of the shares previously issued in this transaction at a total cost of approximately $5.4 million. SPSS subsequently withdrew the registration statement on Form S-3.

10B5-1 STOCK TRADING PLANS

     As of December 31, 2004, Kenneth Holec, a member of the SPSS Board of Directors, maintained a 10b5-1 Stock Trading Plan that he entered into in September 2004. This trading plan was adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. In accordance with Rule 10b5-1, Mr. Holec entered into this plan prior to becoming aware of any material nonpublic information about SPSS. An authorized independent broker will execute periodic sales of a pre-determined number of shares of SPSS common stock on behalf of Mr. Holec solely in accordance with the terms of his trading plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 2004 are derived from and should be read in conjunction with the Consolidated Financial Statements of SPSS and the footnotes thereto which have been audited. The Consolidated Financial Statements as of December 31, 2003 and 2004, and for each of the years in the three-year period ended December 31, 2004, are included elsewhere in this Form 10-K. All data has been restated to include the financial position and results of operations of ShowCase as a result of the consummation of the pooling-of-interest business combination with SPSS in 2001.

                                                                 YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                     2000       2001       2002       2003       2004
                                                   --------   --------   --------   --------   --------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues:
  License(1).....................................  $ 99,311   $ 90,007   $ 93,063   $ 91,473   $ 95,819
  Maintenance(2).................................    60,006     59,352     81,481     83,557     97,735
  Services(3)....................................    26,880     24,696     33,936     33,337     30,520
                                                   --------   --------   --------   --------   --------
    Net revenues(4)..............................   186,197    174,055    208,480    208,367    224,074
Operating expenses:
  Cost of license and maintenance revenues.......    16,268     17,155     17,696     14,359     14,642
  Cost of license and maintenance
    revenues -- software write-offs..............        --      3,637      5,928      1,961         --
  Sales, marketing and services..................   115,074    114,402    130,303    123,454    129,987
  Research and development.......................    32,896     32,305     41,624     44,167     47,765
  General and administrative(5)..................    14,178     14,056     18,032     18,194     25,104
  Special general and administrative
    charges(6)...................................        --     14,739      9,037      6,104         --
  Merger-related(7)..............................        --      9,081      2,260         --         --
  Illumitek shut-down charges....................        --         --        518         --         --
  Acquired in-process technology(8)..............        --      2,288        150         --         --
                                                   --------   --------   --------   --------   --------
    Operating expenses...........................   178,416    207,663    225,548    208,239    217,498
                                                   --------   --------   --------   --------   --------
Operating income (loss)..........................     7,781    (33,608)   (17,068)       128      6,576
                                                   --------   --------   --------   --------   --------
Net interest and investment income (expense).....     1,096       (204)       (63)       (42)      (282)
Gain on divestiture of Sigma-series product
  line(9)........................................        --         --         --      8,577         82
Other income (expense)...........................     1,222     (1,121)       752      1,798      1,680
                                                   --------   --------   --------   --------   --------
Income (loss) before income taxes and minority
  interest.......................................    10,099    (34,933)   (16,379)    10,461      8,056
Provision for income taxes.......................     4,214     (8,177)       878      1,147      2,513
                                                   --------   --------   --------   --------   --------
Income (loss) before minority interest...........     5,885    (26,756)   (17,257)     9,314      5,543
Minority interest................................        --        360        497         --         --
                                                   --------   --------   --------   --------   --------
Net income (loss)................................  $  5,885   $(26,396)  $(16,760)  $  9,314   $  5,543
                                                   ========   ========   ========   ========   ========
Basic net income (loss) per share................  $   0.44   $  (1.90)  $  (0.99)  $   0.54   $   0.31
Diluted net income (loss) per share..............  $   0.41   $  (1.90)  $  (0.99)  $   0.53   $   0.31
Shares used in basic EPS calculation.............    13,373     13,927     16,887     17,351     17,671
Shares used in diluted EPS calculation...........    14,327     13,927     16,887     17,562     17,884
Balance Sheet Data:
  Working capital................................  $ 40,764   $ 22,307   $ (9,176)  $ 16,629   $ 13,846
  Total assets...................................   189,739    216,039    213,619    229,007    235,325
  Deferred revenue...............................    48,367     54,984     52,765     59,051     62,148
  Long term obligations, less current portion....     1,967      1,833      6,781      7,764      4,994
  Total stockholders' equity.....................    94,580    115,062    101,993    119,639    128,459

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

(9) During 2003, the Company entered into an agreement to license the distribution of its Sigma-series line of products and sell certain related assets. During 2004, SPSS recorded a favorable adjustment to reduce certain professional fee accruals associated with this transaction. This transaction was accounted for as a divestiture of a business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     REFERENCES TO "NOTES" WITHIN THIS ITEM 7 REFER TO THE FOOTNOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS IN ITEM 8.

RESTATEMENT OF FINANCIAL STATEMENTS

     During 2004, SPSS restated its audited financial statements for fiscal years 2001 and 2002, its unaudited interim financial statements for each of the quarterly periods in fiscal years 2001 and 2002 and its unaudited interim financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. SPSS also revised financial data for fiscal years 1999 and 2000 on an unaudited basis. These restated results, as well as the Company's audited financial results for fiscal year 2003, appear in the Company's Annual Report on Form 10-K for fiscal year 2003, filed with the SEC on July 29, 2004. For further information regarding this restatement, see Item 1, "Business -- Recent Developments and Business Combinations." This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects these restated numbers.

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

     SPSS has evolved through a combination of internal reorganization and acquisitions (see Item 1 "Business -- Recent Developments and Business Combinations" for a description of each of the Company's recent acquisitions). Approximately 65% of 2004 revenues came from sales to customers in corporate settings, with another 17% in academic institutions, 12% in government agencies and 6% from nonprofit and healthcare organizations.

     Beginning in the quarter ended December 31, 2000, results reflect the effects of deferring revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Technical Practice Aids regarding software revenue recognition. This application resulted in adjustments to certain revenue categories and a corresponding adjustment in deferred revenues. Also as a result of this application, SPSS reported a significant shift in the sources of its revenues as more license revenue was required to be deferred. Between 2000 and 2004, revenues from its license revenue decreased from 53% to 43% of total net revenues, maintenance revenues increased from 32% to 44% of total net revenues, and service revenue decreased from 15% to 13% of net revenues.

     The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included elsewhere in this document.

2004 FINANCIAL HIGHLIGHTS

     Some of our key 2004 financial highlights were as follows:

     - Revenues were the highest in the Company's history, totaling $224.1 million and were 8% higher than 2003.

     - License revenues were $95.8 million, 5% higher than 2003.

     - Operating income was $6.6 million and operating margins improved 300 basis points from 2003.

     - Net income of $5.5 million declined $3.8 million from 2003. 2003 results included an after tax gain of $5.2 million on divestiture of the Sigma-series product line (30 cents per share).

     - Diluted EPS was $0.31, or 22 cents below 2003.

     - Cash was $37.1 million at December 31, 2004, up $1.0 million from December 31, 2003.

     - Operating cash flow was $12.3 million in 2004.

RESULTS OF OPERATIONS

     The following table shows select statements of operations data as a percentage of net revenues for the years indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                     2000     2001     2002     2003     2004
                                                     -----    -----    -----    -----    -----
Net revenues:
  License..........................................   53.3%    51.7%    44.6%    43.9%    42.8%
  Maintenance......................................   32.2%    34.1%    39.1%    40.1%    43.6%
  Services.........................................   14.5%    14.2%    16.3%    16.0%    13.6%
                                                     -----    -----    -----    -----    -----
     Net revenues..................................  100.0%   100.0%   100.0%   100.0%   100.0%
Operating expenses:
  Cost of license and maintenance revenues.........    8.7%     9.9%     8.5%     6.9%     6.6%
  Cost of license and maintenance
     revenues -- software write-off................     --      2.1%     2.8%     0.9%      --
  Sales, marketing and services....................   61.8%    65.7%    62.5%    59.2%    58.0%
  Research and development.........................   17.7%    18.6%    20.0%    21.2%    21.3%
  General and administrative (including provision
     for doubtful accounts)........................    7.6%     8.1%     8.6%     8.7%    11.2%
  Special general and administrative charges.......     --      8.5%     4.3%     3.0%      --
  Merger-related...................................     --      5.2%     1.1%      --       --
  Illumitek shut-down charges......................     --       --      0.1%      --       --
  Acquired in-process technology...................     --      1.2%     0.1%      --       --
                                                     -----    -----    -----    -----    -----
     Operating expenses............................   95.8%   119.3%   108.2%    99.9%    97.1%
                                                     -----    -----    -----    -----    -----
Operating income (loss)............................    4.2%   (19.3)%   (8.2)%    0.1%     2.9%
Net interest and investment income (expense).......    0.6%    (0.1)%     --       --       --
Gain on divestiture of Sigma-series product line...     --       --       --      4.1%      --
Other income (expense).............................    0.6%    (0.7)%    0.3%     0.8%     0.7%
                                                     -----    -----    -----    -----    -----
Income (loss) before income taxes and minority
  interest.........................................    5.4%   (20.1)%   (7.9)%    5.0%     3.6%
Provision for income taxes.........................    2.2%    (4.7)%    0.4%     0.5%     1.1%
                                                     -----    -----    -----    -----    -----
Income (loss) before minority interest.............    3.2%   (15.4)%   (8.3)%    4.5%     2.5%
Minority interest..................................     --      0.2%     0.3%      --       --
                                                     -----    -----    -----    -----    -----
Net income (loss)..................................    3.2%   (15.2)%   (8.0)%    4.5%     2.5%
                                                     =====    =====    =====    =====    =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002, 2003, AND 2004

  NET REVENUES.

              PERIOD                        (IN THOUSANDS)              PERCENTAGE CHANGE      PERCENT OF TOTAL REVENUES
----------------------------------  ------------------------------   -----------------------   --------------------------
     YEAR ENDED DECEMBER 31,          2002       2003       2004     '02 VS '03   '03 VS '04    2002      2003      2004
----------------------------------  --------   --------   --------   ----------   ----------   ------    ------    ------
License...........................  $ 93,063   $ 91,473   $ 95,819       (2)%          5%         45%       44%       43%
Maintenance.......................    81,481     83,557     97,735        3%          17%         39%       40%       44%
Services..........................    33,936     33,337     30,520       (2)%         (8)%        16%       16%       13%
                                    --------   --------   --------                              ----      ----      ----
  Net Revenues....................  $208,480   $208,367   $224,074       --%           8%        100%      100%      100%
                                    ========   ========   ========                              ====      ====      ====

     The increase in net revenues from 2003 to 2004 was primarily due to increases in new sales of SPSS data mining and statistical tools, increases in maintenance revenues of $14.2 million, and $9.6 million due to changes in currency rates. These increases were partially offset by the divestiture of the Company's Sigma-series products in December 2003 and a $2.8 million decrease in revenues from consulting services from 2003 to 2004.

     The increase in license fees from 2003 to 2004 was primarily driven by higher sales of SPSS data mining and desktop statistical analysis tools, sales of predictive analytic applications from the Company's Data Distilleries acquisition and $4.1 million due to changes in currency rates. These increases were offset by the effects of the divestiture of the Company's Sigma-series products in December 2003 which represented $4.6 million of license revenue for 2003.

     Maintenance revenues increased $14.2 million in 2004 primarily due to higher renewal rates for the Company's major offerings and $4.0 million due to changes in currency exchange rates. Additionally, maintenance revenues from Data Distilleries applications were $1.8 million in 2004.

     Service revenues decreased $2.8 million from 2003 to 2004 primarily due to fewer ShowCase-related consulting projects. This decrease was partially offset by consulting revenues related to implementations of Data Distilleries applications and $1.5 million due to changes in currency exchange rates. For the 2004 fiscal year, service revenues decreased by 8% from 2003 and decreased to 13% of net revenues.

     The decrease in revenues from 2002 to 2003 was primarily due to lower revenues from new licenses for SPSS market research applications and ShowCase business intelligence tools, primarily due to a decrease in seven-figure transactions compared to 2002. These decreases were partially offset by growth in maintenance revenue of 3%, reflecting steady renewal rates for the Company's major offerings, and changes in currency exchange rates. Also contributing were higher new sales of SPSS data mining and desktop statistical analysis tools as well as new sales of predictive analytic applications from the Data Distilleries acquisition. For the 2003 fiscal year, service revenues decreased by 2% from 2002 and were constant at 16% of net revenues.

  COST OF LICENSE AND MAINTENANCE REVENUES.

              PERIOD                       (IN THOUSANDS)             PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
----------------------------------   ---------------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,               2002      2003      2004     '02 VS '03   '03 VS '04    2002      2003      2004
----------------------------------   -------   -------   -------   ----------   ----------   -------   -------   -------
Cost of License and Maintenance
  Revenues........................   $17,696   $14,359   $14,642      (19)%         2%           9%        7%        7%

     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and license fees paid to third parties. The increase from 2003 to 2004 was primarily due to higher costs associated with the increase in license revenues and higher amortization of capitalized acquired technology assets in connection with the release of new products and the acquisition of Data Distilleries. The decrease from 2002 to 2003 was primarily due to lower Hyperion Solutions license fees and amortization of acquired technology assets. As a percentage of net revenues, cost of license and maintenance revenues were 9% in 2002, 7% in 2003, and 7% in 2004.

  COST OF LICENSE AND MAINTENANCE REVENUES -- SOFTWARE WRITE-OFFS.

                PERIOD                        (IN THOUSANDS)          PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
---------------------------------------   ----------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,                    2002     2003    2004   '02 VS '03   '03 VS '04    2002      2003      2004
---------------------------------------   ------   ------   ----   ----------   ----------   -------   -------   -------
Cost of License and Maintenance
  Revenues -- Software Write-offs......   $5,928   $1,961   $--       (67)%        (100)%        3%        1%      --%

     In 2004, the Company did not incur any write-offs of capitalized software. In 2003, these write-offs included $1,961,000 for obsolete and redundant technology resulting from the Data Distilleries acquisition. In 2002, these write-offs included $4,328,000 for the write-down of the Illumitek technology as part of the related shutdown of the entity (see Note 8) and a $1,600,000 write-off of technology acquired in the AOL transaction due to its replacement with SPSS technology. As a percentage of net revenues, cost of license and maintenance revenues -- software write-offs was 3% in 2002, 1% in 2003 and 0% in 2004.

  SALES, MARKETING AND SERVICES.

            PERIOD                        (IN THOUSANDS)              PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
-------------------------------   ------------------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,             2002       2003       2004     '02 VS '03   '03 VS '04    2002      2003      2004
-------------------------------   --------   --------   --------   ----------   ----------   -------   -------   -------
Sales, Marketing and
  Services.....................   $130,303   $123,454   $129,987       (5)%         5%          63%       59%      58%

     The increase from 2003 to 2004 was primarily due compensation increases, severance costs of $1.3 million associated with personnel changes in the Company's sales and professional services organization, staff additions and changes, the addition of employees from the Data Distilleries acquisition, and changes in currency rates. Such increases were partially offset by lower AOL service costs which were $4.7 million lower in 2004 compared with 2003. The decrease from 2002 to 2003 was primarily due to the reduction in the number of sales and professional services personnel as a result of the field reorganization implemented in August 2002 and lower AOL service costs as a result of the amended agreement with AOL effective October 2003. These decreases were partially offset by increases from changes in currency exchange rates and staff additions related to the Data Distilleries acquisition. As a percentage of net revenues, sales, marketing and services expenses were 63% in 2002, 59% in 2003, and 58% in 2004.

  RESEARCH AND DEVELOPMENT.

              PERIOD                       (IN THOUSANDS)             PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
----------------------------------   ---------------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,               2002      2003      2004     '02 VS '03   '03 VS '04    2002      2003      2004
----------------------------------   -------   -------   -------   ----------   ----------   -------   -------   -------
Research and Development..........   $41,624   $44,167   $47,765       6%           8%          20%       21%      21%

     The increase from 2003 to 2004 was primarily due annual compensation increases, addition of employees with the Data Distilleries acquisition and $0.6 million from the effects of fluctuations in currency exchange rates. The increase from 2002 to 2003 was primarily due to annual compensation increases, the addition of employees with the Data Distilleries acquisition and the effects of currency exchange rates. As a percentage of net revenues, research and development expenses were 20% in 2002, 21% in 2003 and 21% in 2004.

  GENERAL AND ADMINISTRATIVE.

              PERIOD                       (IN THOUSANDS)             PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
----------------------------------   ---------------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,               2002      2003      2004     '02 VS '03   '03 VS '04    2002      2003      2004
----------------------------------   -------   -------   -------   ----------   ----------   -------   -------   -------
General and Administrative........   $17,163   $17,773   $24,813       4%           40%          8%        9%      11%

     The increase from 2003 to 2004 was primarily due to the addition of accounting professionals, costs associated with complying with the Sarbanes-Oxley Act of 2002, $2.7 million in accounting and legal costs due to the restatement, higher insurance, and $0.4 million from the effects of fluctuations in currency exchange rates. The increase from 2002 to 2003 was primarily due to the addition of accounting professionals, additional costs as a result of the Data Distilleries acquisition, higher insurance and payroll related expenses, and the effects of currency exchange rates. Expenses in this category as a percentage of net revenues increased from 8% in 2002 to 9% in 2003 and 11% in 2004.

  PROVISION FOR DOUBTFUL ACCOUNTS.

                 PERIOD                       (IN THOUSANDS)        PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
-----------------------------------------   ------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,                     2002   2003   2004   '02 VS '03   '03 VS '04    2002      2003      2004
-----------------------------------------   ----   ----   ----   ----------   ----------   -------   -------   -------
Provision for Doubtful Accounts..........   $869   $421   $291      (52)%        (31)%        --%       --%      --%

     The decreases in 2003 and 2004 from the previous years represent the improvements in receivable collection due to increased customer follow up.

  SPECIAL GENERAL AND ADMINISTRATIVE CHARGES.

                PERIOD                        (IN THOUSANDS)          PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
---------------------------------------   ----------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,                    2002     2003    2004   '02 VS '03   '03 VS '04    2002      2003      2004
---------------------------------------   ------   ------   ----   ----------   ----------   -------   -------   -------
Special General and Administrative
  Charges..............................   $9,037   $6,104   $--       (32)%        (100)%        4%        3%      --%

     During 2002 and 2003, SPSS incurred certain unusual expenses including asset write-offs, restructuring charges, and costs that did not meet the Company's definition of "merger-related" expenses as described below. Such costs have been separately reported as "Special general and administrative charges." Special general and administrative charges were $9,037,000 in 2002 and $6,104,000 in 2003, or 4% and 3% of net revenues in 2002 and 2003, respectively. Special general and administrative charges in 2003 included a write-off of $4,447,000 due to the termination of the Company's Siebel CRM software implementation (See Note 3) and $1,657,000 of severance, bonus and travel costs primarily related to the Data Distilleries acquisition. Special general and administrative charges in 2002 included costs related to the restructuring of the Company's field operations implemented in August 2002 and costs related to the NetGenesis, LexiQuest and netExs transactions, such as severance and retention payments of $4,030,000, lease cancellation payments of $615,000, professional service fees of $2,300,000, and other costs.

  MERGER-RELATED.

                  PERIOD                        (IN THOUSANDS)         PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
------------------------------------------   --------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,                       2002    2003   2004   '02 VS '03   '03 VS '04    2002      2003      2004
------------------------------------------   ------   ----   ----   ----------   ----------   -------   -------   -------
Merger-related............................   $2,260   $--    $--       (100)%        --%          1%       --%      --%

     SPSS incurred certain merger-related expenses subsequent to the consummation of the acquisitions that were charged to current period expenses. Certain other costs incurred prior to the consummation of the transactions were capitalized as part of the purchases. These merger-related expenses relate to the Company's acquisitions made during 2002 (see Note 7). SPSS incurred merger-related costs of $2,260,000 in 2002. Expenses in 2002 included professional fees of approximately $600,000, severance of $1,460,000 and other costs of $200,000.

  ILLUMITEK SHUT-DOWN CHARGES.

                  PERIOD                        (IN THOUSANDS)        PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
-------------------------------------------   ------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,                       2002   2003   2004   '02 VS '03   '03 VS '04    2002      2003      2004
-------------------------------------------   ----   ----   ----   ----------   ----------   -------   -------   -------
Illumitek Shut-down Charges................   $518   $--    $--       (100)%        --%         --%       --%      --%

     In 2002, SPSS incurred shut-down costs of $518,000 related to the termination of its investment in Illumitek.

  ACQUIRED IN-PROCESS TECHNOLOGY.

                  PERIOD                        (IN THOUSANDS)        PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
-------------------------------------------   ------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,                       2002   2003   2004   '02 VS '03   '03 VS '04    2002      2003      2004
-------------------------------------------   ----   ----   ----   ----------   ----------   -------   -------   -------
Acquired In-Process Technology.............   $150   $--    $--       (100)%        --%         --%       --%      --%

     Acquired in-process technology costs were $150,000 in 2002 related to the LexiQuest transaction. These costs, along with capitalized acquired technology, were determined from independent third party valuations.

     On February 6, 2002, SPSS acquired all of the issued and outstanding shares of capital stock of LexiQuest, S.A., a corporation organized under the laws of France. Approximately $150,000 of the purchase price was attributable to acquired in-process technology that had not reached technological feasibility and was believed to have no alternative future use.

     NET INTEREST AND INVESTMENT EXPENSE.

                  PERIOD                        (IN THOUSANDS)        PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
-------------------------------------------   ------------------   -----------------------   ---------------------------
YEAR ENDED DECEMBER 31,                       2002   2003   2004   '02 VS '03   '03 VS '04    2002      2003      2004
-------------------------------------------   ----   ----   ----   ----------   ----------   -------   -------   -------
Net Interest and Investment Expense........   $63    $42    $282      (33)%        571%         --%       --%      --%

     The increase from 2003 to 2004 was caused by net interest income in the nine months ended September 30, 2003 which was earned on line-of-credit deposits that did not repeat in 2004. The change in net interest and investment expense from 2002 to 2003 was primarily due to the decrease in net debt levels.

  GAIN ON DIVESTITURE OF SIGMA-SERIES PRODUCT LINE.

                  PERIOD                        (IN THOUSANDS)         PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
-------------------------------------------  --------------------   -----------------------   ---------------------------
          YEAR ENDED DECEMBER 31,            2002    2003    2004   '02 VS '03   '03 VS '04    2002      2003      2004
-------------------------------------------  ----   ------   ----   ----------   ----------   -------   -------   -------
Gain on Divestiture of Sigma-series Product
  Line.....................................   $--   $8,577   $82       100%         (99)%       --%         4%      --%

     In December 2003, SPSS entered into a distribution license and sale of assets agreement related to its Sigma-series product line with Systat Software, a subsidiary of Cranes Software International Ltd. This transaction was completed in December 2003. Under the terms of the agreement, Systat was required to make payments to SPSS in the aggregate amount of $13,000,000, including $9,000,000 remitted in December 2003. Systat Software also has the option to purchase all related intellectual property, including brand names and trademarks, after three years for an additional $1,000,000 (See Note 7). The gain represents the excess of the purchase price over the book value of the assets sold and expenses directly related to the sale. The 2004 amount represents the reversal of accruals taken for expected costs related to the sale.

  OTHER INCOME.

                PERIOD                       (IN THOUSANDS)          PERCENTAGE CHANGE       PERCENT OF TOTAL REVENUES
---------------------------------------  ----------------------   -----------------------   ---------------------------
        YEAR ENDED DECEMBER 31,          2002    2003     2004    '02 VS '03   '03 VS '04    2002      2003      2004
---------------------------------------  ----   ------   ------   ----------   ----------   -------   -------   -------
Other Income...........................  $752   $1,798   $1,680      139%          (7)%       --%        1%        1%

     Other income in 2004 was primarily due to gains on foreign currency transactions due to the continue weakening of the dollar against other major currencies as well as a $1.0 million European research and development incentive credit received from the French Government in the second quarter of 2004 relating to expenditures accumulated through 1999. Other income in 2002 and 2003 was due to gains from foreign currency transactions of $752,000 and $1,770,000, respectively, reflecting the weakening of the dollar against other major currencies.

  PROVISION FOR INCOME TAXES.

                                                                                             PERCENT OF PRE-TAX
                 PERIOD                       (IN THOUSANDS)          PERCENTAGE CHANGE        INCOME (LOSS)
----------------------------------------  ----------------------   -----------------------   ------------------
        YEAR ENDED DECEMBER 31,           2002    2003     2004    '02 VS '03   '03 VS '04   2002   2003   2004
----------------------------------------  ----   ------   ------   ----------   ----------   ----   ----   ----
Provision for Income Taxes..............  $878   $1,147   $2,513       31%        119%         5%    11%    31%

     The provision for income taxes was $878,000 in 2002, $1,147,000 in 2003 and $2,513,000 in 2004. During 2004, the provision for income taxes represented a tax rate of approximately 31%. During 2003, the provision for income taxes represented a tax rate of approximately 11%. The Company's tax rate in 2003 was lower than the statutory rate primarily as a result of the use of foreign tax credits, which were previously reduced by a valuation allowance because their use was uncertain. The tax provision in 2002 was impacted by obligations associated with dividend income caused by certain cash transfers from its international subsidiaries during the fourth quarter of 2002 and by the write off of net operating loss carry forwards and by a nondeductible capital loss arising from the Illumitek investment. Generally, the Company expects its effective tax rate to be approximately 33-35%.

LIQUIDITY AND CAPITAL RESOURCES

     SPSS used $642,000 in cash from operations in 2002, generated cash of $22,209,000 in operations in 2003, and generated cash of $12,334,000 from operations in 2004. The decrease in cash from operations from 2003 to 2004 was mainly due to higher tax payments and investments in working capital partially offset by higher operating income. The improvement in cash provided from operations from 2002 to 2003 principally resulted from higher income in 2002. Cash flow from receivables was positive during each of the three years ended 2002, 2003 and 2004 due to continued improvements in accounts receivable collections. Average days sales outstanding were 78 for the year ended December 31, 2003, compared to 67 for the year ended December 31, 2004.

     Investing activities resulted in cash used of $17,138,000 in 2002, $4,183,000 in 2003 and $14,286,000 in 2004. During 2004, SPSS received scheduled payments totaling $3.0 million on the sale of its Sigma-series product line consummated in December 2003, repurchased common stock related to its acquisition of Data Distilleries of $5,421,000, and received $2,633,000 of proceeds from disposal of a property in the United Kingdom. Additionally in 2004, the Company incurred capital expenditures and software development costs of $5,477,000 and $9,208,000, respectively. Management believes that SPSS has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term. During 2003, cash was primarily used for the $1,000,000 cash portion of the consideration paid in connection with the Data Distilleries acquisition, capital expenditures of $2,573,000, and $9,610,000 for capitalized software development costs. Partially offsetting these investing outflows in 2003 were cash proceeds of $9,000,000 from the divestiture of the Sigma-series product line. In 2002, cash was primarily used for capital expenditures of $12,859,000 and capitalized software development costs of $11,069,000. SPSS also paid $2,500,000 to acquire LexiQuest and $1,000,000 to acquire netExs. Partially offsetting these investing outflows in 2002 were proceeds of $9,792,000 from the maturities and sales of marketable securities.

     Cash provided by financing activities in 2002, 2003 and 2004 was $8,520,000, $2,158,000 and $1,575,000, respectively. In 2004, net repayments under line-of-credit agreements totaled $2,570,000 and proceeds from the issuance of common stock were $4,145,000, primarily through the exercise of stock options and employee purchases through the employee stock purchase plan. In 2003, net repayments under line-of-credit agreements totaled $49,000 and proceeds from the issuance of common stock were $2,207,000, primarily through the exercise of stock options and employee purchases through the employee stock purchase plan. In 2002, net borrowings under line-of-credit agreements totaled $7,325,000 and proceeds from the issuance of common stock were $1,195,000, primarily through the exercise of stock options and employee purchases through the employee stock purchase plan.

     On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10,000,000, two revolving lines of credit and a letters of credit facility not to exceed $3,000,000. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3,500,000 provided that no event of default exists. As of December 31, 2004, the Company has availability of $6,000,000 under the revolving lines of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down evenly the term loan of $10,000,000 over the four (4) year period (i.e., $2,500,000 per year over four years). At December 31, 2004, SPSS had $5,881,000 outstanding under its line of credit with Wells Fargo Foothill, including $2,500,000 classified as current notes payable and the face amount of letters of credit issued and outstanding under the existing credit facility totaled approximately $893,000.

     The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. Due to the restatement of the Company's Consolidated Financial Statements, during 2004, the Company was not in compliance with certain covenants related to timely delivery of financial statements. In addition, the restatement may have rendered some representations and warranties inaccurate and may have caused the Company to fail to satisfy certain covenants. Moreover, the Company was not in compliance with its EBITDA covenant as of December 31, 2004. SPSS has obtained all appropriate waivers from Wells Fargo Foothill. See Note 11 of the "Notes to Consolidated Financial Statements" for additional information on the Wells Fargo Foothill financing arrangement.

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

     In connection with the Company's acquisition of Data Distilleries, the Company was obligated to make a guaranteed cash payment of $1.0 million, and to issue SPSS common stock to the former owners of Data Distilleries which SPSS later repurchased at a total cost of approximately $5.4 million. In addition, SPSS may be obligated to make future contingent purchase price payments in the amount of up to $2.0 million at current estimated exchange rates (See Note 7).

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

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of the Company's contractual obligations to make cash payments in future years measured as of December 31, 2004 (in thousands):

                                                LESS THAN                           MORE THAN
                                       TOTAL     1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
                                      -------   ---------   ---------   ---------   ---------
Notes payable (See Note 11).........  $ 5,881    $ 2,500     $ 3,381     $    --     $   --
Capital lease obligations...........       --         --          --          --         --
Operating lease obligations (See
  Note 9)...........................   45,633     11,271      14,535      10,091      9,736
Purchase obligations and other
  commitments.......................       --         --          --          --         --
Other long-term liabilities.........       --         --          --          --         --
                                      -------    -------     -------     -------     ------
  TOTAL.............................  $51,514    $13,771     $17,916     $10,091     $9,736
                                      =======    =======     =======     =======     ======

INTERNATIONAL OPERATIONS

     Revenues from international operations increased from 49% to 51% of total net revenues between 2002 and 2003, and were approximately 55% of total net revenues in 2004. The increase in the international contribution in 2004 principally resulted from an overall increase in international revenue of 17% in 2004 compared with 2003 while declining 1% in domestic operations in 2004 compared with 2003. The increases in international operations included increases in all significant markets including the Netherlands, United Kingdom, Japan, Germany and France principally reflecting volume increases, foreign currency of $9.6 million and contributions from the recent DataDistilleries acquisition. The modest decline in the domestic operations resulted from the effects of the divestiture of the Company's Sigma-series products in December 2003 and fewer ShowCase related consulting projects partially offset by higher license sales of SPSS data mining and desktop statistical analysis tools.

     As international revenues increase, SPSS may experience additional foreign currency exchange risk. To mitigate these effects, SPSS from time-to-time hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies) through the use of foreign currency options. SPSS does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income. Accordingly, the Company's reported revenues and net income have been, and in the future may be affected by, the changes in foreign exchange rates. On December 31, 2004, SPSS did not have any option contracts outstanding.

     During 2004, SPSS generated operating income, on a consolidated basis of $6,576,000. Operating income of $16,529,000 was generated outside of the United States. Of the non-U.S. income, an operating loss of $2,809,000 was generated in EURO nations and an operating gain of $10,823,000 was generated in GBP nations. The average exchange rate for the currencies of EURO and GBP nations increased in value to the dollar from 2002 to 2003 by 19.6% and 10.4%, and from 2003 to 2004 by 10.4% and 10.9%, respectively. These increases in average exchange rates positively affected the Company's operating income on a year-to-year rate comparison by approximately $278,000 for EURO nations and $1,288,000 for GBP nations.

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

        - When a reseller has a right to return product stock for updated product stock (stock swap), SPSS will account this as a right of return in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, and establish a reserve for the estimated amount of the returns.

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

  THE FEE IS FIXED OR DETERMINABLE

     SPSS makes judgments at the beginning of an arrangement regarding whether or not the fees are fixed or determinable. The Company's customary payment terms are generally within 30 days after invoice date. Arrangements with payment terms extending beyond one year after invoice date are not considered fixed or determinable, in which case revenue is recognized as the fees become due and payable.

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

  PRODUCT RETURNS

     SPSS estimates potential future product returns based on the analysis of historical return rates and reduces current period revenue accordingly. Actual returns may vary from estimates if a change from historical sales and returns patterns occur or if there are unanticipated changes in competitive or economic conditions that affect actual returns.

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

CAPITALIZATION OF CERTAIN SOFTWARE DEVELOPMENT COSTS

     Software development costs incurred by SPSS in connection with the Company's long-term development projects are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SPSS has not capitalized software development costs relating to development projects where the net realizable value is of short duration, as the effect would be immaterial. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value.

     SPSS applies SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During 2002, 2003 and 2004, SPSS capitalized $5,541,000, $1,109,000 and $792,000, respectively, and amortized $461,000, $607,000 and $1,414,000, respectively, of internal-use computer software.

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

INCOME TAXES

     SPSS recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. SPSS has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has not provided a valuation allowance on the amount of deferred tax assets that it estimates will be utilized as a result of the execution of these strategies. If the future taxable income is less than the amount that has been assumed in assessing the recoverability of the deferred tax assets, then an increase in the valuation allowance will be required, with a corresponding increase to income tax expense. Likewise, should SPSS ascertain in the future that it is more likely than not that deferred tax assets will be realized in excess of the net deferred tax assets, all or a portion of the $11,277,000 valuation allowance as of December 31, 2004 would be reversed as a benefit to the provision for income taxes in the period such determination was made.

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

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

     In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled Earnings per Share -- an Amendment to FAS 128. The final standard will be effective in 2005 and will require retroactive application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. The Company is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

     In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS No. 109-1 clarifies SFAS No. 109's guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement will have an insignificant impact on our effective tax rate in 2005.

     In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. The Company has completed an assessment of earnings of foreign subsidiaries that might be repatriated. At this time, the Company does not expect to repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax deduction. The Company has started an evaluation of the effects of the repatriation provision. The Company expects to complete our evaluation on the effects of the repatriation provision within the first three fiscal quarters of 2005.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     SPSS has been named as a defendant in a lawsuit filed on or about May 14, 2004, and amended on September 30, 2004, in the United States District Court for the Northern District of Illinois, under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan, Edward Hamburg and KPMG LLP, Case No. 04C3427. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint seeks to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On December 15, 2004, SPSS, Mr. Noonan and Dr. Hamburg filed a motion to dismiss the amended complaint. On January 28, 2005, the Lead Plaintiff filed a memorandum in opposition to the motion to dismiss the amended complaint filed by SPSS, Mr. Noonan and Dr. Hamburg. On February 18, 2005, SPSS, Mr. Noonan and Dr. Hamburg filed a reply memorandum in support of their motion to dismiss. SPSS, Mr. Noonan and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at either the prime rate or the Eurodollar rate. As of December 31, 2004, the Company had $5,881,000 outstanding under this borrowing arrangement. A 100 basis point increase in interest rates would result in an additional $59,000 of annual interest expense, assuming the same level of borrowing.

     The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage its exposure to fluctuations to currency exchange rates, the Company may enter into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the dollar by 10 percent from levels at December 31, 2004, the reported cash balance would decrease $3.1 million, or 8.3 percent. The effect on revenues would also be expected to have a material adverse effect on the Company's financial results. On December 31, 2004, the Company did not have any option contracts outstanding.

     Historically, the Company's derivative instruments did not qualify for hedge accounting treatment under FAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments were recognized in income in each financial reporting period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SPSS INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....   38
Consolidated Balance Sheets as of December 31, 2003 and
  2004......................................................   39
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2003 and 2004..........................   40
Consolidated Statements of Comprehensive Income (Loss) for
  the years ended December 31, 2002, 2003 and 2004..........   41
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2003 and 2004..............   42
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2003 and 2004..........................   43
Notes to Consolidated Financial Statements..................   44
Consolidated Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts...............   72

     Schedules not filed:

All schedules other than Schedule II have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of SPSS Inc.:

     We have audited the accompanying consolidated balance sheets of SPSS Inc. and subsidiaries (SPSS or the Company) as of December 31, 2003 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

/s/ KPMG LLP

Chicago, Illinois
March 16, 2005

                           SPSS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2004
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 36,101       $ 37,107
  Accounts receivable, net of allowances $3,635 in 2003 and
     $2,465 in 2004.........................................      49,317         50,007
  Inventories, net..........................................       1,444            789
  Deferred income taxes.....................................      14,023         15,503
  Prepaid income taxes......................................       3,996          7,064
  Other current assets......................................       7,931          5,248
                                                                --------       --------
     Total current assets...................................     112,812        115,718
                                                                --------       --------
Net property, equipment and leasehold improvements..........      27,771         21,480
Restricted cash.............................................         190             --
Capitalized software development costs, net of accumulated
  amortization..............................................      26,826         28,178
Goodwill....................................................      42,253         42,197
Intangibles, net............................................       3,380          3,278
Deferred income taxes.......................................      13,142         22,860
Other noncurrent assets.....................................       2,633          1,614
                                                                --------       --------
       Total assets.........................................    $229,007       $235,325
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable.............................................    $  2,500       $  2,500
  Accounts payable..........................................       7,169          6,127
  Income taxes and value added taxes payable................       2,863          7,340
  Deferred revenues.........................................      59,051         62,148
  Other accrued liabilities.................................      24,600         23,757
                                                                --------       --------
     Total current liabilities..............................      96,183        101,872
                                                                --------       --------
Noncurrent deferred income taxes............................         632            632
Noncurrent notes payable....................................       5,951          3,381
Other noncurrent liabilities................................       1,181            981

Common stock subject to repurchase..........................       5,421             --
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 17,257,871 and 17,705,744 shares issued and
     outstanding in 2003 and 2004, respectively.............         173            177
  Additional paid-in capital................................     148,202        152,477
  Deferred compensation.....................................        (385)          (145)
  Accumulated other comprehensive loss......................      (6,576)        (7,818)
  Accumulated deficit.......................................     (21,775)       (16,232)
                                                                --------       --------
     Total stockholders' equity.............................     119,639        128,459
                                                                --------       --------
       Total liabilities and stockholders' equity...........    $229,007       $235,325
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2003       2004
                                                              --------   --------   --------
Net revenues:
  License...................................................  $ 93,063   $ 91,473   $ 95,819
  Maintenance...............................................    81,481     83,557     97,735
  Services..................................................    33,936     33,337     30,520
                                                              --------   --------   --------
Net revenues................................................   208,480    208,367    224,074
Operating expenses:
  Cost of license and maintenance revenues..................    17,696     14,359     14,642
  Cost of license and maintenance revenues -- software
     write-offs.............................................     5,928      1,961         --
  Sales, marketing and services (Note 19)...................   130,303    123,454    129,987
  Research and development..................................    41,624     44,167     47,765
  General and administrative................................    17,163     17,773     24,813
  Provision for doubtful accounts...........................       869        421        291
  Special general and administrative charges................     9,037      6,104         --
  Merger-related............................................     2,260         --         --
  Illumitek shut-down charges...............................       518         --         --
  Acquired in-process technology............................       150         --         --
                                                              --------   --------   --------
Operating expenses..........................................   225,548    208,239    217,498
                                                              --------   --------   --------
Operating income (loss).....................................   (17,068)       128      6,576
                                                              --------   --------   --------
Other income (expense):
  Net interest and investment expense.......................       (63)       (42)      (282)
  Gain on divestiture of Sigma-series product line..........        --      8,577         82
  Other.....................................................       752      1,798      1,680
                                                              --------   --------   --------
Other income................................................       689     10,333      1,480
                                                              --------   --------   --------
Income (loss) before income taxes and minority interest.....   (16,379)    10,461      8,056
Income tax expense..........................................       878      1,147      2,513
                                                              --------   --------   --------
Income (loss) before minority interest......................   (17,257)     9,314      5,543
Minority interest...........................................       497         --         --
                                                              --------   --------   --------
Net income (loss)...........................................  $(16,760)  $  9,314   $  5,543
                                                              ========   ========   ========
Basic net income (loss) per share...........................  $  (0.99)  $   0.54   $   0.31
                                                              ========   ========   ========
Diluted net income (loss) per share.........................  $  (0.99)  $   0.53   $   0.31
                                                              ========   ========   ========
Shares used in computing basic net income (loss) per
  share.....................................................    16,887     17,351     17,671
                                                              ========   ========   ========
Shares used in computing diluted net income (loss) per
  share.....................................................    16,887     17,562     17,884
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                2002      2003     2004
                                                              --------   ------   -------
Net income (loss)...........................................  $(16,760)  $9,314   $ 5,543
Other comprehensive income (loss):
  Foreign currency translation adjustment...................     2,128     (720)   (1,242)
  Unrealized holding gain on marketable securities, net of
     tax....................................................        11       --        --
                                                              --------   ------   -------
Comprehensive income (loss).................................  $(14,621)  $8,594   $ 4,301
                                                              ========   ======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2003       2004
                                                       --------   --------   --------
Common stock, $.01 par value:
  Balance at beginning of period.....................  $    167   $    172   $    173
  Sale of 33,818, 31,054 and 23,271 shares of common
     stock to the Employee Stock Purchase Plans in
     2002, 2003 and 2004, respectively...............        --         --         --
  Exercise of stock options and other................         5          1          4
                                                       --------   --------   --------
  Balance at end of period...........................       172        173        177
                                                       --------   --------   --------
Additional paid-in capital:
  Balance at beginning of period.....................   137,654    139,391    148,202
  Sale of 33,818, 31,054 and 23,271 shares of common
     stock to the Employee Stock Purchase Plans in
     2002, 2003 and 2004, respectively...............       521        396        392
  Reclassification of 158,228 shares of common stock
     issued to AOL from temporary equity.............        --      3,296         --
  Issuance of 291,828 shares of common stock to AOL
     for survey services.............................        --      3,000         --
  Options issued to consultant.......................       397         --         --
  Exercise of stock options and other................       669      1,810      3,749
  Income tax benefit related to stock options........       150        309        134
                                                       --------   --------   --------
  Balance at end of period...........................   139,391    148,202    152,477
                                                       --------   --------   --------
Accumulated other comprehensive income (loss):
  Balance at beginning of period.....................    (7,995)    (5,856)    (6,576)
  Foreign currency translation adjustment............     2,128       (720)    (1,242)
  Unrealized holding gain on marketable securities,
     net of tax......................................        11         --         --
                                                       --------   --------   --------
  Balance at end of period...........................    (5,856)    (6,576)    (7,818)
                                                       --------   --------   --------
Deferred compensation:
  Balance at beginning of period.....................      (435)      (625)      (385)
  Amortization of deferred compensation..............       207        240        240
  Options issued to consultant.......................      (397)        --         --
                                                       --------   --------   --------
  Balance at end of period...........................      (625)      (385)      (145)
                                                       --------   --------   --------
Retained earnings (accumulated deficit):
  Balance at beginning of period.....................   (14,329)   (31,089)   (21,775)
  Net income (loss)..................................   (16,760)     9,314      5,543
                                                       --------   --------   --------
  Balance at end of period...........................   (31,089)   (21,775)   (16,232)
                                                       --------   --------   --------
Total stockholders' equity...........................  $101,993   $119,639   $128,459
                                                       ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                             -----------------------------
                                                               2002      2003       2004
                                                             --------   -------   --------
Cash flows from operating activities:
  Net income (loss)........................................  $(16,760)  $ 9,314   $  5,543
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
    Depreciation and amortization..........................    14,350    15,791     16,405
    Deferred income taxes..................................    (5,765)    1,891    (11,190)
    Gain on sale of product line...........................        --    (8,577)       (82)
    Write-off of acquired in-process technology............       150        --         --
    Write-off of software to cost of revenues..............     5,751     2,147         --
    Write-off of internal use software and acquired
       technology..........................................        --     4,447      1,505
    Concurrent purchase and sale of software...............       (42)       --         --
    Noncash survey services expense (recoveries)...........     2,250     1,312     (1,125)
    Gain from property disposals...........................        --        --       (771)
    Changes in assets and liabilities, net of effects of
       acquisitions:
       Accounts receivable.................................     1,296     3,396        969
       Inventories.........................................       458       726        691
       Prepaid and other assets............................    (1,976)    3,423       (236)
       Restricted cash.....................................       486     1,404        190
       Accounts payable....................................     1,578    (5,292)    (1,253)
       Accrued expenses....................................    (2,757)   (7,484)      (423)
       Income taxes........................................     5,717    (6,755)       835
       Deferred revenue....................................    (1,884)    5,872      1,747
  Other, net...............................................    (3,494)      594       (471)
                                                             --------   -------   --------
Net cash provided by (used in) operating activities........      (642)   22,209     12,334
                                                             --------   -------   --------
Cash flows from investing activities:
  Capital expenditures, net................................   (12,859)   (2,573)    (5,477)
  Capitalized software development costs...................   (11,069)   (9,610)    (9,208)
  Repurchase of common stock issued for acquisition........        --        --     (5,421)
  Proceeds from the divestiture of Sigma-series product
    line...................................................        --     9,000      3,000
  Proceeds from property disposal..........................        --        --      2,633
  Consideration for acquisitions...........................    (3,500)   (1,000)        --
  Proceeds from maturities and sale of marketable
    securities.............................................     9,792        --         --
  Other investing activities...............................       498        --        187
                                                             --------   -------   --------
Net cash used in investing activities......................   (17,138)   (4,183)   (14,286)
                                                             --------   -------   --------
Cash flows from financing activities:
  Net (repayments) borrowings under line-of-credit
    agreements.............................................     7,325       (49)    (2,570)
  Proceeds from issuance of common stock...................     1,195     2,207      4,145
                                                             --------   -------   --------
Net cash provided by financing activities..................     8,520     2,158      1,575
                                                             --------   -------   --------
Effect of exchange rates on cash...........................     2,350     1,427      1,383
                                                             --------   -------   --------
Net change in cash and cash equivalents....................    (6,910)   21,611      1,006
Cash and cash equivalents at beginning of period...........    21,400    14,490     36,101
                                                             --------   -------   --------
Cash and cash equivalents at end of period.................  $ 14,490   $36,101   $ 37,107
                                                             ========   =======   ========
Supplemental disclosures of cash flow information:
  Interest paid............................................  $    583   $   801   $    723
  Income taxes paid........................................     6,069     7,478     14,974
  Cash received from income tax refunds....................     3,548     3,139      2,307
  Supplemental disclosures of noncash investing activities:
    Issuance of common stock for acquisitions..............        --     5,311         --
    Issuance of common stock for AOL services..............     3,000        --         --
    Receipt of note receivable in divestiture of
       Sigma-series product line...........................        --    (3,000)        --

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

     SPSS reports revenues in three categories used by most enterprise software companies:

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

  REVENUE RECOGNITION

     The Company applies AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, and related Amendments which establishes the criteria that must be met prior to SPSS recognizing revenues from software sales.

                           SPSS INC. AND SUBSIDIARIES

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

                           SPSS INC. AND SUBSIDIARIES

     - Where no maintenance or support of any kind are required by the contract, no revenue will be deferred.

     - When a reseller has a right to return product stock for updated product stock (stock swap), SPSS accounts for this as a right of return in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition when Right of Return Exists, and establishes a reserve for the estimated amount of the returns.

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

     SPSS offers: (a) annual licenses with maintenance renewable annually, (b) perpetual licenses with both annual and multi-year maintenance, and (c) multi-year licenses with multi-year maintenance. Vendor-

                           SPSS INC. AND SUBSIDIARIES
specific objective evidence of fair value of maintenance does not exist for annual licenses with one year of maintenance. For perpetual license arrangements with one year of maintenance, vendor-specific objective evidence of fair value is established based on the stated renewal rate of maintenance (which is a set percentage of the total contract price, in accordance with AICPA Technical Practice Aid (TPA) 5100.55, Fair Value of PCS with a Consistent Renewal Percentage, But Varying Dollar Amounts, and Software Revenue Recognition). Vendor-specific objective evidence of fair value of maintenance is not determinable for perpetual and multi-year arrangements with multi-year maintenance in certain countries where SPSS operates. The entire fee is deferred and recognized ratably over the term of the arrangement.

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

     In 2002, SPSS concurrently sold software to and purchased software from one customer. The Company recorded revenues of $42 in 2002 related to this sale and the purchased software was to be sold in the ordinary course of business and was recorded at its carryover basis. SPSS did not enter into any concurrent purchases of software licenses in 2003 and 2004.

  ADVERTISING EXPENSES

     Advertising expenses are charged to operations during the year in which they are incurred. The total amount of advertising expenses charged to operations was $2,605, $2,575 and $2,178 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

                                                              2002     2003     2004
                                                             ------   ------   ------
Basic weighted average common shares outstanding...........  16,887   17,351   17,671
Dilutive effect of stock options and contingently issuable
  shares...................................................      --      211      213
                                                             ------   ------   ------
Diluted weighted average common shares outstanding.........  16,887   17,562   17,884
                                                             ======   ======   ======

     Had SPSS recorded net income during 2002, 37 stock options and contingently issuable shares would have been included in the calculation of diluted weighted-average common shares outstanding, respectively.

                           SPSS INC. AND SUBSIDIARIES

Anti-dilutive shares not included in the diluted EPS calculation for 2002, 2003 and 2004 were 1,751, 1,411, and 1,128, respectively.

  DEPRECIATION AND AMORTIZATION

     Depreciation is recorded using the straight-line method. The estimated useful lives used in the computation of depreciation of tangible assets are as follows:

Buildings...........................................   30 years
Furniture and office equipment......................   3-8 years
Computer equipment and software.....................   3-7 years
Leasehold improvements..............................   3-15 years or lease term if shorter

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

  SOFTWARE DEVELOPMENT COSTS

     Software development costs incurred by SPSS in connection with the Company's long-term development projects are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SPSS has not capitalized software development costs relating to development projects where the net realizable value is of short duration, as the effect would be immaterial. Product enhancement costs are capitalized when technological feasibility has been established. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value. See additional discussion at
Note 4.

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

  STOCK OPTION PLANS

     The Company maintains one active stock incentive plan that is flexible and allows various forms of equity incentives to be issued under it. See Note 16 for additional information regarding this plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. In prior years, the Company has recognized compensation cost for restricted stock issued to employees. No compensation is recognized for stock option grants to employees. All options granted under the Company plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income
(loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to

                           SPSS INC. AND SUBSIDIARIES
stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net income (loss) as reported.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2002        2003        2004
                                                         ----------   ---------   ---------
Net income (loss), as reported.........................   $(16,760)    $ 9,314     $ 5,543
Add:
  Stock-based employee compensation cost, net of
     related tax, included in net income (loss), as
     reported..........................................         73          59          60
Deduct:
  Total stock-based employee compensation expense
     determined under the fair value based method for
     all awards, net of related taxes..................     (5,013)     (5,120)     (4,195)
                                                          --------     -------     -------
Pro forma net income (loss)............................   $(21,700)    $ 4,253     $ 1,408
                                                          ========     =======     =======
Income (loss) per share:
  Basic -- as reported.................................   $  (0.99)    $  0.54     $  0.31
  Basic -- pro forma...................................   $  (1.29)    $  0.25     $  0.08
  Diluted -- as reported...............................   $  (0.99)    $  0.53     $  0.31
  Diluted -- pro forma.................................   $  (1.29)    $  0.24     $  0.08

     Under the stock option plan, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123 for option grants, the fair value of each grant or purchase right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2002, 2003 and 2004: no expected dividend yield; expected volatility of 37 percent in 2002, 39 percent in 2003 and 38 percent in 2004; risk-free interest rates ranging from 3.72%-5.20% in 2002, 3.53%-4.49% in 2003 and 4.09%-4.71% in 2004, and expected lives of 4-8 years for all years.

     For purposes of calculating the compensation costs consistent with SFAS No. 123 for employee stock purchase plan purchase rights, the fair value of each purchase right is estimated on the date the purchase right is issued using the Black-Scholes option-pricing model with the following weighted-average assumptions for purchase rights in fiscal 2002, 2003 and 2004: no expected dividend yield; expected volatility ranging from 37%-38% in 2002, from 38%-39% in 2003 and from 37%-38% in 2004; risk-free interest rates ranging from 1.57%-1.79% in 2002, 0.89%-1.14% in 2003 and 0.95%-1.71% in 2004, and an
expected life of 3 months for all years.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent customer relationships and trademarks acquired in business combinations. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As result, the Company no longer amortizes goodwill but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Identifiable intangibles are amortized over a seven to ten year period using the straight-line method. See additional discussion at Note 5 and
Note 7.

                           SPSS INC. AND SUBSIDIARIES

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of three months or less. As of December 31, 2004, the Company had $8.1 million invested in an overnight investment in the form of commercial paper.

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

  IMPAIRMENT OF GOODWILL

     SPSS reviews its goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company the perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of an asset may be below its carrying amount. SPSS performed an impairment test in the fourth quarter of 2003 and 2004 and no loss was required to be recognized upon completion of these tests.

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

                           SPSS INC. AND SUBSIDIARIES

  RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company adopted this effective July 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The implementation of SFAS No. 150 applies to the Company's October 22, 2001 agreement with America Online, Inc., and its November 4, 2003 agreement with Data Distilleries B.V. Both agreements included clauses relating to puttable share options that have resulted in the presentation of this "Common Stock Subject to Repurchase" as temporary shareholders' equity on the consolidated balance sheet. See Note 7.

     In December, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

     In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled "Earnings per Share -- an Amendment to FAS 128". The final standard will be effective in 2005 and will require retroactive application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. The Company is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

     In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS No. 109-1 clarifies SFAS No. 109's guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement will have an insignificant impact on our effective tax rate in 2005.

     In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. The Company has completed an assessment of earnings of foreign subsidiaries that might be repatriated. At this time, the Company does not expect to repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax deduction. The Company has started an evaluation of the effects of the repatriation provision. The Company expects to complete our evaluation on the effects of the repatriation provision within the first three fiscal quarters of 2005.

                           SPSS INC. AND SUBSIDIARIES

(2) DOMESTIC AND FOREIGN OPERATIONS

     The net assets, net revenues and net income of international subsidiaries as of and for the years ended December 31, 2002, 2003 and 2004 included in the consolidated financial statements are summarized as follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2002       2003       2004
                                                       --------   --------   --------
Working capital......................................  $ 11,415   $  1,413   $  7,175
                                                       ========   ========   ========
Excess of noncurrent assets over noncurrent
  liabilities........................................  $  9,207   $ 17,071   $ 16,995
                                                       ========   ========   ========
Net revenues.........................................  $102,460   $105,883   $122,409
                                                       ========   ========   ========
Net income...........................................  $  5,664   $  4,191   $ 13,200
                                                       ========   ========   ========

     Net revenues per geographic region, attributed to countries based upon point of sale, are summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2003       2004
                                                       --------   --------   --------
United States........................................  $106,020   $102,484   $101,665
                                                       --------   --------   --------
United Kingdom.......................................    30,429     28,584     31,701
The Netherlands......................................    15,289     18,982     21,943
Japan................................................    16,126     18,608     21,032
Germany..............................................    10,613     10,830     13,849
France...............................................     9,808      8,994     10,475
Other................................................    20,195     19,885     23,409
                                                       --------   --------   --------
Total International..................................   102,460    105,883    122,409
                                                       --------   --------   --------
  Total revenues.....................................  $208,480   $208,367   $224,074
                                                       ========   ========   ========

     Long-lived assets, excluding restricted cash and long-term deferred tax assets, per geographic region are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2003      2004
                                                              --------   -------
United States...............................................  $ 84,942   $80,040
                                                              --------   -------
United Kingdom..............................................     1,118     3,774
The Netherlands.............................................    12,301     9,291
Japan.......................................................     1,740     2,027
Germany.....................................................       226       137
France......................................................       607       459
Other.......................................................     1,929     1,019
                                                              --------   -------
Total International.........................................    17,921    16,707
                                                              --------   -------
  Total long-lived assets...................................  $102,863   $96,747
                                                              ========   =======

                           SPSS INC. AND SUBSIDIARIES

(3) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following at December 31:

                                                                2003       2004
                                                              --------   --------
Land and building...........................................  $  2,889   $     --
Furniture, fixtures, and office equipment...................    15,667     15,934
Computer equipment and software.............................    63,665     68,218
Leasehold improvements......................................    13,192     13,331
                                                              --------   --------
Balance, cost -- end of year................................    95,413     97,483
Less accumulated depreciation and amortization..............   (67,642)   (76,003)
                                                              --------   --------
Balance, net -- end of year.................................  $ 27,771   $ 21,480
                                                              ========   ========

     During 2002, 2003 and 2004, SPSS capitalized $5,541, $1,109 and $792, respectively, and amortized $461, $607 and $1,414, respectively, of internal-use computer software.

     SPSS purchased Siebel technology in June 2001 as part of its effort to replace current systems for sales force automation and technical support. An important consideration in this purchase was the designation by Siebel of SPSS as a Strategic Software Partner in the Siebel Alliance Program. During 2003, SPSS terminated its Siebel CRM implementation due to difficulties with the architecture of the Siebel technology, its high projected costs of implementation and ownership, and the termination in October 2003 of the strategic partnership. As a result, in December 2003, the Company wrote off approximately $4,447 of internal use computer software related to the termination of its Siebel CRM implementation. SPSS is currently implementing sales force automation software provided by Salesforce.com. During 2004, the Company determined that approximately $1,505 of computer equipment and software no longer had continuing value, and was written off in the consolidated financial statements. Additionally, in 2004, the Company sold property that previously held the SPSS Limited Quantime offices in London, England. The property was sold total proceeds of $2,633 and the Company recognized a gain on the sale of $771.

(4) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

     Activity in capitalized software is summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2004
                                                              -------   -------
Balance, net -- beginning of year...........................  $26,672   $26,826
Additions...................................................    8,874     8,116
Acquisitions................................................      698        --
Product translations........................................      736     1,092
Write-down to net realizable value recorded in cost of
  license and maintenance revenues -- software write-offs...   (1,961)       --
Write-down to net realizable value due to acquisition.......     (589)       --
Other.......................................................       (4)      (50)
Amortization expense charged to cost of license and
  maintenance revenues......................................   (7,600)   (7,806)
                                                              -------   -------
Balance, net -- end of year.................................  $26,826   $28,178
                                                              =======   =======

                           SPSS INC. AND SUBSIDIARIES

     The components of net capitalized software are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2004
                                                              --------   --------
Product translations........................................  $  7,829   $  8,920
Acquired software technology................................    13,844     14,649
Capitalized software development costs......................    32,085     39,347
                                                              --------   --------
Balance, cost -- end of year................................    53,758     62,916
Accumulated amortization....................................   (26,932)   (34,738)
                                                              --------   --------
Balance, net -- end of year.................................  $ 26,826   $ 28,178
                                                              ========   ========

     Total software development expenditures, including amounts expensed as incurred, amounted to approximately $52,693, $53,777, and $56,973 for the years ended December 31, 2002, 2003 and 2004, respectively.

     Included in acquired software technology at December 31, 2003 and 2004 is $1,368 and $1,117, respectively, of technology, net of accumulated amortization, resulting from the merger with NetGenesis Corp. Also included in acquired software technology at December 31, 2003 and 2004 is $661 and $459, respectively, of technology resulting from the purchase of LexiQuest and netExs, both of which occurred in 2002 (see Note 7).

     During 2003, the Company reduced the carrying value of $1,965 of net capitalized software technology to net realizable value. Additionally, the Company wrote off $589 of net capitalized software technology made redundant with the acquisition of Data Distilleries, B.V.

(5) GOODWILL AND INTANGIBLE ASSETS

     Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test. An acquired intangible asset is required to be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Based on an analysis of economic characteristics and how it is operated, SPSS concluded it has a single reporting unit. The Company's policy is to conduct an impairment test for goodwill at December 31 of each year or when other impairment indicators are present. As of December 31, 2003 and 2004, SPSS determined that no impairment loss was required.

                           SPSS INC. AND SUBSIDIARIES

     Intangible asset data are as follows:

                                                              DECEMBER 31,
                                            -------------------------------------------------
                                                     2003                      2004
                                            -----------------------   -----------------------
                                             GROSS                     GROSS
                                            CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                             AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                            --------   ------------   --------   ------------
Amortizable intangible assets:
  Other intangible assets -- Data
     Distilleries customer
     relationships........................  $ 1,386       $ (33)      $ 1,522       $(231)
  Other intangible assets -- ISL
     trademark............................      400        (200)          400        (240)
Unamortizable intangible assets:
  Goodwill................................   42,253                    42,197
  Other intangible assets.................    1,827                     1,827
Aggregate amortization expense:
  For the year ended December 31, 2004....                                238
Estimated amortization expense:
  For the year ended December 31, 2005....                                257
  For the year ended December 31, 2006....                                257
  For the year ended December 31, 2007....                                257
  For the year ended December 31, 2008....                                257
  For the year ended December 31, 2009....                                257

     The aggregate amortization expense for the years ended December 31, 2002, 2003 and 2004 was $40, $73, and $238, respectively.

     The following tables present the changes in the carrying amount of goodwill and other intangibles as of December 31, 2003 and December 31, 2004:

                                                                DECEMBER 31, 2003
                                                              ----------------------
                                                              GOODWILL   INTANGIBLES
                                                              --------   -----------
Balance at beginning of year................................  $36,040      $2,085
Amortization expense........................................       --         (73)
Adjustments to previously recorded intangibles (See Note
  7)........................................................       --         (18)
Adjustments to previously recorded goodwill (See Note 7)....     (575)         --
Goodwill and intangibles acquired (See Note 7)..............    6,788       1,386
                                                              -------      ------
Balance at end of year......................................  $42,253      $3,380
                                                              =======      ======

                                                                DECEMBER 31, 2004
                                                              ----------------------
                                                              GOODWILL   INTANGIBLES
                                                              --------   -----------
Balance at beginning of year................................  $42,253      $3,380
Amortization expense........................................       --        (238)
Adjustments to previously recorded goodwill.................     (554)         --
Translation.................................................      498         136
                                                              -------      ------
Balance at end of year......................................  $42,197      $3,278
                                                              =======      ======

                           SPSS INC. AND SUBSIDIARIES

(6) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                           2003     2004    USEFUL LIVES
                                                          ------   ------   ------------
Trademarks..............................................  $  400   $  400   10 years
Customer relationships..................................   1,386    1,522    7 years
                                                          ------   ------
                                                           1,786    1,922
Less accumulated amortization...........................    (233)    (471)
                                                          ------   ------
                                                           1,553    1,451
Unamortizable trademarks................................   1,827    1,827   Indefinite
                                                          ------   ------
Total intangible assets, net............................  $3,380   $3,278
                                                          ======   ======

(7) ACQUISITIONS AND DIVESTITURES

  ACQUISITIONS

  America Online Digital Marketing Services

     On October 22, 2001, SPSS entered into a strategic alliance with America Online, Inc. (AOL) through its Digital Marketing Services (DMS) subsidiary, in which SPSS acquired certain operating assets and the exclusive rights to distribute survey sample data drawn from AOL members and users of AOL's other interactive properties. The agreement provided SPSS additional opportunities to market its products to market research partners and provide revenues from services provided to current and future customers. Under this agreement, SPSS was to pay AOL $42,000 in consideration over four years and assume primary responsibility for servicing the current group of AOL market research partners. Consideration due to AOL was in the form of $12,000 of SPSS common stock and $30,000 in cash.

     The non-contingent purchase price, consisting of common stock of $3,000 and $1,000 in cash, was allocated to the estimated fair value of the assets received based upon a third party valuation and is summarized as follows:

                                                          PURCHASED              PURCHASE
COMPANY NAME                                              SOFTWARE    GOODWILL    PRICE
------------                                              ---------   --------   --------
AOL.....................................................   $2,000      $2,000     $4,000

     Payments made by SPSS for services received from AOL subsequent to the acquisition are recorded as expense when the services are rendered. Payments made by the Company included cash and common stock. The Stock Purchase Agreement included provisions that required SPSS to purchase the stock back from AOL if the Company was unable to maintain the effectiveness of a registration statement for AOL to sell the stock. Accordingly, the common stock is classified as temporary equity in the consolidated balance sheet as "Common Stock Subject to Repurchase." Upon the adoption SFAS No. 150, the common stock was reclassified to permanent equity. Also on July 1, 2003, the estimated fair value of the put obligation of $150 was reclassified as a liability from permanent equity.

     On October 14, 2003, the Company entered into an amended and restated Stock Purchase Agreement and an amended and restated Strategic Online Research Services Agreement with AOL, effective as of October 1, 2003. The amended and restated agreements replaced the original agreements entered into between the parties on October 22, 2001. Under these amended and restated agreements, SPSS retained the exclusive right to provide researchers with survey respondents drawn from the millions of Opinionplace.com visitors throughout AOL's interactive properties. The primary amendments reduce the remaining term of the original

                           SPSS INC. AND SUBSIDIARIES
agreement from two years to one year and make the following adjustments to the financial obligations of SPSS to AOL:

                                                                                       AMENDED
                                                     ORIGINAL AGREEMENT               AGREEMENT
                                           ---------------------------------------   -----------
                                              TOTAL         PAID        REMAINING     REMAINING
                                           OBLIGATIONS   OBLIGATIONS   OBLIGATIONS   OBLIGATIONS
                                           -----------   -----------   -----------   -----------
Cash payments...........................     $30,000       $15,500       $14,500       $4,389
Stock payments..........................     $12,000       $ 6,000       $ 6,000       $    0
                                             -------       -------       -------       ------

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

     Under the terms of the stock purchase agreement and a separate escrow agreement, the guaranteed portion of the purchase price was deposited with Bank One NA (f/k/a American National Bank and Trust Company of Chicago) as escrow agent. The parties entered into the separate escrow agreement to establish an escrow fund of $2,500 to compensate SPSS for any losses it might incur by reason of any breach of: (a) the representations and warranties of LexiQuest or (b) any covenant or obligation of LexiQuest or the former shareholders of LexiQuest, identified in the stock purchase agreement. The guaranteed portion of the purchase price was required to remain in escrow for a one-year period, or until all of the conditions for its release were satisfied under the terms of the stock purchase agreement and the escrow agreement. On January 31, 2003, SPSS made a claim against the escrow fund. SPSS and the LexiQuest shareholder representative settled this claim in the second fiscal quarter of 2004 and SPSS received approximately $670 which resulted in an adjustment to decrease goodwill by $434.

     The purchase price was allocated to the estimated fair value of the assets received and liabilities assumed based upon a third party valuation which are summarized as follows:

                                        ACQUIRED                             CAPITALIZED
                           PURCHASED   IN-PROCESS              LIABILITIES     MERGER      PURCHASE
COMPANY NAME               SOFTWARE    TECHNOLOGY   GOODWILL     ASSUMED        COSTS       PRICE
------------               ---------   ----------   --------   -----------   -----------   --------
LexiQuest................    $770         $150       $7,468      $(3,477)      $(2,845)     $2,066

  netExs LLC

     On June 20, 2002, SPSS acquired the assets described below which constituted a business from netExs LLC, a Wisconsin limited liability company. The terms and conditions of the asset purchase are specified in

                           SPSS INC. AND SUBSIDIARIES
an Asset Purchase Agreement, dated June 20, 2002, by and among SPSS, netExs and the members of netExs listed as signatories thereto.

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

     Under the terms of the Asset Purchase Agreement, the contingent portion of the purchase price, which was capped at a total of $1,450 if fully earned during fiscal years 2003, 2004 and 2005, would be paid to netExs if the net revenues generated by the assets acquired during the annual periods (as defined in the Asset Purchase Agreement) equaled or exceeded certain targeted projections. In June 2004, pursuant to an agreement between SPSS and netExs, SPSS paid to netExs the sum of $400 in full satisfaction of all obligations under the Asset Purchase Agreement, including without limitation, the contingent payments, and in full settlement of certain claims asserted by netExs.

     The following summary presents information concerning the purchase price allocation for the netExs acquisition accounted for under the purchase price method.

                                        PURCHASED                           OTHER    PURCHASE
COMPANY NAME                            SOFTWARE    TRADEMARKS   GOODWILL   ASSETS    PRICE
------------                            ---------   ----------   --------   ------   --------
netExs................................    $242         $19         $941      $48      $1,250

  Data Distilleries B.V.

     On November 4, 2003, SPSS, through SPSS International B.V., its wholly owned subsidiary, acquired Data Distilleries B.V., a Netherlands-based developer of analytic applications. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of the capital stock of Data Distilleries. The aggregate purchase price for all of the issued and outstanding capital stock of Data Distilleries consists of guaranteed and contingent payments. The guaranteed portion of the purchase price was paid at closing and consisted of a payment of $1,000 in cash and 282 shares of SPSS common stock valued at $5,311 for purposes of this transaction. The contingent portion of the purchase price is required to be paid, if at all, at the end of the first and second years following the closing. The Company's obligation to make the contingent payments depends on the achievement of certain growth targets for license and maintenance revenues from the Data Distilleries applications. SPSS was not required to make any contingent payments to the former owners of Data Distilleries during 2004 because these growth targets were not met in 2004. If these growth targets are met at the end of the second year following the closing, SPSS may be obligated to make a contingent payment in the amount of up to $1,989 at current estimated exchange rates.

     In connection with the Data Distilleries transaction, SPSS incurred an estimated $1,800 in transaction fees, including legal, valuation and accounting fees. The purchase price of $6,311 has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair

                           SPSS INC. AND SUBSIDIARIES
values on the acquisition date. The results of operations of Data Distilleries are included in the Consolidated Statements of Operations from the date of the acquisition.

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

     The acquisition of Data Distilleries was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition:

                                                                             CAPITALIZED
                       PURCHASED     CUSTOMER                 NET TANGIBLE     MERGER      PURCHASE
COMPANY NAME           SOFTWARE    RELATIONSHIPS   GOODWILL      ASSETS         COSTS       PRICE
------------           ---------   -------------   --------   ------------   -----------   --------
Data Distilleries....    $698         $1,280        $6,788       $(698)        $(1,757)     $6,311

     Under the terms of the November 4, 2003 Stock Purchase Agreement with Data Distilleries, the Company was obligated to file a Registration Statement on Form S-3 to register the potential resale of the 282 shares issued to Data Distilleries shareholders in the transaction. This contingent obligation required the Company to classify the common stock as temporary equity labeled "Common Stock Subject to Repurchase" at December 31, 2003. Because the Company's Annual Report on Form 10-K for fiscal year 2003 was not timely filed, SPSS became ineligible to use Form S-3 and was not able to register the shares by the required April 2004 filing date. The Company fulfilled its obligation under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder the number of shares of SPSS common stock received by such shareholder in connection with this transaction. During April 2004, SPSS notified the former shareholders of the Company's inability to properly register these shares and through June 30, 2004, the Company repurchased all 282 shares at a cost of $5,400. The Company has reflected the $5,400 cash payout of these shares as a reduction of common stock subject to repurchase, which was recorded as temporary shareholders' equity in the consolidated balance sheet at December 31, 2003.

  DIVESTITURES

     On December 29, 2003, the Company received its first payment in a transaction with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"), pursuant to which Systat acquired from SPSS an exclusive worldwide license to distribute the Sigma-series line of products for a three-year period and purchased certain related assets. Pursuant to the agreement, Systat assumed all responsibilities for the marketing and sales of the products as well as their ongoing development and technical support. SPSS also transferred to Systat all rights and obligations with respect to customers and personnel and all fixed assets related to the Sigma-series products (the "Related Assets"). In exchange for the exclusive worldwide license and Related Assets, Systat was obligated to make cash payments to SPSS in the aggregate amount of $13,000. The agreement between SPSS and Systat also grants to Systat an option to purchase the licensed property. Systat may exercise this purchase option for $1,000 within 180 days prior to the end of the three-year license period.

     The $9,000 payment made by Systat to SPSS on December 29, 2003 includes the initial $6,000 license fee and $3,000 in consideration of the related assets. Systat was obligated to make additional license payments in the aggregate amount of $3,000 in 2004, which is included in other current assets in the accompanying Consolidated Balance Sheet at December 31, 2003, and a final license payment of $1,000 in 2005. SPSS has received all of the license payments due in 2004 as of December 31, 2004.

                           SPSS INC. AND SUBSIDIARIES

     The distribution license and sale of the Related Assets of the Sigma-series product line was accounted for as a divestiture of a business. The sale resulted in a gain of $8,577 during 2003. In addition to the net book value of the assets sold, goodwill was reduced by $1,000 to reflect the estimated goodwill allocated to this business. During 2004, SPSS recorded an $82 adjustment to reduce certain professional fee accruals associated with this transaction.

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

     Under the equity method of accounting, followed until September 30, 2001, SPSS recorded a reduction in the value of its investment to reflect its portion of Illumitek's net loss. Subsequent to September 30, 2001, the results and accounts of Illumitek were consolidated with those of SPSS until its liquidation in October 2002, at which time SPSS recorded a loss of $518.

(9) COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

     The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 2004:

YEAR ENDING DECEMBER 31,                                      AMOUNT
------------------------                                      -------
2005........................................................  $11,271
2006........................................................    8,536
2007........................................................    5,999
2008........................................................    5,329
2009........................................................    4,762
Thereafter..................................................    9,736
                                                              -------
Total operating lease obligation............................  $45,633
                                                              =======

     Rent expense related to operating leases was approximately $12,821, $13,392 and $14,409 during the years ended December 31, 2002, 2003 and 2004, respectively.

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

  LITIGATION

     SPSS has been named as a defendant in a lawsuit filed on December 6, 2002 in the United States District Court for the Southern District of New York, under the caption Basu v. SPSS Inc., et al., Case No. 02CV9694. The complaint alleges that, in connection with the issuance and initial public offering of shares of common stock of NetGenesis Corp., the registration statement and prospectus filed with the Securities and Exchange Commission in connection with the IPO contained material misrepresentations and/or omissions. The alleged violations of the federal securities laws took place prior to the effective date of the merger in which the Company's acquisition subsidiary merged with and into NetGenesis Corp. NetGenesis Corp. is now a wholly owned subsidiary of SPSS. Other defendants to this action include the former officers and directors of NetGenesis Corp. and the investment banking firms that acted as underwriters in connection with the IPO. The plaintiff is seeking unspecified compensatory damages, prejudgment and post-judgment interest, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the Court. The Company is aggressively defending itself and plans to continue to aggressively defend itself against the claims set forth in the complaint. The Company and the named officers and directors filed an answer to the complaint on July 14, 2003. At this time, the Company believes the lawsuit will be settled with no material adverse effect on its results of operations, financial condition, or cash flows.

     SPSS has been named as a defendant in a lawsuit filed on or about May 14, 2004, and amended on September 30, 2004, in the United States District Court for the Northern District of Illinois, under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan, Edward Hamburg and KPMG LLP, Case No. 04C3427. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint seeks to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On December 15, 2004, SPSS, Mr. Noonan and Dr. Hamburg filed a motion to dismiss the amended complaint. On January 28, 2005, the Lead Plaintiff filed a memorandum in opposition to the motion to dismiss the amended complaint filed by SPSS, Mr. Noonan and Dr. Hamburg. On February 18, 2005, SPSS, Mr. Noonan and Dr. Hamburg filed a reply memorandum in support of their motion to dismiss. SPSS, Mr. Noonan and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the complaint.

     SPSS may also become party to various claims and legal actions arising in the ordinary course of business.

                           SPSS INC. AND SUBSIDIARIES

(10) OTHER NONCURRENT ASSETS

     Other noncurrent assets consist of the following at December 31:

                                                               2003     2004
                                                              ------   ------
Investments in nonmarketable equity securities..............  $  217   $   --
Deposits....................................................   1,145    1,385
Note receivable, less current portion.......................     840       --
Other.......................................................     431      229
                                                              ------   ------
Total other noncurrent assets...............................  $2,633   $1,614
                                                              ======   ======

(11) FINANCING ARRANGEMENTS

     On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10,000, two revolving lines of credit and a letters of credit facility not to exceed $3,000. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3,500 provided that no event of default exists. As of December 31, 2004, the Company had availability of $6,000 under the revolving lines of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future interest rate reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down evenly the term loan of $10,000 over the four (4) year period (i.e., $2,500 per year over four (4) years). As a result of the refinancing, $6,000 of the Company's line of credit borrowings of $8,500 that existed as of December 31, 2002 was classified as long-term. At December 31, 2004, SPSS had $5,881 outstanding under its line of credit with Foothill, including $2,500 classified as current notes payable and the face amount of letters of credit issued and outstanding under the existing credit facility totaled approximately $893.

     The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. Due to the restatement of the Company's Consolidated Financial Statements, during 2004, the Company was not in compliance with certain covenants related to timely delivery of financial statements. In addition, the restatement may have rendered some representations and warranties inaccurate and may have caused the Company to fail to satisfy certain covenants. Moreover, the Company was not in compliance with its EBITDA covenant as of December 31, 2004. SPSS has obtained all appropriate waivers from Wells Fargo Foothill.

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

                           SPSS INC. AND SUBSIDIARIES

(12) OTHER INCOME

     Other income consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             2002     2003      2004
                                                             -----   -------   ------
Interest and investment income.............................  $ 875   $   891   $  485
Interest expense...........................................   (938)     (933)    (767)
Exchange gain on foreign currency transactions.............    752     1,770      896
Gain on divestiture of Sigma-series product line...........     --     8,577       82
International research and development credit..............     --        --      976
Write-down in e-Intelligence investment....................     --        --     (217)
Other......................................................     --        28       25
                                                             -----   -------   ------
Total other income.........................................  $ 689   $10,333   $1,480
                                                             =====   =======   ======

     As noted above, the Company recognized a gain of $8,577 on the divestiture of the Sigma-series product line during the year ended December 31, 2003. During 2004, SPSS recorded an adjustment to reduce certain professional fee accruals associated with this transaction. See additional discussion in Note 7.

(13) SPECIAL GENERAL AND ADMINISTRATIVE CHARGES, AND MERGER-RELATED COSTS

     Special general and administrative charges were $9,037 in 2002 and $6,104 in 2003, or 4% and 3%, of net revenues in 2002 and 2003, respectively. Special general and administrative charges in 2002 included costs related to the restructuring of the Company's field operations implemented in August 2002 and costs related to the NetGenesis, LexiQuest and netExs transactions, such as severance and retention payments of $4,030, lease cancellation payments of $615, professional service fees of $2,300, and other costs. Special general and administrative charges in 2003 include a write-off of $4,447 due to the termination of the Company's Siebel CRM software implementation (see Note 3) and $1,657 of severance, bonus and travel costs primarily related to the Data Distilleries acquisition.

     SPSS incurred merger-related costs of $2,260 in 2002. Merger-related expenses relate to the Company's acquisitions made during 2002 (see Note 7). Expenses in 2002 included professional fees of $600, severance of $1,460 and other costs of $200. These expenses were incurred subsequent to the consummation of the transactions. Certain other costs incurred prior to the consummation of the transactions were capitalized as part of the purchases.

     As of December 31, 2004, the Company has approximately $27 in liabilities remaining related to these charges and expects to pay them during the year ended December 31, 2005.

(14) INCOME TAXES

     Income (loss) before income taxes and minority interest consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002      2003       2004
                                                        --------   -------   --------
Domestic..............................................  $(27,935)  $ 3,126   $(11,764)
Foreign...............................................    11,556     7,335     19,820
                                                        --------   -------   --------
Pretax income (loss)..................................  $(16,379)  $10,461   $  8,056
                                                        ========   =======   ========

                           SPSS INC. AND SUBSIDIARIES

     Income tax expense (benefit) consists of the following:

                                                          CURRENT   DEFERRED    TOTAL
                                                          -------   --------   -------
Year ended December 31, 2002
  U.S. Federal..........................................  $   310   $(5,120)   $(4,810)
  State.................................................     (293)       89       (204)
  Foreign...............................................    6,376      (484)     5,892
                                                          -------   -------    -------
  Income tax expense (benefit)..........................  $ 6,393   $(5,515)   $   878
                                                          =======   =======    =======
Year ended December 31, 2003
  U.S. Federal..........................................  $(8,018)  $ 5,371    $(2,647)
  State.................................................     (668)    1,318        650
  Foreign...............................................    7,942    (4,798)     3,144
                                                          -------   -------    -------
  Income tax expense (benefit)..........................  $  (744)  $ 1,891    $ 1,147
                                                          =======   =======    =======
Year ended December 31, 2004
  U.S. Federal..........................................  $    96   $(3,231)   $(3,135)
  State.................................................       --      (972)      (972)
  Foreign...............................................    5,755       865      6,620
                                                          -------   -------    -------
  Income tax expense (benefit)..........................  $ 5,851   $(3,338)   $ 2,513
                                                          =======   =======    =======

     For the years ended December 31, 2002, 2003 and 2004, the reconciliation of the statutory Federal income tax rate of 34% to the Company's effective tax rate is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2003      2004
                                                          -------   -------   -------
Income taxes using the Federal statutory rate of 34%....  $(5,569)  $ 3,556   $ 2,739
State income taxes, net of Federal tax benefit..........     (246)      389      (641)
Foreign taxes at net rates different from U.S. Federal
  rates.................................................        5       (75)     (855)
Foreign tax credit......................................   (1,829)   (1,018)     (204)
Deemed income from foreign operations...................    3,739     1,636       265
Nondeductible costs for income tax purposes.............      706       340       271
Foreign income exclusion................................       --      (165)     (544)
Nondeductible loss arising from consolidated
  subsidiary............................................    2,664        --        --
Change in valuation allowance...........................     (866)   (2,474)    2,590
Other, net..............................................    2,274    (1,042)   (1,108)
                                                          -------   -------   -------
Income tax expense......................................  $   878   $ 1,147   $ 2,513
                                                          =======   =======   =======

                           SPSS INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets/(liabilities) at December 31, 2003 and 2004, are presented below:

                                                               2003       2004
                                                              -------   --------
  Deferred revenues.........................................  $18,210   $ 12,571
  Foreign tax credit carryforwards..........................    4,930      6,690
  Research and experimentation credit carryforwards.........    2,604      3,265
  Acquisition-related items.................................    6,057      6,776
  Depreciation, amortization and capitalized interest.......   (2,216)      (648)
  Capitalized software costs................................   (7,076)    (8,114)
  Net operating loss carryforwards..........................   10,104     27,755
  Foreign currency loss.....................................     (963)    (1,875)
  Inventories...............................................       84         88
  Allowances, accruals and other............................    3,486      2,500
                                                              -------   --------
Total gross deferred income taxes...........................   35,220     49,008
  Less valuation allowance..................................   (8,687)   (11,277)
                                                              -------   --------
Net deferred income taxes...................................  $26,533   $ 37,731
                                                              =======   ========
Balance sheet classification:
  Current deferred income taxes.............................  $14,023   $ 15,503
  Noncurrent deferred income tax asset......................   13,142     22,860
  Noncurrent deferred income tax liability..................     (632)      (632)
                                                              -------   --------
Net deferred income taxes...................................  $26,533   $ 37,731
                                                              =======   ========

     During 2004, the deferred tax assets increased and prepaid income taxes decreased by approximately $7,700 as a result of filing amended 2001 and 2002 tax returns and reconciling the 2003 tax return amounts to 2003 provision amounts reflecting financial statement restatements in the tax returns and net operating loss carryforwards.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004. The Company has not provided a valuation allowance on the amount of deferred tax assets that it estimates will be utilized as a result of the execution of these strategies. If the future taxable income is less than the amount that has been assumed in assessing the recoverability of the deferred tax assets, then an increase in the valuation allowance will be required, with a corresponding increase to income tax expense.

     As of December 31, 2004, SPSS had a U.S. net operating loss carryforward of approximately $48,922, the majority of which begins to expire in 2021. The Company has provided a valuation on $1,091 of the U.S. net operating loss carryforwards. This valuation allowance relates to net operating loss carryforwards of U.S. subsidiaries related to foreign subsidiaries which management believes are not likely to be realized based on information available as of December 31, 2004. In addition, as of December 31, 2004, the Company has foreign net operating loss carryforwards of approximately $25,576 against which the Company has provided a valuation allowance of $7,352.

                           SPSS INC. AND SUBSIDIARIES

     As of December 31, 2004, SPSS had a Federal research and experimentation credit carryforward and a foreign tax credit carryforward of approximately $3,265 and $6,690, respectively, which both begin to expire in 2010. The Company has provided a valuation allowance of $936 and $1,898, respectively for these items at December 31, 2004.

     Federal income and foreign withholding taxes have not been provided on $83,983 of undistributed earnings of international subsidiaries of which $12,697 has been taxed in the United States. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2004 and prior years because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable.

     On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by the company's board of directors. Additionally, certain other criteria, as outlined in the AJCA, must also be met.

     The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. The Company has started an evaluation of the effects of the repatriation provision. However, the Company does not expect to be able to complete this evaluation until after congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expects to complete the evaluation on the effects of the repatriation provision within the first three fiscal quarters of 2005.

     The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $25 million. While the Company estimates that the related potential range of additional income tax is between zero and $2.5 million, this estimation is subject to change following technical correction legislation that we believe is forthcoming from Congress.

(15) EMPLOYEE BENEFIT PLANS

     Qualified employees may participate in the 401(k) savings plan by contributing up to the lesser of 15% of eligible compensation or limits imposed by the U.S. Internal Revenue Code in a calendar year. SPSS makes a matching contribution of $0.5 for employees in the plan the entire year. SPSS made contributions of $329, $372, and $292 for 2002, 2003, and 2004, respectively. These matching contributions were recorded as compensation expense.

     In 1993, SPSS implemented an employee stock purchase plan. The SPSS purchase plan provides that eligible employees may contribute up to 10% of their base salary per quarter towards the quarterly purchase of SPSS common stock. The employee's purchase price is 85% of the fair market value of the stock at the close of the first business day after the quarterly offering period. The total number of shares issuable under the purchase plan is 100. Effective October 2000, the plan was amended to calculate the share price as 85% of the lower of:
i) the closing market price of the stock on the first trading day of the quarter, or ii) the closing market price for the stock on the last trading day after the end of the quarter. Additionally, in October 2000, a non-qualified plan was adopted by the Company's shareholders, but not utilized until 2004. During 2002, 34 shares were issued under the qualified purchase plan at market prices ranging from $11.57 to $17.54. During 2003, 31 shares were issued under the qualified purchase plan at market prices ranging from $11.05 to $15.48. During 2004, 6 shares were issued under the qualified purchase plan at a market price of $17.88. Because no additional shares are available for issuance under the qualified purchase plan, SPSS terminated

                           SPSS INC. AND SUBSIDIARIES
the qualified purchase plan in the first quarter of 2005. During 2004, 17 shares were issued under the non-qualified purchase plan at market prices ranging from $13.33 - $18.40.

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

     In 2002, SPSS terminated each of its existing equity incentive plans and the stockholders of SPSS adopted the 2002 Equity Incentive Plan. This plan was amended and restated in October 2004. The plan authorizes the Board of Directors to award stock options and a variety of other equity incentives to directors, executive officers, other key executives, employees and independent contractors of SPSS and any of its subsidiaries. Under this plan, there are 80 shares reserved for issuance upon the exercise of option rights that qualify as incentive stock options and 2,420 shares reserved for issuance upon the exercise of option rights that qualify as nonqualified stock options, appreciation rights or as restricted shares.

     The Company recognized expense of approximately $207, $240 and $240 for the fiscal years ended December 31, 2002, 2003 and 2004, respectively, related to stock option grants to non-employees and restricted stock and restricted stock unit grants to employees.

                           SPSS INC. AND SUBSIDIARIES

     Additional information regarding options is as follows:

                                        2002                 2003                 2004
                                 ------------------   ------------------   ------------------
                                           WEIGHTED             WEIGHTED             WEIGHTED
                                           AVERAGE              AVERAGE              AVERAGE
                                           EXERCISE             EXERCISE             EXERCISE
                                 OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                 -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year.........................   3,493     $21.18     4,167     $19.23     4,520     $19.01
  Granted......................   1,177      16.65       873      15.88       773      16.78
  Forfeited and expired........    (358)     33.58      (305)     20.50      (341)     19.54
  Exercised....................    (145)      9.80      (215)      8.33      (257)     14.17
                                  -----     ------     -----     ------     -----     ------
Outstanding at end of year.....   4,167     $19.23     4,520     $19.01     4,695     $18.87
                                  =====     ======     =====     ======     =====     ======
Options exercisable at year
  end..........................   2,497     $20.30     2,875     $20.17     3,047     $19.93
                                  =====     ======     =====     ======     =====     ======

     The weighted average fair value of options granted during 2002, 2003, and 2004 was $8.10, $7.67 and $8.52, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2004:

                                          WEIGHTED
                                           AVERAGE     WEIGHTED                 WEIGHTED
                                          REMAINING    AVERAGE                  AVERAGE
                             OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------   -----------   -----------   --------   -----------   --------
      $0.72- 3.24                11         1.88        $ 2.91          11       $ 2.91
       4.26- 4.50                13         3.05          4.46          13         4.46
       5.98- 10.93                7         3.08          7.14           7         7.14
      11.00- 15.92            1,300         7.29         14.46         660        14.42
      16.00- 17.25              793         8.80         16.74         256        16.64
      17.50- 19.09            1,010         6.69         18.64         797        18.59
      19.25- 24.00            1,083         5.61         21.16         826        21.02
     25.125- 34.15              445         3.15         26.72         444        26.72
      40.91- 199.74              33         5.16         84.08          33        84.08
                              -----         ----        ------       -----       ------
                              4,695         6.59        $18.87       3,047       $19.93
                              =====         ====        ======       =====       ======

(17) RELATED PARTY TRANSACTIONS

     During 2004, Norman Nie, the Chairman of the Board of Directors of SPSS, received $140 for consulting work on a part-time basis through the Company's consulting agreements with Norman H. Nie Consulting L.L.C. ("Nie Consulting").

     The Company amended and restated its consulting agreement with Nie Consulting, effective as of January 1, 2005. The terms of the Amended and Restated Consulting Agreement, dated as of January 1, 2005, between SPSS and Nie Consulting (the "Amended Consulting Agreement") superseded and replaced the terms of the Company's original consulting agreement with Nie Consulting. Pursuant to the Amended Consulting Agreement, Nie Consulting will assist SPSS with product management for the SPSS family of products and will assist the SPSS technology group with the development of statements of work and prioritization of new products and features in the areas of statistics, survey research and text mining. The Amended Consulting Agreement provides that Nie Consulting is to receive compensation for these consulting services in the amount of $15 per month. In addition, with the advance approval of the Company's Chief

                           SPSS INC. AND SUBSIDIARIES

Financial Officer, Nie Consulting shall be entitled to reimbursement for reasonable out-of-pocket expenses incurred in performing the consulting services. The Amended Consulting Agreement shall remain in effect from January 1, 2005 until either Nie Consulting or SPSS gives a written notice of termination at least fifteen (15) days in advance of such termination.

     In addition, Dr. Nie is the Co-Chairman of the Board of Directors of Knowledge Networks, Inc. and owns approximately 2.1% of the outstanding stock of Knowledge Networks. Knowledge Networks utilizes SPSS products in the ordinary course of its business. During fiscal year 2004, Knowledge Networks paid to SPSS a total of $78 as consideration for licenses of certain SPSS products. SPSS licensed these products to Knowledge Networks on terms equivalent to those offered to other SPSS customers. No single transaction with Knowledge Networks was deemed to be material. Dr. Nie did not receive and will not receive any direct remuneration in connection with the Company's transactions with Knowledge Networks.

     William Binch, a member of the Board of Directors of SPSS, is also a member of the Board of Directors of Saama Technologies, Inc. The Company receives various product technology and development services from Saama Technologies, Inc. During 2003 and 2004, the Company paid $239 and $756 as consideration to Saama Technologies, Inc. for these services. Mr. Binch did not receive and will not receive any direct remuneration in connection with the Company's transactions with Saama Technologies, Inc.

     As described in Note 7, SPSS purchased LexiQuest in January 2002. Dr. Nie was the Chairman of the Board of Directors of LexiQuest and owned less than 1% of LexiQuest common stock at the date of the acquisition.

     As described in Note 7, SPSS purchased netExs in June 2002. Jonathan Otterstatter, the Executive Vice President and Chief Technology Officer of SPSS, was a member of the Board of Managers of netExs. Mr. Otterstatter did not receive and will not receive any remuneration in connection with the netExs transaction.

(18) RESTRUCTURING

     During the quarter ended September 30, 2002, the Company implemented a restructuring plan to reduce the Company's cost structure. The restructuring resulted in the Company recording $3,700 consisting primarily of the layoff of approximately 145 employees in the sales, marketing and administrative functions, and approximately $600 of lease terminations and other costs incurred in closing the Miami office. As of December 31, 2003 and 2004, none of the restructuring charges remained in accrued liabilities.

(19) SALES, MARKETING AND SERVICES

     The Company makes payments to AOL for sample surveys and services pursuant to agreement with AOL effective October 2001 and as amended October 2003 (See
Note 7). Included in "Sales, marketing and services" were payments to AOL for survey and services of $9,500 in 2002, $7,847 in 2003 and $3,113 in 2004. The
decrease in 2004 from 2003 and 2002 reflected the terms of the amended agreement with AOL effective October 2003. The terms of the amended agreement resulted in the Company amortizing services expenses already paid to AOL as of the date of the amendment as recoveries of expense over the remaining term of the agreement. During 2004, these recoveries of expense aggregated to $1,125.

                           SPSS INC. AND SUBSIDIARIES

(20) UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following selected quarterly data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations". This information has been derived from unaudited consolidated financial statements of SPSS that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                             MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                               2003       2003       2003        2003       2004       2004       2004        2004
                             --------   --------   ---------   --------   --------   --------   ---------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
  License Fees.............  $21,395    $21,110     $22,792    $26,176    $24,826    $20,952     $22,335    $27,706
  Maintenance..............   18,324     20,462      21,416     23,355     23,841     24,246      24,518     25,130
  Services.................    8,435      8,331       8,338      8,233      8,443      7,806       6,645      7,626
                             -------    -------     -------    -------    -------    -------     -------    -------
    Net revenues...........   48,154     49,903      52,546     57,764     57,110     53,004      53,498     60,462
Operating expenses:
  Cost of license and
    maintenance revenues...    3,006      3,081       3,179      5,093      3,936      3,240       3,523      3,943
  Cost of license and
    maintenance revenues --
    software write-offs....       --         --          --      1,961         --         --          --         --
  Sales, marketing and
    services...............   30,729     30,464      30,662     31,599     32,387     34,658      29,965     32,977
  Research and
    development............   10,927     10,999      10,537     11,704     11,987     11,690      11,477     12,611
  General and
    administrative.........    4,051      4,716       4,876      4,551      4,874      5,688       7,311      7,231
  Special general and
    administrative.........       --         --          --      6,104         --         --          --         --
                             -------    -------     -------    -------    -------    -------     -------    -------
    Operating expenses.....   48,713     49,260      49,254     61,012     53,184     55,276      52,276     56,762
Operating income (loss)....     (559)       643       3,292     (3,248)     3,926     (2,272)      1,222      3,700
Other income (expenses)....      367         35         865      9,066       (677)       760         (20)     1,417
                             -------    -------     -------    -------    -------    -------     -------    -------
Income (loss) before income
  taxes and minority
  interest.................     (192)       678       4,157      5,818      3,249     (1,512)      1,202      5,117
Income tax expense
  (benefit)................     (134)       165       1,465       (349)     1,145       (544)        369      1,543
                             -------    -------     -------    -------    -------    -------     -------    -------
Net income (loss)..........  $   (58)   $   513     $ 2,692    $ 6,167    $ 2,104    $  (968)    $   833    $ 3,574
                             =======    =======     =======    =======    =======    =======     =======    =======
Basic net income (loss) per
  share....................  $  0.00    $  0.03     $  0.16    $  0.35    $  0.12    $ (0.05)    $  0.05    $  0.20
                             =======    =======     =======    =======    =======    =======     =======    =======
Diluted net income (loss)
  per share................  $  0.00    $  0.03     $  0.15    $  0.34    $  0.11    $ (0.05)    $  0.05    $  0.20
                             =======    =======     =======    =======    =======    =======     =======    =======
Shares used in basic per
  Share....................   17,228     17,272      17,331     17,679     17,765     17,702      17,587     17,626
                             =======    =======     =======    =======    =======    =======     =======    =======
Shares used in diluted per
  Share....................   17,228     17,395      18,058     18,103     18,428     17,702      17,677     17,711
                             =======    =======     =======    =======    =======    =======     =======    =======

                           SPSS INC. AND SUBSIDIARIES

(21) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

     SPSS went on to conduct additional examinations that resulted in various adjustments between 1999 and 2003 including, among other items, adjustments to the Company's income tax provisions and a change in the recognition of license fee revenues from transactions completed by the Company's distribution partners to account for its implied post contract support (PCS) obligations in such transactions. All consolidated financial statements presented for 2002 and the first three quarters of 2003 reflect the restated financials as described in the 2003 Form 10-K filed on July 29, 2004.

                                                                     SCHEDULE II

                                   SPSS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                                                                  ADDITIONS
                                                           -----------------------
                                              BALANCE AT   CHARGED TO                  RESULTING                  BALANCE AT
                                              BEGINNING    COSTS AND    CHARGED TO   FROM BUSINESS                  END OF
DESCRIPTION                                   OF PERIOD     EXPENSES     REVENUES    COMBINATIONS    DEDUCTIONS     PERIOD
-----------                                   ----------   ----------   ----------   -------------   ----------   ----------
2002
Allowance for doubtful accounts, product
  returns, and cancellations................    $4,050        $869        $5,674          $--          $5,464       $5,129
Inventory obsolescence reserve..............        35         120            --           --              91           64
2003
Allowance for doubtful accounts, product
  returns, and cancellations................    $5,129        $421        $1,824          $35          $3,774       $3,635
Inventory obsolescence reserve..............        64         680            --           --             532          212
2004
Allowance for doubtful accounts, product
  returns, and cancellations................    $3,635        $291        $1,061          $--          $2,522       $2,465
Inventory obsolescence reserve..............       212         299            --           --             200          311

   See accompanying report of independent registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 2004.

ITEM 9A.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. SPSS reviews these disclosure controls and procedures on a periodic basis. In connection with this review, SPSS has established a compliance committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The SPSS compliance committee is comprised of the Company's senior legal official, principal accounting officer, senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of the SPSS senior management.

     The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. This evaluation included a review of findings and advice from our independent registered public accounting firm, KPMG LLP, arising in conjunction with its audits of the Company's financial statements for 2003, 2002 and 2001, including the restatement of previously issued financial statements. In connection with these audits, KPMG assessed the internal controls of the Company and its subsidiaries and advised the Company's Audit Committee that certain identified deficiencies collectively constituted a material weakness. The Company's Chief Executive Officer and Chief Financial Officer considered this material weakness and the remedial actions taken by the Company to address this material weakness. A discussion of this material weakness and the Company's remedial actions are set forth in the Company's Annual Report on Form 10-K for fiscal year 2003 filed with the SEC on July 29, 2004, the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 filed with the SEC on July 29, 2004, the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 filed with the SEC on August 9, 2004 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 filed with the SEC on November 4, 2004.

     Further, as discussed below under the section titled "Internal Control Over Financial Reporting," as of this date and as part of our assessment of the effectiveness of internal controls over financial reporting at December 31, 2004, which is still in process, a material weakness regarding the preparation and review of the Company's accounting and disclosure for income taxes was identified.

     Based on this evaluation of the Company's disclosure controls and procedures, because of the matters discussed above, the Company's Chief Executive Officer and Chief Financial Officer believe that as of the end of the period covered by this Annual Report, the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. However, the Company believes that the accompanying financial statements fairly present the financial condition and results of operation for the fiscal years presented in the Annual Report on Form 10-K, and the Company has received an unqualified audit report from KPMG on the consolidated financial statements.

     Internal Control Over Financial Reporting. Management has a responsibility to report on the effectiveness of its internal control over financial reporting. We are in the process of completing our evaluation and testing of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management's Annual Report on Internal Control Over Financial Reporting (required by Item 308(a) of Regulation S-K) and the Attestation Report of the Registered Public Accounting Firm (required by Item 308(b) of Regulation S-K) have not been filed with this Annual Report, and will be added to this

Annual Report by means of an amendment on Form 10-K/A in accordance with the SEC's Exemptive Order providing for a 45-day extension of the filing of these reports. SPSS will utilize this 45-day extension and expects to file these reports with its Form 10-K/A prior to the 45-day deadline.

     As defined by PCAOB Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

     Based on the evaluation and testing completed to date, utilizing criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, SPSS management has identified significant deficiencies in the Company's system of internal controls over financial reporting. As of the date of this filing, management's assessment has identified a material weakness in the Company's accounting and disclosure for income taxes. This material weakness relates to management's assessment of the adequacy of the valuation allowance for deferred tax assets, the calculation of the income tax provisions for certain non-U.S. tax jurisdictions and income tax disclosures.

     While, as of March 16, 2005, management is not aware of any other matters that, individually or in the aggregate, will be deemed to constitute a material weakness, in completing our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, we may identify additional internal control deficiencies, which may be considered material weaknesses. SPSS management and KPMG are continuing their respective assessment and audit of our internal control over financial reporting and expect to report on the effectiveness of the Company's internal control over financial reporting during the 45-day extension referenced above. Upon completion of its assessment and audit of our internal control over financial reporting, we believe that KPMG will issue an adverse opinion with respect to the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. However, the Company believes that the accompanying financial statements fairly present the financial condition and results of operations for the fiscal years presented in this Form 10-K.

     Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting identified in the evaluation that occurred during the Company's fourth quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, in response to the material weakness discussed above, during the first quarter of 2005, the Company has hired additional tax personnel with appropriate international tax expertise. Also during 2005, the Company will continue evaluating additional controls and procedures to further remediate this material weakness, as necessary. Such additional procedures may include enhanced procedures related to the review and validation of information used to compute income taxes, global tax reporting structure and staffing requirements. We believe these actions will strengthen our internal control over financial reporting and address the material weakness relating to income taxes.

     Inherent Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.

ITEM 9B. OTHER INFORMATION

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   BOARD OF DIRECTORS AND MANAGEMENT OF SPSS

OFFICES AND DIRECTORS

     The following table shows information as of March 1, 2005 with respect to each person who is an executive officer or director of SPSS.

NAME                                    AGE                  POSITION
----                                    ---                  --------
Norman Nie............................  61    Chairman of the Board of Directors
Jack Noonan...........................  57    Director, President and Chief
                                              Executive Officer
Raymond H. Panza......................  54    Executive Vice President, Corporate
                                              Operations, Chief Financial Officer,
                                              and Secretary
Jonathan Otterstatter.................  44    Executive Vice President and Chief
                                              Technology Officer
Charles R. Whitchurch(2)..............  58    Director
Merritt Lutz(1)(3)....................  62    Director
Michael Blair(1)(2)...................  60    Director
Promod Haque(3).......................  56    Director
William Binch(1)(2)...................  65    Director
Kenneth Holec.........................  50    Director

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

     Raymond H. Panza, Executive Vice President, Corporate Operations, Chief Financial Officer, and Secretary, joined SPSS in August 2004. From 2001 to 2004, Mr. Panza was the Vice President, Finance of Thomson, a leading provider of technology and service solutions for integrated media and entertainment companies. From 2000 to 2001, Mr. Panza was the Vice President, Chief Financial Officer of Thomson's Digital and New Media Services business units. From 1997 to 1999, he was the Vice President, Investments and Alliances of Ameritech Corporation, and from 1995 to 1997, he was the Vice President and Chief Financial Officer of Ameritech's Custom Business Services. Mr. Panza served as the Vice President, Controller and Principal Accounting Officer at DQE and its subsidiary, Duquesne Light Company, from 1990 to 1995. Mr. Panza was the Assistant Controller at Squibb Corporation from 1989 to 1990, the Vice President -- Controller of RKO General, Inc. from 1985 to 1989, and held various positions at Gulf Oil Corporation from 1975 to 1985. He is a Certified Public Accountant and holds M.S. and B.S. degrees in accounting from The Pennsylvania State University.

     Jonathan Otterstatter, Executive Vice President and Chief Technology Officer, joined SPSS following the merger with ShowCase Corporation in February 2001. Mr. Otterstatter was with ShowCase from 1994 until 2001 and, from 1999 to 2001, served as Senior Vice President, Technology and Services and a member of its executive committee. Mr. Otterstatter was with IBM from 1983 to 1994 where in his last position he was responsible for the AS/400 software platform, including the system software plan and the system design control group. He holds an M.S. degree in management of technology from the Massachusetts Institute of Technology and a B.S. degree in computer science from the University of Wisconsin at LaCrosse.

     Charles R. Whitchurch has been a director of SPSS Inc. since October 2003. Since September 1991, Mr. Whitchurch has served as the Chief Financial Officer and Treasurer of Zebra Technologies Corporation. From 1981 until September 1991, he served as Vice President, Finance of Corcom, Inc., a technology company specializing in the control of radio frequency interference. In addition, Mr. Whitchurch previously held positions as Chief Financial Officer of Resinoid Engineering Corporation and as a Corporate Services Officer with Harris Bank in Chicago. He holds a bachelors degree in economics (Phi Beta Kappa) from Beloit College and an MBA from Stanford University.

     Merritt Lutz has been a Director of SPSS since 1988. He is currently an Advisory Director of Morgan Stanley, managing its strategic technology investments and partnerships. Previously, he was President of Candle Corporation, a worldwide supplier of systems software from, 1989 to 1993. Mr. Lutz is a Director of Interlink Electronics, Inc. (NASDAQ: LINK) and three privately held software companies: SendMail, ThruPoint and Business Engine Software. He is a former Director of Information Technology Association of America and the NASD Industry Advisory Committee. Mr. Lutz holds a bachelors and masters degree from Michigan State University.

     Michael Blair has been a Director of SPSS since July 1997. On November 15, 2004, Mr. Blair retired as a payroll business co-leader at Hewitt Associates, Inc., a global human resources outsourcing and consulting firm. He joined Hewitt after Hewitt's 2003 acquisition of Cyborg Systems, Inc. Before assuming that role, Mr. Blair served as the Chairman, Chief Executive, and founder of Cyborg Systems, Inc., a human resource management software company that he founded in 1974. Mr. Blair currently is a director of Computer Corporation of America, Repository Technologies, Inc., Showingtime.com and Delaware Place Bank. He is a board member and past president of the Chicago Software Association and a board member of the Hinsdale Hospital Foundation. Mr. Blair holds a bachelors degree in mathematics with a minor in physics from the University of Missouri.

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

     William Binch has been a director of SPSS since the merger with ShowCase Corporation in February 2001. Mr. Binch was a director of ShowCase from 1999 until the merger with SPSS. Mr. Binch is a professional independent director with extensive experience in worldwide sales, enterprise applications and analytics. He serves as a member of the Board of Directors of three other companies: SeeCommerce (Executive Chairman), Medefinance, Inc. and Saama Technologies, Inc. Previously, Mr. Binch was senior vice president at Hyperion/Arbor from July 1997 to May 1999. He was a senior executive at Business Objects and Prism, two business intelligence and data warehousing companies. Mr. Binch served for five years at

Oracle, finally as vice president of strategic accounts. He has held executive sales positions at IBM, Itel and Fortune Systems.

     Kenneth Holec has been a director of SPSS since the merger with ShowCase Corporation in February 2001. Mr. Holec was the president and chief executive officer and a member of the board of directors of ShowCase from November 1993 until the merger with SPSS. From 1985 to 1993, he was President and Chief Executive Officer of Lawson Software, a provider of high-end financial and human resource management software solutions. Currently, Mr. Holec is a Managing Partner at TripleTree, a boutique investment bank, a Director of Stellent, Inc., a maker of Web-based content management products, a Director of SwiftKnowledge and a Director of Talent Networks.

     The SPSS Board of Directors is divided into three classes serving staggered three-year terms. Mr. Binch, Mr. Whitchurch and Dr. Nie are each serving a three-year term expiring at the 2005 annual meeting. Mr. Noonan, Dr. Haque and Mr. Blair are each serving a three-year term expiring at the 2006 annual meeting. Mr. Lutz and Mr. Holec are each serving a three-year term expiring at the 2007 annual meeting. The executive officers named herein have terms expiring at the next annual meeting or when their successors are duly elected and qualified.

AUDIT COMMITTEE

     The SPSS Board of Directors has established an Audit Committee of the Board for the purpose of overseeing the accounting and financial reporting process of SPSS and the financial audits of SPSS. The functions of the Audit Committee include (a) assisting the SPSS Board of Directors in its oversight of the quality and integrity of the Company's internal controls over financial reporting and internal audit function; (b) the appointment, replacement, compensation and oversight of the Company's independent auditors; (c) approving services provided by the Company's independent auditors before those services are rendered and evaluating the possible effect the performance of such services will have on the auditors' independence; (d) reviewing the Company's financial disclosure documents and discussing these documents with both management and the Company's independent auditors prior to public release; (e) establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; (f) discussing with management the Company's process for managing business and financial risk; and (g) assisting the Company in complying with significant applicable legal, ethical and regulatory requirements.

     The three members of the Audit Committee are Charles R. Whitchurch, Michael Blair and William Binch. The Board has determined that each of Mr. Whitchurch, Mr. Blair and Mr. Binch has sufficient knowledge and literacy in financial and accounting matters to serve on the Audit Committee. The Board has also determined that Mr. Whitchurch, the chairman of the Audit Committee, qualifies as an "audit committee financial expert." Each of Mr. Whitchurch, Mr. Blair and Mr. Binch qualifies as an independent Board member under the applicable rules. In connection with the passage of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission has amended the definition of audit committee "independence" under the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. Further, the Nasdaq National Market has amended the definition of "independence" set forth in its listing standards. The Board has determined that each of Mr. Whitchurch, Mr. Blair and Mr. Binch satisfies the definition of independence under both the Exchange Act and the Nasdaq listing standards. The Board made each of the above determinations based on information that the Company requested from each member of the Audit Committee regarding his experience with financial and accounting matters.

STOCKHOLDER NOMINATIONS

     No changes have been made to the procedures by which SPSS stockholders may recommend nominees to the SPSS Board of Directors. Suggestions for candidates must be made in writing and mailed to the Nominating Committee, care of the Secretary of the Company at the Company's principal executive offices. Nominations must be submitted in a manner consistent with the Company's By-laws. The Company will furnish a copy of the By-laws to any person, without charge, upon written request directed to the Secretary of the Company at the Company's principal executive offices. Each candidate suggestion made by an SPSS stockholder must include the following:

     - the candidate's name, contact information, detailed biographical material, qualifications and an explanation of the reasons why the stockholder believes that this candidate is qualified for service on the SPSS Board of Directors;

     - all information relating to the candidate that is required to be disclosed in solicitations of proxies for elections of directors in an election contest, or as otherwise required, under the securities laws;

     - a written consent of the candidate to being named in a Company proxy statement as a nominee and to serving as a director if elected; and

     - a description of any arrangements or undertakings between the stockholder and the candidate regarding the nomination.

     The Nominating Committee will evaluate all stockholder-recommended candidates on the same basis as any other candidate.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the SPSS directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the Company's equity securities. SPSS believes, during fiscal year 2004, that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, SPSS has relied upon examination of the copies of Forms 3, 4 and 5 provided to the Company and the written representations of its directors, officers and 10% stockholders.

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

     SPSS intends to satisfy its obligation to disclose any amendment to or waiver of a provision of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions by (a) disclosing such information on a Form 8-K filed within four (4) business days of the date of such amendment or waiver and (b) posting such information on its website at http://www.spss.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables show (a) the compensation paid or accrued by SPSS to the Chief Executive Officer, and each of the executive officers of SPSS, other than the CEO, serving on December 31, 2004 (the "named executive officers") for services rendered to SPSS in all capacities during 2002, 2003 and 2004, (b) information relating to option grants made to the named executive officers in 2004 and (c) certain information relating to options held by the named executive officers. SPSS made no grants of freestanding stock appreciation rights ("SARs") in 2002, 2003 or 2004, nor did SPSS make any awards in 2002, 2003 or 2004 under any long-term incentive plan.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                                                             -----------------------------------
                                              ANNUAL COMPENSATION                     AWARDS             PAYOUTS
                                     -------------------------------------   -------------------------   -------
                                                                             RESTRICTED    SECURITIES
                                        SALARY                OTHER ANNUAL     STOCK       UNDERLYING     LTIP
                                     COMPENSATION    BONUS    COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS   ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR       ($)          ($)         ($)           ($)          (#)(1)        ($)        ($)
---------------------------   ----   ------------   -------   ------------   ----------   ------------   -------   ---------
Jack Noonan,................  2004     345,000       94,000(2)      None         None       140,000       None          None
  President and Chief         2003     320,000      168,063(3)      None         None        73,144(4)    None          None
  Executive Officer           2002     310,000      159,125        None        55,800(5)     70,000       None          None
Raymond H. Panza,(6)........  2004     335,000(7)    41,750(8)      None         None       190,000       None        10,000(9)
  Executive Vice              2003         n/a          n/a         n/a           n/a           n/a        n/a           n/a
  President, Corporate        2002         n/a          n/a         n/a           n/a           n/a        n/a           n/a
  Operations, Chief
  Financial Officer and
  Secretary
Edward Hamburg,(10).........  2004     245,000(11)   40,000(12)      None        None        40,000       None          None
  Former Executive Vice       2003     231,000       62,125(13)      None        None        40,979(14)   None          None
  President, Corporate        2002     224,000       59,000        None        55,800(15)    40,000       None          None
  Operations, Chief
  Financial Officer and
  Secretary
Brian Zanghi,(16)...........  2004     280,000(17)   50,000(18)     4,421(19)     None       40,000       None          None
  Former Executive Vice       2003     250,000      102,500(20)     6,190(21)     None       40,000       None          None
  President and Chief         2002     250,000       52,500      72,000(22)      None       145,000       None          None
  Operating Officer
Jonathan Otterstatter.......  2004     245,000       40,000(23)      None        None        80,000       None          None
  Executive Vice President    2003     231,000       61,250(24)      None        None        40,000       None          None
  and
  Chief Technology Officer    2002     210,000       51,688        None          None        40,000       None          None
John Shap...................  2004     240,000       87,541        None          None          None       None          None
  Senior Vice President,      2003     240,000(25)     None        None          None        85,000       None          None
  Worldwide Sales             2002         n/a          n/a         n/a           n/a           n/a        n/a           n/a

---------------

 (1) Amounts reflected in this column are for grants of stock options for the common stock of SPSS. No stock appreciation rights have been issued by SPSS.

 (2) $94,000 of the total bonus paid to Mr. Noonan during 2004 represents a bonus earned in fiscal year 2003.

 (3) $38,750 of the total bonus paid to Mr. Noonan during 2003 represents a bonus earned in fiscal year 2002.

 (4) Securities Underlying Options/SARs for Mr. Noonan in fiscal year 2003 include 3,144 "reload" options granted after he surrendered shares of SPSS common stock to pay the exercise price of his options.

 (5) On February 12, 2002, Mr. Noonan received a grant of 3,000 shares of restricted common stock. The value of this restricted common stock was determined by multiplying the closing price of SPSS common stock on the date of grant ($18.60) by the number of shares of common stock underlying the restricted stock award. As of December 31, 2002, the value of this restricted common stock, based on the closing price of SPSS common stock on that date ($13.99) was $41,970. The restriction on these shares of common stock lapsed on January 1, 2003. Dividends on these shares will be paid in accordance with the Company's regular dividend policy.

 (6) Effective as of August 16, 2004, Mr. Panza was appointed by the SPSS Board of Directors to serve as the Company's Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary.

 (7) Mr. Panza's annual base salary is $335,000. However, for the period from August 16, 2004 (the commencement date of Mr. Panza's employment with SPSS) through December 31, 2004, the actual amount of compensation paid by SPSS to Mr. Panza was $125,625.

 (8) $25,000 of the bonus paid to Mr. Panza during fiscal year 2004 represents the first installment of the $100,000 sign-on bonus granted to Mr. Panza in connection with the commencement of his employment with SPSS. The payment terms of this sign-on bonus are set forth in the Mr. Panza's employment agreement described under the section titled "Employment Agreements" below.

 (9) Prior to the commencement of Mr. Panza's employment with SPSS, Mr. Panza provided consulting services to SPSS and received $10,000 in consideration of such services. The terms of the consulting arrangement between SPSS and Mr. Panza are described under the section titled "Consulting Agreements" below.

(10) Dr. Hamburg retired and resigned from his position as the Company's Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, effective as of August 16, 2004. Dr. Hamburg continued to serve as an executive officer of SPSS until December 31, 2004. Since January 1, 2005, Dr. Hamburg has served as a non-executive employee of SPSS.

(11) $153,125 of the salary payments made to Dr. Hamburg during fiscal year 2004 represent payments made in consideration of Dr. Hamburg's service as the Company's Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary from January 1, 2004 through August 16, 2004. $91,875 of the salary payments made to Dr. Hamburg during fiscal year 2004 represent payments made in consideration of Dr. Hamburg's service as an Executive Vice President of SPSS from August 17, 2004 through December 31, 2004. The terms by which Dr. Hamburg received payments as an Executive Vice President from August 17, 2004 through December 31, 2004 are set forth in Dr. Hamburg's employment agreement described under the section titled "Employment Agreements" below.

(12) $40,000 of the total bonus paid to Dr. Hamburg during 2004 represents a bonus earned in fiscal year 2003.

(13) $14,000 of the bonus paid to Dr. Hamburg during 2003 represents a bonus earned in fiscal year 2002.

(14) Securities Underlying Options/SARs for Dr. Hamburg in fiscal year 2003 include 979 "reload" options granted to him after he surrendered shares of SPSS common stock to pay the exercise price of his options.

(15) On February 12, 2002, Dr. Hamburg received a grant of 3,000 shares of restricted common stock. The value of this restricted common stock was determined by multiplying the closing price of SPSS common stock on the date of grant ($18.60) by the number of shares of common stock underlying the restricted stock award. As of December 31, 2002, the value of this restricted common stock, based on the closing price of SPSS common stock on that date ($13.99) was $41,970. The restriction on these shares of common stock lapsed on January 1, 2003. Dividends on these shares will be paid in accordance with the Company's regular dividend policy.

(16) Mr. Zanghi resigned from his position as the Company's Executive Vice President and Chief Operating Officer, effective as of July 1, 2004. Mr. Zanghi continued to serve as an employee of SPSS until February 19, 2005.

(17) $140,000 of the salary payments made to Mr. Zanghi during fiscal year 2004 represent payments made in consideration of Mr. Zanghi's service as the Company's Executive Vice President and Chief Operating Officer from January 1, 2004 through July 1, 2004. $140,000 of the salary payments made to Mr. Zanghi during fiscal year 2004 represent payments made in consideration of Mr. Zanghi's service in an executive staff position at SPSS from July 2, 2004 through December 31, 2004. The terms by which Mr. Zanghi received payments for service in an executive staff position at SPSS are set forth in Mr. Zanghi's Employment Separation Agreement and Release described under the section titled "Separation Agreement with Brian Zanghi" below.

(18) $50,000 of the total bonus paid to Mr. Zanghi during 2004 represents a bonus earned in fiscal year 2003.

(19) During 2004, SPSS forgave Mr. Zanghi's obligation to make interest payments in the aggregate amount of $4,421 owed with respect to his indebtedness to NetGenesis Corp. and assumed by SPSS following the merger of the two companies. See Item 13 under the section titled "Transactions with Brian Zanghi."

(20) $25,000 of the bonus paid to Mr. Zanghi during 2003 represents a bonus earned in fiscal year 2002.

(21) During 2003, SPSS forgave Mr. Zanghi's obligation to make interest payments in the aggregate amount of $6,190 owed with respect to his indebtedness to NetGenesis Corp. and assumed by SPSS following the merger of the two companies. See Item 13 under the section titled "Transactions with Brian Zanghi."

(22) During 2002, SPSS forgave Mr. Zanghi's obligation to make interest payments in the aggregate amount of $7,000 owed with respect to his indebtedness to NetGenesis Corp. and assumed by SPSS following the merger of the two companies. See Item 13 under the section entitled "Transactions with Brian Zanghi." He received a $65,000 sign-on bonus.

(23) $40,000 of the total bonus paid to Mr. Otterstatter during 2004 represents a bonus earned in fiscal year 2003.

(24) $13,125 of the bonus paid to Mr. Otterstatter during 2003 represents a bonus earned in fiscal year 2002.

(25) Mr. Shap became an employee of SPSS on December 15, 2003. Mr. Shap's annual base salary for 2003 was $240,000. However, for the period from December 15, 2003 (the commencement date of Mr. Shap's employment with SPSS) through December 31, 2003, the actual amount of compensation paid by SPSS to Mr. Shap was $11,000.

     The following table shows the number of options to purchase common stock granted to each of the named executive officers during 2004.

                2004 OPTION/STOCK APPRECIATION RIGHTS GRANTS(1)

                                       INDIVIDUAL GRANTS                             POTENTIAL REALIZABLE VALUE AT
                         NUMBER OF     PERCENT OF TOTAL                                 ASSUMED ANNUAL RATES OF
                         SECURITIES      OPTIONS/SARS      EXERCISE     LATEST       STOCK PRICE APPRECIATION FOR
                         UNDERLYING       GRANTED TO       OR BASE     POSSIBLE             OPTION TERM(6)
                        OPTIONS/SARS     EMPLOYEES IN       PRICE     EXPIRATION     -----------------------------
NAME                    GRANTED (#)          2004           ($/SH)       DATE            5%($)          10%($)
----                    ------------   -----------------   --------   ----------     -------------   -------------
Jack Noonan...........     70,000             9.48%         $21.10    02/01/2014(2)   $  928,877      $2,353,958
                           70,000             9.48%          15.98    12/20/2014(3)      703,482       1,782,760
Raymond H. Panza......    150,000            20.32%          13.82    10/27/2014(4)    1,303,699       3,303,828
                           15,000             2.03%          15.98    12/20/2014(3)      150,746         382,020
                           25,000             3.39%          15.98    12/20/2014(5)      251,243         636,700
Edward Hamburg........     40,000             5.42%          21.10    02/01/2014(2)      530,787       1,345,199
Brian Zanghi..........     40,000             5.42%          21.10    02/01/2014(2)      530,787       1,345,199
Jonathan
  Otterstatter........     40,000             5.42%          21.10    02/01/2014(2)      530,787       1,345,199
                           40,000             5.42%          15.98    12/20/2014(3)      401,989       1,018,720
John Shap.............          0              n/a             n/a           n/a             n/a             n/a

---------------

(1) Pursuant to authority granted under the Company's Amended and Restated 2002 Equity Incentive Plan, the SPSS Board of Directors may grant additional options to certain option holders in the event that such option holders pay the exercise price of their options or any applicable withholding taxes by surrendering shares of SPSS common stock. In certain cases, the Board has granted "reload" options at the then current market price in an amount equal to the number of shares of SPSS common stock that the option holder surrendered.

(2) This option grant was made on February 2, 2004 and has a four-year vesting schedule pursuant to which 2.09% of the total option becomes exercisable on March 2, 2004 and an additional 2.09% becomes exercisable at the conclusion of each month thereafter throughout the first, second, third and fourth years following the vesting commencement date.

(3) This option grant was made on December 21, 2004 and has a four-year vesting schedule pursuant to which 2.09% of the total option becomes exercisable on January 21, 2005 and an additional 2.09% becomes exercisable at the conclusion of each month thereafter throughout the first, second, third and fourth years following the vesting commencement date.

(4) This option grant was made on October 28, 2004 and has a vesting schedule that provides that 25% of the total option will become exercisable on August 16, 2005, an additional 2.09% will become exercisable at the conclusion of each month of the first, second and third calendar years following August 16, 2005 and an additional 1.85% will become exercisable at the conclusion of the final month of the third year following August 16, 2005.

(5) This option grant was made on December 21, 2004 and has a seven-year cliff vesting schedule pursuant to which the option shall vest in full on December 21, 2011, the seventh (7th) anniversary of the grant date. However, this seven-year cliff vesting schedule is subject to acceleration on January 1, 2006 if the SPSS Board of Directors determines that certain performance criteria were achieved for the year ended December 31, 2005. If vesting is accelerated, the vesting schedule shall be as follows: 25% of the total option will become exercisable on the first anniversary of the grant date, an additional 2.09% of the number of shares originally covered by the option on the first day following the conclusion of each month in the second, third and fourth years following the grant date (other than the final month of the fourth year following the grant date); and an additional 1.85% of the number of shares originally covered by the option on the first day following the conclusion of the final month of the fourth year following the grant date.

(6) In satisfaction of applicable SEC regulations, the table shows the potential realizable values of these options, upon their latest possible expiration date, at arbitrarily assumed annualized rates of stock price appreciation of five and ten percent over the term of the options. The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options at the end of the ten-year period starting with their vesting commencement dates, based on the assumptions shown above. Because actual gains will depend upon the actual dates of exercise of the options and the future performance of the common stock in the market, the amounts shown in this table may not reflect the values actually realized. No gain to the named executive officers is possible without an increase in stock price which will benefit all stockholders proportionately. Actual gains, if any, on option exercises and common stock holdings are dependent on the future performance of the common stock and general stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved, or that the stock price will not be lower or higher than projected at five and ten percent assumed annualized rates of appreciation.

        AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN 2004 AND
                YEAR-END OPTION/STOCK APPRECIATION RIGHT VALUES

                                                            NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED IN-
                                                               OPTIONS/SARS AT         THE-MONEY OPTIONS/SARS
                               SHARES         VALUE            YEAR-END (#)(1)          AT YEAR-END ($)(1)(2)
                            ACQUIRED ON    REALIZED ($)   -------------------------   -------------------------
NAME                        EXERCISE (#)      (1)(3)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                        ------------   ------------   -------------------------   -------------------------
Jack Noonan...............     55,000        $139,792          462,684/231,537            $105,695/$37,805
Raymond H. Panza..........       None             N/A               --/190,000            $     0/$273,000
Edward Hamburg............     25,000        $ 78,925          207,309/ 88,670            $ 45,247/$21,603
Brian Zanghi..............       None             N/A          115,249/109,751            $ 19,997/$21,603
Jonathan Otterstatter.....       None             N/A          127,061/128,995            $130,471/$21,603
John Shap.................       None             N/A            21,250/63,750            $           0/$0

---------------

(1) All information provided is with respect to stock options. No stock appreciation rights have been issued by SPSS.

(2) These amounts have been determined by multiplying the aggregate number of options by the difference between $15.64, the closing price of the common stock on the Nasdaq National Market on December 31, 2004, and the exercise price for that option.

(3) These amounts have been determined by multiplying the aggregate number of options exercised by the difference between the closing price of the common stock on the Nasdaq National Market on the date of exercise and the exercise price for that option.

COMPENSATION OF DIRECTORS

     During fiscal year 2004, the non-employee directors serving on the SPSS Board of Directors were entitled to receive cash compensation pursuant to the Company's standard Board compensation arrangement. Pursuant to this standard arrangement, each director received compensation during fiscal year 2004 in the amounts set forth below:

     - The Chairman of the Board was entitled to receive $80,000 annually for services rendered in this capacity. All non-employee directors serving on the Board, including the Chairman, were each entitled to receive $30,000 annually for their Board service. Norman Nie received $110,000 for both his service as Chairman of the Board and his additional Board service during fiscal year 2004. Michael Blair, William Binch, Kenneth Holec, Merritt Lutz, Charles R. Whitchurch and Promod Haque each received $30,000 for Board service during fiscal year 2004.

     - The Chairman of the Audit Committee was entitled to receive $40,000 annually for services rendered in this capacity, and the additional members of the Audit Committee were each entitled to receive $20,000 annually for their service as Audit Committee members. Mr. Whitchurch received $40,000 for his service as the Chairman of the Audit Committee during fiscal year 2004. Mr. Blair and Mr. Binch each received $20,000 for their service as members of the Audit Committee during fiscal year 2004.

     - The Chairman of the Compensation Committee was entitled to receive $10,000 annually for services rendered in this capacity, and the additional members of the Compensation Committee were each entitled to receive $5,000 annually for their service as Compensation Committee members. Mr. Binch received $10,000 for service as the Chairman of the Compensation Committee during fiscal year 2004. Mr. Lutz and Mr. Blair each received $5,000 for their service as members of the Compensation Committee during fiscal year 2004.

     - The members of the Nominating Committee were each entitled to receive $5,000 annually for their service as Nominating Committee members. The Chairman of the Nominating Committee was not entitled to receive any additional compensation for services rendered in this capacity. Dr. Haque and Mr. Lutz each received $5,000 for their service as members of the Nominating Committee during fiscal year 2004.

     In addition to the cash compensation set forth above, during fiscal year 2004, the non-employee directors serving on the SPSS Board of Directors in July 1, 2004 were entitled to receive an option to purchase 5,000 shares of SPSS common stock as a formula grant under the Company's Amended and Restated 2002 Equity Incentive Plan.

     Each director was also reimbursed by SPSS for all reasonable expenses incurred in connection with services provided as a director.

     During 2004, one of the non-employee directors received additional compensation as follows: Norman Nie received compensation in the amount of $140,000 for consulting work on a part-time basis. See the Section titled "Consulting Agreements," below, for further information on compensation paid to Dr. Nie for these services.

EMPLOYMENT AGREEMENTS

     Employment Agreement with Jack Noonan. SPSS amended and restated its employment agreement with Jack Noonan, the Company's President and Chief Executive Officer, effective as of March 1, 2005. This employment agreement provides the terms of Mr. Noonan's employment with SPSS in these capacities. Unless otherwise terminated, this agreement automatically will renew on a yearly basis. The agreement provides Mr. Noonan with an annual base salary of $345,000 and an annual incentive bonus target equal to

$345,000. Mr. Noonan's salary and bonus will be reviewed by the Compensation Committee of the SPSS Board of Directors on an annual basis. The employment agreement provides participation in the SPSS equity incentive plan on the same terms as other executive officers of SPSS. Mr. Noonan is also entitled to reimbursement for all reasonable business expenses, five (5) weeks paid vacation per year, ten (10) days of sick leave per year and participation in the SPSS employee benefit plans on the same terms as other executive officers of SPSS. In the event SPSS terminates Mr. Noonan's employment without cause or Mr. Noonan terminates his employment for good reason, Mr. Noonan will receive: (i) full salary and benefits during the notice period, (ii) all earned but unpaid salary plus any earned and/or awarded but unpaid cash incentive, (iii) a prorated bonus for the fiscal quarter in which Mr. Noonan's employment was terminated, (iv) accrued vacation pay, (v) reimbursement of expenses, (vi) a lump sum payment equal to eighteen (18) months of base salary and bonus payment, (vii) continued benefits or the functional equivalent thereof for a period of 36 months following his employment, (viii) professional outplacement services, (ix) continued use of a company mobile telephone, company telephone number and voice mail and company e-mail for a period of not less than ninety (90) days, (x) acceptable employment references from SPSS and (xi) immediate accelerated vesting with regard to all previously unvested stock options owned by Mr. Noonan or equivalent compensation for such options. The employment agreement includes a change of control provision which provides that, in the event SPSS is acquired by a private company, Mr. Noonan will be entitled to immediate vesting of all of his outstanding equity incentives and, in exchange for the underlying stock, a cash payment by the surviving entity. In the event SPSS is acquired by a public company, Mr. Noonan will be entitled to immediate vesting of all of his outstanding equity incentives and, in exchange for the underlying stock, a proportionate share of the transaction consideration to be paid by the surviving entity in connection with the change of control. If Mr. Noonan's employment is terminated without cause, Mr. Noonan resigns for good reason or a constructive termination occurs prior to the one year anniversary of such change of control, Mr. Noonan will be entitled to all amounts (described above) to which he otherwise would be entitled if SPSS terminated his employment without cause. Mr. Noonan has agreed to preserve as confidential all of the SPSS confidential property and to abstain from competing with SPSS during his employment and for a period of one (1) year after employment ceases. SPSS has agreed to provide Mr. Noonan with directors' and officers' liability coverage both during and after the termination of Mr. Noonan's employment with SPSS (unless Mr. Noonan is terminated for cause).

     Employment Agreement with Raymond H. Panza. Mr. Panza was appointed as the Company's Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary effective as of August 16, 2004. SPSS and Mr. Panza subsequently entered into an employment agreement, dated as of August 16, 2004, that provides the terms of Mr. Panza's employment with SPSS in these capacities. Unless otherwise terminated, this agreement automatically will renew on a yearly basis. The agreement provides Mr. Panza with an annual base salary of $335,000 and an annual incentive bonus target equal to no less than 40% of his base salary (with actual payout dependent on SPSS performance measured against defined metrics). Mr. Panza's salary and bonus will be reviewed by the Compensation Committee of the SPSS Board of Directors on an annual basis. The employment agreement provides for an initial option grant for fiscal year 2004 and continued participation in the SPSS equity incentive plan in future years on the same terms as other executive officers of SPSS. Mr. Panza is also entitled to a one-time sign-on bonus of $100,000 payable in four (4) equal quarterly installments, reimbursement for all reasonable business expenses, five (5) weeks paid vacation per year, ten (10) days of sick leave per year and participation in the SPSS employee benefit plans on the same terms as other executive officers of SPSS. In the event SPSS terminates Mr. Panza's employment without cause or Mr. Panza terminates his employment for good reason, Mr. Panza will receive: (i) full salary and benefits during the notice period, (ii) all earned but unpaid salary plus any earned and/or awarded but unpaid cash incentive, (iii) a prorated bonus for the fiscal quarter in which Mr. Panza's employment was terminated, (iv) accrued vacation pay, (v) reimbursement of expenses, (vi) a lump sum payment equal to eighteen (18) months of base salary and bonus payment,
(vii) continued benefits or the functional equivalent thereof for a period of 36 months following his employment, (viii) professional outplacement services, (ix) any unpaid sign-on bonus, (x) continued use of a company mobile telephone, company telephone number and voice mail and company e-mail for a period of not less than ninety (90) days, (xi) acceptable employment references from SPSS and
(xii) immediate accelerated vesting with regard to all previously unvested stock options owned by Mr. Panza or equivalent compensation for such options. The employment agreement includes a change of control provision which provides that, in the event SPSS is acquired by a private company, Mr. Panza will be entitled to immediate vesting of all of his outstanding equity incentives and, in exchange for the underlying stock, a cash payment by the surviving entity. In the event SPSS is acquired by a public company, Mr. Panza will be entitled to immediate vesting of all of his outstanding equity incentives and, in exchange for the underlying stock, a proportionate share of the transaction consideration to be paid by the surviving entity in connection with the change of control. If Mr. Panza's employment is terminated without cause, Mr. Panza resigns for good reason or a constructive termination occurs prior to the one year anniversary of such change of control, Mr. Panza will be entitled to all amounts (described above) to which he otherwise would be entitled if SPSS terminated his employment without cause. Mr. Panza has agreed to preserve as confidential all of the SPSS confidential property and to abstain from competing with SPSS during his employment and for a period of one (1) year after employment ceases. SPSS has agreed to provide Mr. Panza with directors' and officers' liability coverage both during and after the termination of Mr. Panza's employment with SPSS (unless Mr. Panza is terminated for cause).

     Employment Agreement with Edward Hamburg. On August 16, 2004, Edward Hamburg retired and resigned as the Company's Executive Vice President for Corporate Operations, Chief Financial Officer and Corporate Secretary (the "CFO Position"). From August 16, 2004 through December 31, 2004, Dr. Hamburg was employed as an Executive Vice President of SPSS. Effective January 1, 2005 through January 31, 2007, SPSS will employ Dr. Hamburg as a non-executive employee. SPSS and Dr. Hamburg have entered into an employment agreement, dated as of August 16, 2004, setting forth the terms and conditions of his continued employment with SPSS. Under the terms of the agreement, from August 16, 2004 through January 31, 2005, Dr. Hamburg received a monthly salary equal to the monthly amount that he received when serving in the CFO Position. From February 1, 2005 through January 31, 2007, Dr. Hamburg is entitled to receive $17,625 per month for his services. Pursuant to this employment agreement, Dr. Hamburg was eligible to receive a bonus payment under the terms of the SPSS 2004 management bonus plan for all periods ending on or before December 31, 2004. Dr. Hamburg will continue to be eligible to participate in both the SPSS equity incentive program and the SPSS employee benefit plans on the same terms as all other SPSS employees while his employment with SPSS continues. Under the terms of the agreement, Dr. Hamburg's employment with SPSS may be terminated by SPSS for cause or by either SPSS or Dr. Hamburg without cause: (a) upon mutual written agreement; or (b) if Dr. Hamburg accepts employment with another organization. If either SPSS or Dr. Hamburg terminates the employment agreement without cause, Dr. Hamburg will receive a severance payment equal to the sum of the salary payments to which he otherwise would be entitled from the date of such termination through January 31, 2007. The employment agreement includes a change of control provision which provides that, if Dr. Hamburg's employment is terminated by a surviving entity without cause prior to the one (1) year anniversary of such change of control, he will be entitled to: (a) immediate vesting of all outstanding equity incentives owned by him or, in the event SPSS is acquired by a public company, he may choose between immediate vesting or conversion into equity incentives of the surviving company; and (b) a severance payment equal to the severance payment described above that Dr. Hamburg would receive if SPSS terminated his employment without cause. If Dr. Hamburg's employment is not terminated following a change of control, the employment agreement will remain in full force and effect.

CONSULTING AGREEMENTS

     SPSS entered into a consulting arrangement, dated August 2, 2004, with Raymond H. Panza. Pursuant to this consulting arrangement, Mr. Panza provided SPSS with general consulting services, including without limitation, reviewing the Company's financial information, advising the Company's financial department with regard to this financial information and assisting the Company with the structure of its financial department. Mr. Panza received $10,000 from SPSS in consideration of such services. This consulting agreement included the Company's standard restrictions regarding the disclosure of confidential information. This consulting arrangement terminated on August 13, 2004, prior to the commencement of Mr. Panza's employment with SPSS.

     SPSS entered into a consulting agreement (the "Nie Consulting Agreement"), dated as of June 1, 2003, with Norman H. Nie Consulting L.L.C., an Illinois Limited Liability Company ("Nie Consulting"). Pursuant to the Nie Consulting Agreement, Nie Consulting is to provide services to SPSS both to assist SPSS in re-engineering certain of its business processes and to assist SPSS on various matters relating to the Company's business. The Nie Consulting Agreement provides that it shall continue in effect until either Nie Consulting or SPSS gives a written notice of termination at least fifteen (15) days in advance of such termination. The Nie Consulting Agreement also provides that Nie Consulting is to receive monthly compensation in the amount of $10,000 per month, provided that from September 2003 through and including January 2004, Nie Consulting is to receive monthly compensation in the amount of $15,000 per month. In addition, Nie Consulting shall be entitled to reimbursement of reasonable out-of-pocket expenses incurred in performing the consulting services. The Nie Consulting Agreement requires that Nie Consulting refrain from disclosing confidential information about SPSS during the term of the Nie Consulting Agreement and for a period of five (5) years after its expiration. In addition, the Nie Consulting Agreement requires Nie Consulting to abstain from competing with SPSS during its consultancy and for a period of one (1) year after the consultancy ceases. During fiscal year 2004, SPSS paid to Nie Consulting compensation in the amount of $140,000 pursuant to this consulting agreement for services rendered during December 2003 and all of fiscal year 2004.

     On December 22, 2004, SPSS amended its consulting agreement with Nie Consulting, effective as of January 1, 2005. The terms of the Amended and Restated Consulting Agreement, dated as of January 1, 2005, between SPSS and Nie Consulting (the "Amended Consulting Agreement") superseded and replaced the terms of the Nie Consulting Agreement. Pursuant to the Amended Consulting Agreement, Nie Consulting will assist SPSS with product management for the SPSS family of products and will assist the SPSS technology group with the development of statements of work and prioritization of new products and features in the areas of statistics, survey research and text mining. The Amended Consulting Agreement provides that Nie Consulting is to receive compensation for these consulting services in the amount of $15,000 per month. In addition, with the advance approval of the Company's Chief Financial Officer, Nie Consulting shall be entitled to reimbursement for reasonable out-of-pocket expenses incurred in performing the consulting services. The Amended Consulting Agreement shall remain in effect from January 1, 2005 until either Nie Consulting or SPSS gives a written notice of termination at least fifteen (15) days in advance of such termination. SPSS and Nie Consulting agree to discuss, on a quarterly basis, whether the services being provided by Nie Consulting are still needed by SPSS. The Amended Consulting Agreement requires that Nie Consulting refrain from disclosing confidential information about SPSS during the term of the Amended Consulting Agreement and for a period of five (5) years after its expiration. In addition, the Amended Consulting Agreement requires Nie Consulting to refrain from engaging in any business that is competitive with the business of SPSS, engaging, in any manner, in the development, sale, marketing, licensing and/or distribution of any software or related product which is directly competitive with SPSS products or engaging with any customers or clients of SPSS during its consultancy and for a period of one (1) year after the consultancy ceases. Nie Consulting has agreed to assign to SPSS title and interest in any inventions developed by Nie Consulting for SPSS or any invention developed by Nie Consulting using SPSS confidential information.

CHANGE OF CONTROL AGREEMENTS

     The Company's employment agreement with each of Jack Noonan, Raymond Panza and Edward Hamburg provides for certain benefits that may be received by the executive officer following a change of control of SPSS. See the section titled "Employment Agreements," above, for a description of these benefits.

     SPSS entered into a change of control agreement with Jonathan Otterstatter on April 25, 2003 and a change of control agreement with John Shap effective as of December 15, 2003. Each of these agreements provides certain benefits to the relevant executive officer if the executive officer is terminated or constructively terminated following a change of control. Each agreement provides that, if the executive officer is terminated without cause or constructively terminated within two years following a change of control, then the executive officer may receive benefits including (a) a severance package equal to the greater of (i) the aggregate cash compensation received in the immediately preceding fiscal year, or (ii) the aggregate cash compensation scheduled to be received during the current fiscal year; (b) the accelerated vesting of all previously unvested options; and (c) participation in the same health and welfare benefits he or she received at any time within 120 days of the change of control for eighteen (18) months following that date of such termination.

SEPARATION AGREEMENT WITH BRIAN ZANGHI

     Mr. Zanghi resigned from his position as the Executive Vice President and Chief Operating Officer of SPSS effective July 1, 2004. In conjunction with this resignation, SPSS and Mr. Zanghi entered into an Employment Separation Agreement and Release, dated as of July 1, 2004. Pursuant to the terms of this agreement, SPSS agreed to employ Mr. Zanghi in an executive staff position at SPSS from July 2, 2004 through July 31, 2005. Under the terms of this agreement, from July 2, 2004 through September 30, 2004, Mr. Zanghi received a monthly salary equal to the monthly base salary that he received when serving as the Company's Executive Vice President and Chief Operating Officer. Under the terms of this agreement, from October 1, 2004 through July 31, 2005, Mr. Zanghi was entitled to receive $23,333.33 per month for his services. Pursuant to the separation agreement, Mr. Zanghi was eligible to receive a bonus payment under the terms of the SPSS management bonus plan for the fiscal quarter ended June 30, 2004. During Mr. Zanghi employment with SPSS, he was eligible to participate in both the SPSS equity incentive program and certain of the SPSS employee benefit plans. Under the terms of the separation agreement, Mr. Zanghi's employment with SPSS could be terminated by SPSS with or without cause or by Mr. Zanghi (a) upon mutual written agreement with SPSS prior to January 1, 2005 or (b) upon ten (10) days notice after January 1, 2005. If SPSS terminated the separation agreement for cause, Mr. Zanghi would not be entitled to any further payments under the agreement. If SPSS terminated the separation agreement without cause, Mr. Zanghi would be entitled to receive both (a) a payment equal to all of the monthly salary payments that would otherwise be payable to Mr. Zanghi from January 1, 2005 through July 31, 2005 and (b) a severance payment equal to $53,000 after taxes. If Mr. Zanghi terminated the separation agreement, Mr. Zanghi would be entitled to receive both (a) a payment equal to all of the monthly salary payments that would otherwise be payable to Mr. Zanghi from January 1, 2005 through July 31, 2005 and (b) a severance payment equal to $53,000 after taxes. If the separation agreement were to expire on July 31, 2005 according to its terms, Mr. Zanghi would be entitled to receive a severance payment equal to $53,000 after taxes. Under the terms of the separation agreement, within fifteen
(15) days following the termination of Mr. Zanghi's employment with SPSS, Mr. Zanghi was required to pay SPSS the entire outstanding balance of the indebtedness owed by Mr. Zanghi to SPSS. This indebtedness is more fully described in Item 13 under the section titled "Transactions with Brian Zanghi." Mr. Zanghi released SPSS from all claims that Mr. Zanghi had, has or may have against SPSS.

     As of February 2005, pursuant to the terms of this separation agreement, SPSS gave Mr. Zanghi proper notice that SPSS was terminating his employment without cause. SPSS paid to Mr. Zanghi all amounts owed under the separation agreement. In addition, pursuant to the terms of the separation agreement, effective as of February 19, 2005, Mr. Zanghi paid SPSS the entire outstanding balance of the indebtedness owed by Mr. Zanghi to SPSS.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     William Binch, Michael Blair and Merritt Lutz were directors and members of the Compensation Committee during fiscal year 2004. None of the members of the Compensation Committee has ever been an officer or employee of SPSS or any of its subsidiaries.

REPORT OF THE SPSS COMPENSATION COMMITTEE

To:  The Board of Directors and Stockholders of SPSS Inc.:

     During 2003, the Nasdaq National Market, on which our Common Stock trades, amended its listing criteria to implement modified standards of independence for its listed companies' Boards of Directors and Board committees. SPSS maintains a Compensation Committee that satisfies these Nasdaq listing standards.

The Company's Compensation Committee establishes and monitors the Company's compensation philosophy and programs to enhance the link between pay and performance.

  COMPENSATION PHILOSOPHY

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

  COMPENSATION PROCESS AND COMPONENTS

     The components of the Company's compensation program include base salary, cash bonuses and other incentive compensation, stock options and other equity-based compensation as well as other benefit programs. In fiscal year 2004, the Compensation Committee reported to the Board its conclusions regarding compensation for the executive officers, and the Board approved and concurred in these conclusions in all respects. With respect to both Company officers other than the executive officers and other Company employees, the Compensation Committee has determined the framework within which compensation decisions will be made and has delegated to the Company's Chief Executive Officer the authority to make compensation decisions regarding these officers and employees, subject to review and approval by the Compensation Committee.

  Base Salary

     Base salary is intended to provide a fixed level of compensation reflecting the scope and nature of basic job responsibilities. The Compensation Committee grants salary increases, if appropriate, after a review of individual performance and an assessment of the relative competitiveness of the current salary. In keeping with the goal of unifying the interests of the Company's executive officers and its stockholders, base salary is designed to represent a relatively small portion of the total compensation that the executives have the potential to earn each year. However, depending upon (i) success in achieving the performance goals which govern the executive officers' right to receive bonuses, and (ii) the extent to which enhanced performance has increased the value of equity-based compensation, base salary could represent a majority of the compensation actually received by an executive officer in any given year.

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

     In 2004, Mr. Noonan received approximately twice the number of stock options received by the other policy-making senior executives. The Compensation Committee approved the following two stock option grants to Mr. Noonan: (i) a grant of an option to purchase 70,000 shares at $21.10 per share effective February 2, 2004 and (ii) a grant of an option to purchase 70,000 shares at $15.98 per share on December 21, 2004. These options vested ratably over a four-year vesting schedule, beginning at the conclusion of the first month following the grant date. These options were granted with the same vesting schedule applied to options granted to other named executive officers, which vesting schedule was deemed appropriate by the Compensation Committee. The Compensation Committee determined that the level of options granted to Mr. Noonan was appropriate given the importance of his contributions to the Company. In recommending these grants, the Compensation Committee also considered that such grants would further the Company's policy of seeking to align the interests of its senior executives with those of its stockholders.

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

                                          COMPENSATION COMMITTEE OF SPSS INC.

                                          William Binch
                                          Michael Blair
                                          Merritt Lutz

PERFORMANCE GRAPH

     The following graph shows the changes in $100 invested since December 31, 1999, in the Company's common stock, the NASDAQ 100 Stocks Index and S&P Computer Software and Services Index, a specialized industry focus group, assuming that all dividends were reinvested.

                              (PERFORMANCE GRAPH)

--------------------------------------------------------------------------------------------------
                       12/31/1999   12/31/2000   12/31/2001   12/31/2002   12/31/2003   12/31/2004
--------------------------------------------------------------------------------------------------
SPSS (NASDAQ SPSS)      $100.00       $87.37       $70.30       $55.41       $70.81       $61.94
NASDAQ 100 Stock
  Index                 $100.00       $63.89       $42.58       $26.67       $39.90       $43.68
Goldman Sachs
  Software Index        $100.00       $54.62       $35.31       $19.80       $29.71       $33.74

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows, as of March 1, 2005, the number and percentage of shares of common stock beneficially owned by:

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

                                                                    SHARES
                                                              BENEFICIALLY OWNED
                                                              -------------------
NAME                                                           NUMBER     PERCENT
----                                                          ---------   -------
Norman H. Nie, individually, as Trustee of the Nie Trust and as a Director and President of the Norman and Carol Nie
  Foundation, Inc.(1)(18)...................................    805,286     4.51%
Brown Capital Management, Inc.(2)(18).......................  2,109,575    11.86%
T. Rowe Price Associates, Inc.(3)(18).......................  2,050,703    11.53%
Daruma Asset Management, Inc.(4)(18)........................  1,157,600     6.51%
Jack Noonan(5)(18)..........................................    528,915     2.89%
Raymond H. Panza(6)(18).....................................      1,250        *
Edward Hamburg(7)(18).......................................    266,162     1.48%
Brian Zanghi(8)(18).........................................    118,248        *
Jonathan Otterstatter(9)(18)................................    189,693     1.06%
John Shap(10)(18)...........................................     29,260        *
Merritt M. Lutz(11)(18).....................................     70,000        *
Michael D. Blair(12)(18)....................................     65,833        *
Promod Haque(13)(18)........................................    981,499     5.51%
William Binch(14)(18).......................................     45,000        *
Kenneth Holec(15)(18).......................................    136,864        *
Charles R. Whitchurch(16)(18)...............................      9,999        *
All directors and executive officers as a group (11
  persons)(17)..............................................  2,863,599    15.20%

---------------

* The percentage of shares beneficially owned does not exceed one percent of the Common Stock.

 (1) Includes 70,000 shares through options exercisable within 60 days; 75,933 shares held of record by the Norman and Carol Nie Foundation, Inc.; and 659,353 shares held by the Norman H. Nie Revocable Trust, dated November 15, 1991. Dr. Nie shares voting and investment power over the 75,933 shares held by the Nie Foundation with Carol Nie.

 (2) Brown Capital Management, Inc. is the beneficial owner of 2,109,575 shares of SPSS common stock and an investment advisor in accordance with Section 203 of the Investment Advisor Act. This information was taken from Brown's
     Schedule 13G/A dated December 31, 2004 and filed with the SEC on February 9, 2005.

 (3) T. Rowe Price Associates, Inc. is the beneficial owner of 2,050,703 shares of SPSS common stock and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. This information was taken from T. Rowe Price's Schedule 13G/A dated February 14, 2005 and filed with the SEC on February 14, 2005.

 (4) Daruma Asset Management, Inc. is the beneficial owner of 1,157,600 shares of SPSS common stock and an investment advisor in accordance with Section 203 of the Investment Advisor Act. This information was taken from Daruma's
     Schedule 13G/A dated August 31, 2004 and filed with the SEC on August 31, 2004.

 (5) Includes 491,371 shares through options exercisable within 60 days.

 (6) Includes 1,250 shares through options exercisable within 60 days.

 (7) Includes 220,300 shares through options exercisable within 60 days.

 (8) Includes 115,238 shares through options exercisable within 60 days.

 (9) Includes 143,713 shares through options exercisable within 60 days and 333 shares registered in the name of each of Mr. Otterstatter's three minor children.

(10) Includes 28,356 shares through options exercisable within 60 days.

(11) Includes 70,000 shares through options exercisable within 60 days.

(12) Includes 65,000 shares through options exercisable within 60 days.

(13) Includes 45,000 shares through options exercisable within 60 days. Dr. Haque's beneficial ownership also includes 631,044 shares held by Norwest Equity Partners IV, L.P. and 305,455 shares held by Norwest Equity Partners V, L.P. Dr. Haque, one of the Company's directors, is a general partner of Norwest Equity Partners IV, L.P. and a general partner of Norwest Equity Partners V, L.P. He shares voting and dispositive power shares held by the Norwest funds with other general and managing partners of the Norwest funds.

(14) Includes 45,000 shares through options exercisable within 60 days.

(15) Includes 91,000 options exercisable within 60 days and 3,500 shares registered in the name of each of Mr. Holec's three children.

(16) Includes 9,999 shares through options exercisable within 60 days.

(17) Includes 1,060,689 shares through options exercisable within 60 days. This calculation does not include the options exercisable by Dr. Hamburg or Mr. Zanghi because, as of March 1, 2005, neither Dr. Hamburg nor Mr. Zanghi was serving as an executive officer of SPSS.

(18) The business address of each of Dr. Nie, Mr. Noonan, Mr. Panza, Dr. Hamburg, Mr. Zanghi, Mr. Otterstatter, Mr. Shap, Mr. Binch and Mr. Blair is the office of SPSS at 233 South Wacker Drive, Chicago, Illinois 60606. The business address for Mr. Lutz is the office of Morgan Stanley Dean Witter & Co., 750 Seventh Avenue, 16th Floor, New York, New York 10019. The business address for Dr. Haque is Norwest Venture Partners, 525 University Avenue, Suite 800, Palo Alto, California 94301. The business address for Mr. Whitchurch is the office of Zebra Technologies Corporation, 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061. The business address for Mr. Holec is the office of TripleTree LLC, 7601 France Avenue South, Suite 150, Edina, MN 55435. The business address for the T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. The business address for Daruma Asset Management, Inc. is 80 West 40th Street, 9th Floor, New York, New York 10018. The business address for Brown Capital Management, Inc. is 1201 N. Calvert Street, Baltimore, Maryland 21202.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     SPSS has one equity based compensation plan, the SPSS Inc. Amended and Restated 2002 Equity Incentive Plan (the "Amended and Restated Plan"). The following table sets forth information as of December 31, 2004 concerning the Amended and Restated Plan, which initially was approved at the 2002 Annual Meeting of Stockholders, was subsequently amended at the 2003 Annual Meeting of Stockholders and was amended and restated at the 2004 Annual Meeting of Stockholders. SPSS does not have any equity compensation plans under which shares of its common stock are authorized for issuance that were not approved by stockholders.

                                                                                            NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE PER      FUTURE ISSUANCE UNDER EQUITY
                                 ISSUED UPON EXERCISE OF     SHARE EXERCISE PRICE OF         COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
PLAN CATEGORY                      WARRANTS AND RIGHTS         WARRANTS AND RIGHTS     REFLECTED IN THE FIRST COLUMN)
-------------                   --------------------------   -----------------------   ------------------------------
Equity Compensation Plans
  Approved by Security
  Holders.....................          2,142,921(1)                 $16.10                       269,431
Equity Compensation Plans Not
  Approved by Security
  Holders.....................                 --                        --                            --
                                        ---------                    ------                       -------
Total.........................          2,142,921                    $16.10                       269,431
                                        =========                    ======                       =======

---------------

(1) As of December 31, 2004, all of the outstanding awards were stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH NORMAN NIE

     Norman Nie, the Chairman of the Board of Directors of SPSS, received $140,000 for consulting work on a part-time basis through Nie Consulting. In addition, Dr. Nie is the Co-Chairman of the Board of Directors of Knowledge Networks, Inc. and owns approximately 2.1% of the outstanding stock of Knowledge Networks. Knowledge Networks utilizes SPSS products in the ordinary course of its business. During fiscal year 2004, Knowledge Networks paid to SPSS a total of $77,907 as consideration for licenses of certain SPSS products. SPSS licensed these products to Knowledge Networks on terms equivalent to those offered to other SPSS customers. No single transaction with Knowledge Networks was deemed to be material. Dr. Nie did not receive and will not receive any direct remuneration in connection with the Company's transactions with Knowledge Networks.

TRANSACTIONS WITH LEXIQUEST, S.A.

     On January 31, 2002, SPSS acquired all of the issued and outstanding shares of stock of LexiQuest, S.A., a corporation organized under the laws of France, pursuant to a Stock Purchase Agreement between SPSS, LexiQuest and the shareholders of LexiQuest. Norman Nie, the Chairman of the Board of Directors of SPSS, was both a shareholder of and the Chairman of the Board of Directors of LexiQuest. The aggregate purchase price for all of the issued and outstanding shares of capital stock of LexiQuest was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent components. The guaranteed portion of the purchase price consisted of a payment of $2,500,000. The contingent payments were capped at a total of $1,500,000, if fully earned during fiscal years 2002 and 2003. No contingent payments were earned for fiscal year 2002 or fiscal year 2003. The guaranteed portion of the purchase price was placed into escrow with Bank One, N.A. (f/k/a American National Bank and Trust Company of Chicago) pursuant to an Escrow Agreement between SPSS, Oak Investment Partners (the LexiQuest shareholder representative) and Bank One. That portion of the escrow fund not necessary to satisfy indemnification claims was to be distributed among the former LexiQuest shareholders, in accordance with their former proportionate ownership of LexiQuest stock. In accordance with the Escrow Agreement, a portion of the escrow funds were distributed to the former LexiQuest shareholders at the end of the escrow period in 2003. The balance of the escrow funds were held in escrow because SPSS made a claim against such funds for indemnification under the Stock Purchase Agreement. In the second fiscal quarter of 2004, SPSS and Oak determined that SPSS should receive $671,049 of the funds that remain in escrow. The balance was distributed among the former LexiQuest shareholders. In exchange for his shares of LexiQuest stock, Dr. Nie was entitled to receive less than 1% of any distribution made from the escrow fund.

TRANSACTIONS WITH NETEXS LLC

     On June 20, 2002, SPSS acquired all of the assets of netExs LLC, a Wisconsin limited liability company. Jonathan Otterstatter, the Executive Vice President and Chief Technology Officer of SPSS, was a member of the Board of Managers of netExs. The aggregate purchase price of the netExs assets was determined by the parties in arms-length negotiations and consisted of guaranteed and contingent components. The guaranteed portion of the purchase price consisted of a payment of $1,000,000. Under the terms of the Asset Purchase Agreement, the contingent payments were capped at a total of $1,450,000 if fully earned during fiscal years 2003, 2004 and 2005. No contingent payments were earned for fiscal year 2003. In June 2004, SPSS and netExs agreed that SPSS would pay the sum of $400,000 in full satisfaction of all obligations under the Asset Purchase Agreement, including without limitation, the contingent payments, and in full settlement of certain claims asserted by netExs. Mr. Otterstatter did not receive and will not receive any remuneration in connection with the transaction.

TRANSACTIONS WITH SAAMA TECHNOLOGIES, INC.

     William Binch, a member of the Board of Directors of SPSS, is also a member of the Board of Directors of Saama Technologies, Inc. The Company receives various product technology and development services from Saama Technologies, Inc. During 2003 and 2004, the Company paid $239,000 and $756,000 as consideration to Saama Technologies, Inc. for these services. Mr. Binch did not receive and will not receive any direct remuneration in connection with the Company's transactions with Saama Technologies, Inc.

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

     During 2004, Mr. Zanghi chose not to automatically allocate a portion of his bonus compensation toward the repayment of the indebtedness, and, instead, chose to repay the portion of the indebtedness owed for fiscal year 2004 as a lump-sum payment to SPSS. Following this payment, the outstanding principal balance on the loan was $52,629.82. As of February 19, 2005, pursuant to the terms of the Employment Separation Agreement and Release between SPSS and Mr. Zanghi, SPSS terminated Mr. Zanghi's employment with SPSS without cause. Pursuant to the terms of this separation agreement, effective February 19, 2005, Mr. Zanghi paid SPSS the entire outstanding balance of the indebtedness owed by Mr. Zanghi to SPSS. This Employment Separation Agreement and Release is described in Item 11 under the section titled "Separation Agreement with Brian Zanghi."

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


    Fiscal Year 2004:.......................................   $2,215,000
    Fiscal Year 2003:.......................................   $1,756,000

     (b) Audit-Related Fees. The aggregate fees billed for each of the last two fiscal years for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in Item 14(a) above are as follows:


    Fiscal Year 2004:.......................................  $ 10,500
    Fiscal Year 2003:.......................................  $ 97,938

In fiscal year 2004, these fees related to services provided by KPMG in connection with services related to SPSS Australia and the review of a registration statement on Form S-8 for shares to be issued under the Company's Amended and Restated 2002 Equity Incentive Plan. In fiscal year 2003, these fees related to services provided by KPMG in connection with the review of revenue classifications for prior filings, matters related to the filing of registration statements on Form S-3, providing assistance to the Company in responding to comment letters from the Securities and Exchange Commission and matters related to the filing of registration statements on Form S-8.

     (c) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for tax compliance, tax advice and tax planning are as follows:


    Fiscal Year 2004:.......................................  $151,941
    Fiscal Year 2003:.......................................  $242,359

     These fees relate to services provided by KPMG in connection with international tax advice on reorganizations, asset transfers and tax compliance and planning.

     (d) All Other Fees. The aggregate fees billed for each of the last two fiscal years for products and services provided by KPMG other than the services reported in Items 14(a-c) above are as follows:


    Fiscal Year 2004:.......................................   $      0
    Fiscal Year 2003:.......................................   $      0

     (e) Audit Committee Administration of the Engagement -- Procedures for Pre-Approval of Audit and Permissible Non-Audit Services of the Company's Independent Auditor.

     The Audit Committee of the Board of Directors of SPSS has the exclusive authority and responsibility to engage, direct, pre-approve and oversee the Company's independent auditors with respect to all audit or non-audit services and has the exclusive authority and responsibility to either retain or terminate the Company's independent auditors. The Audit Committee's exclusive authority and responsibility with respect to these matters is set forth in the SPSS Inc. Charter of the Audit Committee of the Board of Directors (the "Audit Committee Charter"). The Audit Committee approved the engagement of KPMG to conduct the audit of the Company on June 16, 2004. The Audit Committee reported to the Board that it had retained KPMG to conduct the audit of the Company and the Board accepted the Audit Committee's report on this matter.

     The Audit Committee maintains a formal procedure for the approval of all non-audit services provided by the Company's independent auditor. This procedure is set forth in Supplement A to the Audit Committee Charter. Any request for the Company's independent auditor to perform non-audit services must be made pursuant to this procedure. In accordance with the procedure, when the Company identifies a non-audit service that it wants its independent auditor to perform, the Company must first submit a written request (the "Company Request") to its independent auditor that includes (i) a detailed description of the type and scope of the non-audit service that the Company requests (the "Requested Non-Audit Services") and (ii) an explanation as to why the Company believes that the Company's independent auditor will provide the most effective and efficient service. Upon the receipt of the Company Request, the Company's independent auditor will calculate the fees that would be charged by the independent auditor in providing the Requested Non-Audit Services. The Company's independent auditor will then provide the Audit Committee chairman with (i) a written description of the Requested Non-Audit Services, (ii) a written description of the fees that would be charged by the independent auditor in providing the Requested Non-Audit Services (including the amount of such fees denominated in the applicable local currency and the amount of such fees denominated in United States dollars (the "Dollar Denominated Fee")) and (iii) a written request for Audit Committee approval of the Requested Non-Audit Services in the amount of the Dollar Denominated Fee plus ten percent (10%) of the Dollar Denominated Fee rounded to the nearest $1,000. If the amount of the Dollar Denominated Fee exceeds $10,000, the request will be in the form of a formal engagement letter. The Audit Committee chairman will then review the materials provided by the independent auditor. If the Audit Committee chairman determines that the Requested Non-Audit Services are appropriate, the Audit Committee chairman will approve the Requested Non-Audit Services. The Audit Committee chairman will then provide written notice of this approval to both the Company's independent auditor and the Company. If a formal engagement letter is required for the approved Requested Non-Audit Services, the Audit Committee chairman will, instead, execute the engagement letter and return an executed copy to the Company's independent auditor. The Audit Committee chairman will collect all materials relating to Requested Non-Audit Services, including the Audit Committee chairman's authorization of such Requested Non-Audit Services, and will present a copy of all such materials to the full Audit Committee for ratification at the next scheduled Audit Committee meeting. All written correspondence relating to Requested Non-Audit Services will be included in the official records of the Audit Committee.

     The Company, KPMG and Audit Committee adhered to this pre-approval procedure for all non-audit services that were performed by KPMG during fiscal year 2004.

     During fiscal year 2004, none of the fees described in this Item 14 were expended without the approval of the Audit Committee pursuant to the de minimus exception.

     Less than 3% the hours expended on KPMG's engagement to audit SPSS financial statements for 2004 were attributed to work performed by persons other than the KPMG's full-time, permanent employees.

                                    PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     (a)(1)Consolidated Financial statements commence on page 39:

            Consolidated Balance Sheets as of December 31, 2003 and 2004

            Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004

            Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2003 and 2004

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2003 and 2004

            Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

            Notes to Consolidated Financial Statements

     (2) Consolidated Financial Statement Schedule -- see page 72:

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

                                                                          INCORPORATION
EXHIBIT                                                                   BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                      (IF APPLICABLE)
-------                     -----------------------                      ---------------
  2.1     Agreement and Plan of Merger among SPSS Inc., SPSS ACSUB,      (1), Ex. 2.1
          Inc., Clear Software, Inc. and the shareholders named
          therein, dated September 23, 1996.
  2.2     Agreement and Plan of Merger among SPSS Inc., SPSS             (2), Annex A
          Acquisition Inc. and Jandel Corporation, dated October 30,
          1996.
  2.3     Asset Purchase Agreement by and between SPSS Inc. and          (14), Ex. 2.3
          DeltaPoint, Inc., dated as of May 1, 1997.
  2.4     Stock Purchase Agreement among the Registrant, Edward Ross,    (3), Ex. 2.1
          Richard Kottler, Norman Grunbaum, Louis Davidson and certain
          U.K.-Connected Shareholders or warrant holders of Quantime
          Limited named therein, dated as of September 30, 1997,
          together with a list briefly identifying the contents of
          omitted schedules.

                                                                          INCORPORATION
EXHIBIT                                                                   BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                      (IF APPLICABLE)
-------                     -----------------------                      ---------------
  2.5     Stock Purchase Agreement among the Registrant, Edward Ross,    (3), Ex. 2.2
          Richard Kottler, Norman Grunbaum, Louis Davidson and certain
          Non-U.K. Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted
          schedules.
  2.6     Stock Purchase Agreement by and among SPSS Inc. and certain    (4), Ex. 2.1
          Shareholders of Quantime Limited listed on the signature
          pages thereto, dated November 21, 1997.
  2.7     Stock Purchase Agreement by and among Jens Nielsen, Henrik     (4), Ex. 2.2
          Rosendahl, Ole Stangegaard, Lars Thinggaard, Edward O'Hara,
          Bjorn Haugland, 2M Invest and the Shareholders listed on
          Exhibit A thereto, dated November 21, 1997.
  2.8     Stock Purchase Agreement by and among SPSS Inc. and the        (15), Ex. 2.1
          Shareholders of Integral Solutions Limited listed on the
          signature pages hereof, dated as of December 31, 1998.
  2.9     Share Purchase Agreement by and among SPSS Inc., Surveycraft   (17), Ex. 2.9
          Pty Ltd. and Jens Meinecke and Microtab Systems Pty Ltd.,
          dated as of November 1, 1998.
  2.10    Stock Acquisition Agreement by and among SPSS Inc., Vento      (18), Ex. 2.1
          Software, Inc. and David Blyer, John Gomez and John
          Pappajohn, dated as of November 29, 1999.
  2.11    Asset Purchase Agreement by and between SPSS Inc. and          (20), Ex. 2.11
          DataStat, S.A., dated as of December 23, 1999.
  2.12    Agreement and Plan of Merger dated as of November 6, 2000,     (21), Ex. 2.1
          among SPSS Inc., SPSS Acquisition Sub Corp., and ShowCase
          Corporation.
  2.13    Agreement and Plan of Merger dated as of October 28, 2001,     (24), Ex. 99.1
          among SPSS Inc., Red Sox Acquisition Corp. and NetGenesis
          Corp.
  2.14    Stock Purchase Agreement by and among SPSS Inc., LexiQuest,    (26), Ex. 2.14
          S.A. and the owners of all of the issued and outstanding
          shares of capital stock of LexiQuest, S.A., dated as of
          January 31, 2002.
  2.15    Stock Purchase Agreement, dated as of November 4, 2003, by     (30), Ex. 2.15
          and among SPSS Inc., SPSS International B.V. and the owners of all of the issued and outstanding shares of Data
          Distilleries B.V. identified on Exhibit A thereto.
  3.1     Certificate of Incorporation of SPSS.                          (5), Ex. 3.2
  3.2     By-Laws of SPSS.                                               (5), Ex. 3.4
  4.1     Intentionally Omitted.
  4.2     Amended and Restated Rights Agreement, dated as of August      (32), Ex. 4.2
          31, 2004, by and between SPSS Inc. and Computershare
          Investor Services, LLP, as Rights Agent
 10.1     Employment Agreement with Jack Noonan.+                        (7), Ex. 10.1
 10.2     Agreement with Valletta.+                                      (6), Ex. 10.2
 10.3     Agreement between SPSS and Prentice Hall.                      (6), Ex. 10.5
 10.4     Intentionally omitted.
 10.5     HOOPS Agreement.                                               (6), Ex. 10.7
 10.6     Stockholders Agreement.                                        (5), Ex. 10.8
 10.7     Agreements with CSDC.                                          (5), Ex. 10.9
 10.8     Amended 1991 Stock Option Plan.+                               (5), Ex. 10.10
 10.9     SYSTAT Asset Purchase Agreement.                               (8), Ex. 10.9
 10.10    Intentionally Omitted

                                                                          INCORPORATION
EXHIBIT                                                                   BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                      (IF APPLICABLE)
-------                     -----------------------                      ---------------
 10.11    Lease for Chicago, Illinois Office.                            (9), Ex. 10.12
 10.12    Amendment to Lease for Chicago, Illinois Office.               (9), Ex. 10.13
 10.13    1995 Equity Incentive Plan.+                                   (10), Ex. 10.14
 10.14    Intentionally Omitted
 10.15    Amended and Restated 1995 Equity Incentive Plan.+              (11), Ex. 10.17
 10.16    Intentionally Omitted.
 10.17    Software Distribution Agreement between the Company and        (12), Ex. 10.19
          Banta Global Turnkey.
 10.18    Lease for Chicago, Illinois in Sears Tower.                    (13), Ex. 10.20
 10.19    Intentionally Omitted
 10.20    Intentionally Omitted
 10.21    Second Amended and Restated 1995 Equity Incentive Plan.+       (16),Ex.A
 10.22    Intentionally Omitted
 10.23    Third Amended and Restated 1995 Equity Incentive Plan.+        (19), Ex. 10.1
 10.24    Intentionally Omitted
 10.25    Intentionally Omitted
 10.26    Intentionally Omitted
 10.27    2000 Equity Incentive Plan.+                                   (22), Ex. 10.45
 10.28    SPSS Qualified Employee Stock Purchase Plan.+                  (22), Ex. 10.46
 10.29    SPSS Nonqualified Employee Stock Purchase Plan.+               (22), Ex. 10.47
 10.30    Intentionally Omitted
 10.31    Stock Purchase Agreement by and between SPSS Inc. and Siebel   (23), Ex. 10.31
          Systems, Inc.
 10.32    1999 Employee Equity Incentive Plan.+                          (25), Ex. 4.1
 10.33    Intentionally Omitted
 10.34    Intentionally Omitted
 10.35    Intentionally Omitted
 10.36    Intentionally Omitted
 10.37    Intentionally Omitted
 10.38    Intentionally Omitted
 10.39    Intentionally Omitted
 10.40    Intentionally Omitted
 10.41    Intentionally Omitted
 10.42    Intentionally Omitted
 10.43    Loan and Security Agreement, dated as of March 31, 2003, by    (27), Ex. 10.43
          and between SPSS Inc. and each SPSS subsidiary that may
          become additional borrowers, as Borrower, and Foothill
          Capital Corporation, as Lender.
 10.44    Amendment to Stock Purchase Agreement, dated as of October     (28), Ex. 10.44
          1, 2003, by and between SPSS Inc. and America Online, Inc.
 10.45    Amended and Restated Strategic Online Research Services        (28), Ex. 10.45
          Agreement, dated as of October 1, 2003, by and between SPSS
          Inc. and America Online, Inc.
 10.46    Consulting Agreement, dated as of June 1, 2003, by and         (29), Ex. 10.46
          between SPSS Inc. and Norman H. Nie Consulting, L.L.C.
 10.47    SPSS Inc. Amended and Restated 2002 Equity Incentive Plan      (33), Ex. 10.47

                                                                          INCORPORATION
EXHIBIT                                                                   BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                      (IF APPLICABLE)
-------                     -----------------------                      ---------------
 10.48    Amended and Restated Employment Agreement, dated as of
          August 16, 2004, by and between SPSS Inc. and Raymond H.
          Panza
 10.49    Employment Agreement, dated as of August 16, 2004, by and
          between SPSS Inc. and Edward Hamburg
 10.50    OEM Agreement, dated as of November 5, 2004, by and between
          SPSS Inc. and Hyperion Solutions Corporation*
 10.51    Amended and Restated Consulting Agreement, dated as of
          January 1, 2005, by and between SPSS Inc. and Norman H. Nie
          Consulting, L.L.C.
 10.52    Amended and Restated Employment Agreement, dated as of March
          1, 2005, by and between SPSS Inc. and Jack Noonan
 14.1     SPSS Inc. Code of Business Conduct and Ethics.                 (31), Ex. 14.1
 21.1     Subsidiaries of SPSS Inc.
 23.1     Consent of KPMG LLP
 31.1     Certification of the Chief Executive Officer and President
          pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     Certification of the Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of the Chief Executive Officer and President
          pursuant to 18. U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     Certification of the Chief Financial Officer pursuant to 18.
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.1     SPSS Inc. Charter of the Audit Committee of the Board of       (31), Ex. 99.1
          Directors
 99.2     Supplement A to the SPSS Inc. Charter of the Audit Committee   (31), Ex. 99.2
          of the Board of Directors

---------------

  * Portions of this Exhibit are omitted and have been filed separately with the Securities and Exchange Commission in connection with a pending request for confidential treatment of certain portions of the Exhibit pursuant to Rule 406 under the Securities Act of 1933.

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

 (3) Previously filed with the Report on Form 8-K of SPSS Inc., dated September 30, 1997, filed on October 15, 1997. (File No. 000-22194)

 (4) Previously filed with the Registration Statement on Form S-3 of SPSS Inc. filed on November 26, 1997. (File No. 333-41207)

 (5) Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 of SPSS Inc. filed on August 4, 1993. (File No. 33-64732)

 (6) Previously filed with Amendment No. 1 to the Registration Statement on Form S-1 of SPSS Inc. filed on July 23, 1993. (File No. 33-64732)

 (7) Previously filed with the Registration Statement on Form S-1 of SPSS Inc. filed on June 22, 1993. (File No. 33-64732)

 (8) Previously filed with the Registration Statement on Form S-1 of SPSS Inc. filed on December 5, 1994. (File No. 33-86858)

 (9) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1994. (File No. 000-22194)

(10) Previously filed with the 1995 Proxy Statement of SPSS Inc. (File No. 000-22194)

(11) Previously filed with the 1996 Proxy Statement of SPSS Inc. (File No. 000-22194)

(12) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1996. (File No. 000-22194)

(13) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended March 31, 1997. (File No. 000-22194)

(14) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended June 30, 1997. (File No. 000-22194)

(15) Previously filed with the Report on Form 8-K of SPSS Inc., dated December 31, 1998, filed on January 15, 1999, as amended on Form 8-K/A filed March 12, 1999. (File No. 000-22194)

(16) Previously filed with the 1998 Proxy Statement of SPSS Inc. (File No. 000-22194)

(17) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

(18) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

(19) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

(20) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1999. (File No. 000-22194)

(21) Previously filed with the Report on Form 8-K of SPSS Inc., filed November 15, 2000. (File No. 000-22194)

(22) Previously filed with the Registration Statement on Form S-4 of SPSS Inc., filed on December 19, 2000. (File No. 333-52216)

(23) Previously filed with Registration Statement on the Form S-3 of SPSS Inc. filed on October 9, 2001. (File No. 333-71236)

(24) Previously filed with the Report on Form 8-K of SPSS Inc., dated October 28, 2001, filed on October 29, 2001. (File No. 000-22194)

(25) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on September 15, 2000. (File No. 333-45900)

(26) Previously filed with the Report on Form 8-K of SPSS Inc., dated February 6, 2002, filed on February 21, 2002. (File No. 000-22194)

(27) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2002. (File No. 000-22194)

(28) Previously filed with the Report on Form 8-K of SPSS Inc., dated October 1, 2003, filed on October 15, 2003. (File No. 000-22194)

(29) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended September 30, 2003. (File No. 000-22194)

(30) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 5, 2003, filed on November 18, 2003. (File No. 000-22194)

(31) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2003. (File No. 000-22194)

(32) Previously filed with the Registration Statement on Form 8-A12G/A of SPSS Inc. filed on August 31, 2004. (File No. 000-22194)

(33) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on October 29, 2004. (File No. 222-120066)

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2005.

                                          SPSS INC.

                                          By:        /s/ JACK NOONAN
                                            ------------------------------------
                                                        Jack Noonan
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 16, 2005.

                  SIGNATURE                                         TITLE
                  ---------                                         -----

              /s/ NORMAN H. NIE                      Chairman of the Board of Directors
---------------------------------------------
                Norman H. Nie


               /s/ JACK NOONAN                     President, Chief Executive Officer and
---------------------------------------------                     Director
                 Jack Noonan


            /s/ RAYMOND H. PANZA                     Executive Vice President, Corporate
---------------------------------------------      Operations, Chief Financial Officer and
              Raymond H. Panza                                    Secretary


            /s/ ROBERT BRINKMANN                 Controller, Treasurer and Chief Accounting
---------------------------------------------                      Officer
              Robert Brinkmann


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


              /s/ MICHAEL BLAIR                                   Director
---------------------------------------------
                Michael Blair


              /s/ PROMOD HAQUE                                    Director
---------------------------------------------
                Promod Haque


            /s/ WILLIAM B. BINCH                                  Director
---------------------------------------------
              William B. Binch


            /s/ KENNETH H. HOLEC                                  Director
---------------------------------------------
              Kenneth H. Holec

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
 10.48    Amended and Restated Employment Agreement, dated as of
          August 16, 2004, by and between SPSS Inc. and Raymond H.
          Panza
 10.49    Employment Agreement, dated as of August 16, 2004, by and
          between SPSS Inc. and Edward Hamburg
 10.50    OEM Agreement, dated as of November 5, 2004, by and between
          SPSS Inc. and Hyperion Solutions Corporation
 10.51    Amended and Restated Consulting Agreement, dated as of
          January 1, 2005, by and between SPSS Inc. and Norman H. Nie
          Consulting, L.L.C.
 10.52    Amended and Restated Employment Agreement, dated as of March
          1, 2005, by and between SPSS Inc. and Jack Noonan
 21.1     Subsidiaries of the Company.
 23.1     Consent of KPMG.
 31.1     Certification of the Chief Executive Officer and President
          pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     Certification of the Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of Chief Executive Officer and President
          pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     Certification of Chief Financial Officer pursuant to 18
          U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002.