Form 10-K/A
period 2004-12-31
SPSS INC
filed 2005-04-22
CIK 869570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

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

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of March 1, 2005, was 17,783,279.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     SPSS Inc. ("SPSS" or the "Company") timely filed its Annual Report on Form 10-K for fiscal year 2004 (the "Annual Report") with the Securities and Exchange Commission (the "SEC") on March 16, 2005. When filing its Annual Report, SPSS relied upon the SEC's Exemptive Order providing for a 45-day extension for the filing of Management's Annual Report on Internal Control Over Financial Reporting (required by Item 308(a) of Regulation S-K) and the Attestation Report of the Registered Public Accounting Firm (required by Item 308(b) of Regulation S-K). The Annual Report indicated that Management's Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm would be added to the Annual Report by means of an amendment on Form 10-K/A in accordance with the Exemptive Order.

     This Amendment No. 1 to Annual Report on Form 10-K ("Amendment No. 1") amends our Annual Report as follows:

          (i) Management's Annual Report on Internal Control Over Financial Reporting has been added to Part II, Item 8 of the Annual Report (Financial Statements and Supplementary Data).

          (ii) The Attestation Report of the Registered Public Accounting Firm has been added to Part II, Item 8 of the Annual Report (Financial Statements and Supplementary Data).

          (iii) Part III, Item 9A of the Annual Report (Controls and Procedures) has been amended to reflect the fact that SPSS management and the Company's independent registered public accounting firm, KPMG LLP, have completed their respective assessment and audit of the Company's internal control over financial reporting and the above listed reports have been added to the Annual Report.

     In connection with the filing of this Amendment No. 1 and pursuant to the SEC rules promulgated pursuant to the Securities Exchange Act of 1934, as amended, SPSS is including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the March 16, 2005 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SPSS INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
Reports of Independent Registered Public Accounting Firm....    2
Management's Report on Internal Control Over Financial
  Reporting.................................................    5
Consolidated Balance Sheets as of December 31, 2003 and
  2004......................................................    7
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2003 and 2004..........................    8
Consolidated Statements of Comprehensive Income (Loss) for
  the years ended December 31, 2002, 2003 and 2004..........    9
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2003 and 2004..............   10
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2003 and 2004..........................   11
Notes to Consolidated Financial Statements..................   12
Consolidated Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts...............   40

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

/s/ KPMG LLP

Chicago, Illinois
March 16, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SPSS Inc.:

     We have audited management's assessment, included in the accompanying MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING, that SPSS Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment associated with the Company's accounting for revenue and income taxes, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified as of December 31, 2004, and included in management's assessment:

REVENUE

     The Company identified a material weakness in its internal control over financial reporting related to revenue resulting from the aggregation of the following deficiencies:

     - The Company's review of software contracts was not sufficiently documented and did not identify certain non-standard contract terms which required further analysis to ensure compliance with U.S. generally accepted accounting principles;

     - Certain deferred revenue account reconciliations lacked adequate documentation and analysis of reconciling items and, in international locations, lacked an appropriate review;

     - The Company's documentation of controls over the completeness and accuracy of product shipments from international third-party fulfillment centers was insufficient;

     - The Company's documentation of controls for information technology applications ensuring completeness, existence, and accuracy of revenue and deferred revenue was insufficient;

     - The Company's international revenue recognition policy was not comprehensive; and

     - The Company's analyses, primarily in international locations, to establish the fair value of undelivered elements in software arrangements were not sufficient.

     As a result of these control deficiencies, misstatements in the Company's accounting for revenue were identified. Further, these deficiencies represent more than a remote likelihood that material misstatements of revenue reported in the Company's interim or annual financial statements would not be prevented or detected.

INCOME TAXES

     The Company did not employ personnel with the appropriate level of expertise to calculate, document, and review its accounting for income taxes. In addition, the Company did not maintain adequate documentation and lacked an adequate review process to ensure the reasonableness of assumptions underlying determinations regarding the recoverability of recorded deferred tax assets. These deficiencies in the Company's internal control over financial reporting resulted in material misstatements in the Company's accounting for its income tax provision and deferred income taxes.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004 of SPSS Inc. and subsidiaries. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 16, 2005, which expressed an unqualified opinion on those consolidated financial statements.

     In our opinion, management's assessment that SPSS Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, SPSS Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

/s/ KPMG LLP

Chicago, Illinois
April 21, 2005

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, using the criteria published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     Based on the evaluation under the framework in Internal
Control -- Integrated Framework, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the following material weaknesses:

REVENUE

     The Company identified a material weakness in its internal control over financial reporting related to revenue resulting from the aggregation of the following deficiencies:

     - The Company's review of software contracts was not sufficiently documented and did not identify certain non-standard contract terms which required further analysis to ensure compliance with U.S. generally accepted accounting principles;

     - Certain deferred revenue account reconciliations lacked adequate documentation and analysis of reconciling items and, in international locations, lacked an appropriate review;

     - The Company's documentation of controls over the completeness and accuracy of product shipments from international third-party fulfillment centers was insufficient;

     - The Company's documentation of controls for information technology applications ensuring completeness, existence, and accuracy of revenue and deferred revenue was insufficient;

     - The Company's international revenue recognition policy was not comprehensive; and

     - The Company's analyses, primarily in international locations, to establish the fair value of undelivered elements in software arrangements were not sufficient.

     As a result of these control deficiencies, misstatements in the Company's accounting for revenue were identified and corrected prior to issuance of the consolidated financial statements as of and for the year ended December 31, 2004. Further, these deficiencies represent more that a remote likelihood that material misstatements of the Company's interim or annual financial statements would not be prevented or detected.

INCOME TAXES

     The Company did not employ personnel with the appropriate level of expertise to calculate, document, and review its accounting for income taxes. In addition, the Company did not maintain adequate documentation and lacked an adequate review process to ensure the reasonableness of assumptions underlying determinations regarding the recoverability of recorded deferred tax assets. These deficiencies in the Company's internal control over financial reporting resulted in material misstatements in the Company's accounting for its income tax provision and deferred income taxes. Adjustments were recorded in the consolidated financial statements as of and for the year ended December 31, 2004 to correct these misstatements.

     Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management's assessment of the Company's internal control over financial report. That report is included in Item 8 of this Annual Report.

                                          By:        /s/ Jack Noonan
                                            ------------------------------------
                                                        Jack Noonan
                                               President and Chief Executive
                                                           Officer

                                          By:     /s/ Raymond H. Panza
                                            ------------------------------------
                                                      Raymond H. Panza
                                            Executive Vice-President, Corporate
                                                         Operations,
                                                Chief Financial Officer and
                                                          Secretary

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

ITEM 9A.  CONTROLS AND PROCEDURES

     a. Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. SPSS reviews these disclosure controls and procedures on a periodic basis. In connection with this review, SPSS has established a compliance committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The compliance committee (or a subcommittee thereof) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The SPSS compliance committee is comprised of the Company's senior legal official, principal accounting officer, senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of the SPSS senior management.

     The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report, due to the material weaknesses in internal control over financial reporting related to revenue and income taxes, the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     b. Internal Control Over Financial Reporting. Management's Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report.

     c. Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter of the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

     In response to material weaknesses identified in conjunction with the assessment of the Company's internal control over financial reporting as of December 31, 2004, management implemented additional controls to strengthen its internal control over financial reporting with respect to revenue and income taxes. However, in certain instances, the new controls were not in place for a sufficient period of time in order to be considered to be operating effectively in management's assessment process.

REVENUE

     During the third and fourth quarters of 2004, the Company began the process of improving its internal controls over financial reporting. With regard to deficiencies identified by management related to revenue, the Company took the following actions:

     - Hired two professional accountants in September and October 2004 to assist with its monthly closing process, including additional review of significant contracts to ensure that all key aspects of revenue recognition are considered and that conclusions are fully and properly documented;

     - Reviewed key controls and initiated remediation and testing of certain control deficiencies; and

     - Implemented formalized procedures for testing key information technology application controls.

     During the second quarter of 2005, management will further update its comprehensive revenue policies including distribution of these policies to key personnel in the international subsidiaries. Also during 2005, the Company will continue evaluating additional controls and procedures to further remediate this material weakness, as necessary.

INCOME TAXES

     During the first quarter of 2005, the Company has hired an additional tax professional with appropriate international tax expertise. Also during 2005, the Company will continue evaluating additional controls and procedures to further remediate this material weakness, as necessary. Such additional actions may include enhanced procedures related to the review and validation of information used to compute income taxes, global tax reporting structure and staffing requirements.

     We believe these actions will strengthen our internal control over financial reporting and address the material weaknesses related to revenue and income taxes.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and Rule 12b-15 promulgated thereunder, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized as of April 22, 2005.

                                          SPSS INC.

                                          By:     /s/ Raymond H. Panza
                                            ------------------------------------
                                                      Raymond H. Panza
                                            Executive Vice President, Corporate
                                                 Operations, Chief Financial
                                                    Officer and Secretary

                                 EXHIBIT INDEX

   EXHIBIT
    NUMBER                           DOCUMENT DESCRIPTION
   -------                           --------------------
    23.1         Consent of KPMG LLP.
    31.1         Certification of the Chief Executive Officer and President
                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2         Certification of the Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1         Certification of Chief Executive Officer and President
                 pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2         Certification of Chief Financial Officer pursuant to 18
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002.