Form 10-Q
period 2005-03-31
SPSS INC
filed 2005-05-06
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

      AS OF APRIL 29, 2005, THERE WERE 17,806,314 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2005

                                      INDEX

                                                                                                            PAGE
                       PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS  AS OF DECEMBER 31, 2004  AND MARCH 31, 2005 (UNAUDITED)               3

           CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH
           31, 2004 (UNAUDITED) AND 2005 (UNAUDITED)                                                          4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED
           MARCH 31, 2004 (UNAUDITED) AND 2005 (UNAUDITED)                                                    5

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE  MONTHS ENDED MARCH 31,
            2004 (UNAUDITED) AND 2005 (UNAUDITED)                                                             6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                         7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK                                     13

     ITEM 4. CONTROLS AND PROCEDURES                                                                         13

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                                               16

     ITEM 5. OTHER INFORMATION                                                                               16

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                16

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                 December 31,       March 31,
                                                                    2004              2005
                                                                 ------------       ---------
                                                                                   (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                      $  37,107         $  47,137
   Accounts receivable, net                                          50,007            41,098
   Inventories                                                          789               680
   Deferred income taxes                                             15,503            14,760
   Prepaid income taxes                                               7,064             7,793
   Other current assets                                               5,248             4,761
                                                                  ---------         ---------
     Total current assets                                           115,718           116,229

Property, equipment and leasehold improvements, net                  21,480            21,041
Capitalized software development costs, net                          28,178            28,542
Goodwill                                                             42,197            41,862
Intangibles, net                                                      3,278             3,214
Deferred income taxes                                                22,860            23,469
Other noncurrent assets                                               1,614             1,222
                                                                  ---------         ---------
       Total assets                                               $ 235,325         $ 235,579
                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                  $   2,500         $   2,500
   Accounts payable                                                   6,127             5,865
   Income and value added taxes payable                               7,340             4,657
   Deferred revenues                                                 62,148            62,226
   Other current liabilities                                         23,757            23,161
                                                                  ---------         ---------
     Total current liabilities                                      101,872            98,409

Noncurrent notes payable                                              3,381             2,767
Noncurrent deferred income taxes                                        632             1,021
Other noncurrent liabilities                                            981               664

Stockholders' equity:
   Common Stock, $.01 par value; 50,000,000 shares
   authorized; 17,705,744 and 17,803,604 shares issued and
   outstanding in 2004 and 2005, respectively                           177               178
   Additional paid-in capital                                       152,477           153,924
   Deferred compensation                                               (145)             (108)
   Accumulated other comprehensive loss                              (7,818)           (7,464)
   Accumulated deficit                                              (16,232)          (13,812)
                                                                  ---------         ---------
     Total stockholders' equity                                     128,459           132,718
                                                                  ---------         ---------
       Total liabilities and stockholders' equity                 $ 235,325         $ 235,579
                                                                  =========         =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                    March 31,
                                                             -----------------------
                                                              2004            2005
                                                             -------        --------
Net revenues:
  License fees                                               $24,826        $25,997
  Maintenance                                                 23,841         25,312
  Services                                                     8,443          6,147
                                                             -------        -------

Net revenues                                                  57,110         57,456

Operating expenses:
  Cost of license and maintenance revenues                     3,936          3,701
  Sales, marketing and services                               32,387         30,278
  Research and development                                    11,987         11,404
  General and administrative                                   4,874          8,091
                                                             -------        -------

Operating expenses                                            53,184         53,474
                                                             -------        -------

Operating income                                               3,926          3,982
                                                             -------        -------

Other expense:
  Net interest expense                                            75             21
  Other expense                                                  602            453
                                                             -------        -------
Other expense                                                    677            474
                                                             -------        -------

Income before income taxes                                     3,249          3,508
Income tax expense                                             1,145          1,088
                                                             -------        -------

Net income                                                   $ 2,104        $ 2,420
                                                             =======        =======

Basic net income per share                                   $  0.12        $  0.14
                                                             =======        =======
Diluted net income per share                                 $  0.11        $  0.13
                                                             =======        =======

Share data:
Shares used in computing basic net income per share           17,765         17,760
                                                             =======        =======
Shares used in computing diluted net income per share         18,428         18,002
                                                             =======        =======

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                                  --------------------
                                                   2004          2005
                                                  ------        ------
Net income                                        $2,104        $2,420

Other comprehensive income:
   Foreign currency translation adjustment           577           354
                                                  ------        ------

Comprehensive income                              $2,681        $2,774
                                                  ======        ======

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       2004             2005
                                                                     --------         --------
Cash flows from operating activities:
   Net income                                                        $  2,104         $  2,420
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                     4,064            3,564
      Deferred income taxes                                             1,768              759
      Noncash services recoveries                                        (375)               -
      Changes in assets and liabilities:
        Accounts receivable                                             7,892            8,009
        Inventories                                                       413               99
        Prepaid expenses                                               (1,703)             449
        Accounts payable                                                   72             (190)
        Accrued expenses                                               (2,254)            (281)
        Accrued income taxes                                           (5,911)          (3,364)
        Deferred revenues                                              (1,805)           1,130
      Other                                                               895              895
                                                                     --------         --------
Net cash provided by operating activities                               5,160           13,490
                                                                     --------         --------
Cash flows from investing activities:
   Capital expenditures, net                                             (485)          (1,238)
   Capitalized software development costs                              (2,583)          (2,283)
   Proceeds from the divestiture of Sigma-series product line           2,000                -
                                                                     --------         --------
Net cash used in investing activities                                  (1,068)          (3,521)
                                                                     --------         --------
Cash flows from financing activities:
   Net borrowings under line-of-credit agreements                        (651)            (614)
   Proceeds from issuance of common stock                               1,850            1,448
                                                                     --------         --------
Net cash provided by financing activities                               1,199              834
                                                                     --------         --------
Effect of exchange rates on cash                                          139             (773)
                                                                     --------         --------
Net change in cash and cash equivalents                                 5,430           10,030
Cash and cash equivalents at beginning of period                       36,101           37,107
                                                                     --------         --------
Cash and cash equivalents at end of period                           $ 41,531         $ 47,137
                                                                     ========         ========
Supplemental disclosures of cash flow information:
   Interest paid                                                     $    218         $    124
   Income taxes paid                                                    6,402            2,667
   Cash received from income tax refunds                                1,291               91

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements of SPSS Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

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

NOTE 2 - STOCK OPTION PLANS

      The Company maintains one stock incentive plan that is flexible and allows various forms of equity incentives to be issued under it. The Company accounts for this plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In prior years, the Company has recognized compensation cost for restricted stock and restricted stock units to employees. No compensation is recognized for stock option grants to employees. All options granted under the stock incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------
                                                                                  2004                2005
                                                                               ---------            ---------
Net income, as reported                                                        $   2,104            $   2,420
Deduct:
  Stock-based employee compensation cost, net of related
  tax, included in net income, as reported..................................          16                    -
  Total stock-based employee compensation expense determined
  under the fair value based method for all awards, net of related taxes....      (1,123)                (861)
                                                                               ---------            ---------
Pro forma net income                                                           $     997            $   1,559
                                                                               =========            =========
Income per share:
  Basic-- as reported                                                          $    0.12            $    0.14
  Basic-- pro forma                                                            $    0.06            $    0.09
  Diluted-- as reported                                                        $    0.11            $    0.13
  Diluted-- pro forma                                                          $    0.05            $    0.09

NOTE 3 - DOMESTIC AND FOREIGN OPERATIONS

      Net revenues per geographic region are summarized as follows:

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                          2004           2005
                                                         -------        -------
United States                                            $23,245        $24,043
United Kingdom                                             8,830          8,603
Other                                                     25,035         24,810
                                                         -------        -------
     Total                                               $57,110        $57,456
                                                         =======        =======

NOTE 4 - EARNINGS PER COMMON SHARE

      Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of contingently issuable shares and stock options, which have been included in the calculation of diluted weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows:

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           2004          2005
                                                          ------        -------
Basic weighted average common shares outstanding          17,765        17,760
Dilutive effect of stock options                             663           242
                                                          ------        ------
Diluted weighted average common shares outstanding        18,428        18,002
                                                          ======        ======

Anti-dilutive shares not included in the diluted EPS calculation for the three months ended March 31, 2004 and March 31, 2005, were 1,441 and 958, respectively.

NOTE 5 - COST MANAGEMENT PROGRAMS

      During the three months ended March 31, 2005, the Company incurred certain expenses related to cost management programs totaling $1,666. The cost management programs included $1,320 for discontinued use of office space from consolidating certain activities and $346 related to the layoff of approximately 16 employees in the sales, marketing and administrative functions. As of March 31, 2005, $1,495 of these cost management programs remained in accrued liabilities. The Company expects the accrual to be utilized by August 31, 2006, the completion of the lease term.

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

2005 FINANCIAL HIGHLIGHTS

Some of our key financial highlights for the three months ended March 31, 2005 were as follows:

      - Revenues for the three months ended March 31, 2005 were $57.5 million, 1% higher than the three months ended March 31, 2004.

      - License revenues were $26.0 million during the three months ended March 31, 2005, 5% higher than in the comparable period in 2004.

      - Service revenues were $6.1 million for the three months ended March 31, 2005, down $2.3 million from the comparable period in 2004.

      - General and administrative expenses were $8.1 million during the three months ended March 31, 2005, up $3.2 million from the comparable period in 2004.

      - Operating income was $4.0 million, up $0.1 million from the three months ended March 31, 2004.

      - Net income of $2.4 million increased 15% from the comparable period in 2004.

      -     Diluted EPS was $0.13, an increase of 18% from $0.11 in 2004.

      - Cash was $47.1 million at March 31, 2005, up $10.0 million from December 31, 2004.

      - Operating cash flow was $13.5 million during the three months ended March 31, 2005, $8.3 million higher than the comparable period in 2004.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2005.

NET REVENUES.

                            (In thousands)
                       MARCH 31,      MARCH 31,        PERCENTAGE      PERCENT OF TOTAL REVENUES
THREE MONTHS ENDED       2004           2005             CHANGE            2004            2005
                      ----------     ----------        ----------    ---------------- ------------
License                $24,826         $25,997             5%              43%             45%
Maintenance             23,841          25,312             6%              42%             44%
Services                 8,443           6,147           (27)%             15%             11%
                       -------         -------           ---              ---             ---
  Net revenues         $57,110         $57,456             1%             100%            100%

      License revenues increased $1.2 million from the first quarter of 2004 to the first quarter of 2005 primarily driven by higher sales of SPSS data mining and desktop statistical analysis tools, higher sales in Spain and Singapore as well as a $0.5 million favorable impact of changes in currency exchange rates.

      Maintenance revenues increased $1.5 million during the first quarter of 2005 primarily due to higher and consistent renewal rates for the Company's major offerings and $0.5 million favorable impact of changes in currency exchange rates.

      Services revenues decreased $2.3 million for the first quarter of 2005 compared to the first quarter of 2004 primarily due to fewer ShowCase, data mining and market research consulting projects. This decrease was partially offset by a $0.1 million favorable impact of changes in currency exchange rates. During the first three months of 2005, service revenues decreased by 27% from the comparable period in 2004 and decreased to 11% of net revenues.

COST OF LICENSE AND MAINTENANCE REVENUES.

                                                (In thousands)
                                             MARCH 31,   MARCH 31,     PERCENTAGE    PERCENT OF TOTAL REVENUES
THREE MONTHS ENDED                             2004        2005          CHANGE         2004          2005
                                            ----------   ---------     -----------   ----------- ---------------
Cost of license and maintenance revenues      $ 3,936     $ 3,701          (6)%           7%            6%

      Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. These costs decreased $0.2 million from the 2004 first quarter primarily due to lower costs associated with royalties paid to third parties. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues in the remaining quarters of the 2005 fiscal year.

SALES, MARKETING AND SERVICES.

                                          (In thousands)
                                        MARCH 31,   MARCH 31,     PERCENTAGE     PERCENT OF TOTAL REVENUES
THREE MONTHS ENDED                        2004        2005          CHANGE         2004          2005
                                        ---------   ---------     ----------    ----------   ---------------
Sales, marketing and services           $ 32,387    $ 30,278         (7)%           57%            53%

      Sales, marketing and services expenses decreased $2.1 million from the first three months of 2004 primarily due to reduction of staff as a result of the cost management program as further discussed in Note 5 to the Consolidated Financial Statements, and changes in currency exchange rates of $0.7 million.

RESEARCH AND DEVELOPMENT.

                                          (In thousands)
                                        MARCH 31,   MARCH 31,     PERCENTAGE     PERCENT OF TOTAL REVENUES
THREE MONTHS ENDED                        2004        2005          CHANGE         2004          2005
                                        ---------   ---------     ----------    ----------   ---------------
Research and development                $  11,987   $  11,404        (5)%           21%            20%

      Research and development costs decreased $0.6 million from the 2004 first quarter primarily due to $0.4 million in increased capitalization of labor costs related to development of the Company's core products during the first quarter of 2005. Research and development expenses are expected to remain relatively flat in the remaining quarters of 2005.

GENERAL AND ADMINISTRATIVE.

                                          (In thousands)
                                        MARCH 31,   MARCH 31,     PERCENTAGE     PERCENT OF TOTAL REVENUES
THREE MONTHS ENDED                        2004        2005          CHANGE         2004          2005
                                        ---------   ---------     ----------    ----------   ---------------
General and administrative              $  4,874     $ 8,091          66%            8%           14%

      General and administrative expenses increased $3.2 million from the first three months of 2004 primarily due to higher legal and accounting expenses related to the audit of the Company's consolidated financial statements and internal control over financial reporting of $1.2 million, and one-time charges of $1.3 million related to exit costs for office space ceased to be used as a result of consolidating activities.

NET INTEREST EXPENSE.

                                          (In thousands)
                                        MARCH 31,   MARCH 31,     PERCENTAGE     PERCENT OF TOTAL REVENUES
THREE MONTHS ENDED                        2004        2005          CHANGE         2004           2005
                                        ---------   ---------     ----------    ----------   ---------------
Net interest expense                     $   75      $   21          (72)%           -%            -%

      Net interest expense in the three months ended March 31, 2005 related to the Company's financing arrangement with Wells Fargo Foothill, Inc. The decrease from the 2004 quarterly period was a result of lower debt levels. Net interest expense should remain relatively constant in the remaining quarters of the 2005 fiscal year.

OTHER EXPENSE.

                                            (In thousands)
                                         MARCH 31,   MARCH 31,     PERCENTAGE     PERCENT OF TOTAL REVENUES
THREE MONTHS ENDED                         2004       2005          CHANGE          2004           2005
                                        ----------  ---------     ----------    ------------  ---------------
Other expense                            $  602      $  453          (25)%           1%              1%

      Other expense in the three months ended March 31, 2005 decreased $0.1 million compared to the three months ended March 31, 2004. The Company wrote off its 2001 investment in e-Intelligence Corporation in the first quarter of 2004 ($0.2 million). Other expense also includes losses from foreign currency transactions from the strengthening of the U.S. dollar against other major currencies during the first quarter of 2005.

INCOME TAX EXPENSE.

                                                   (In thousands)
                                                MARCH 31,    MARCH 31,    PERCENT OF PRE-TAX INCOME
THREE MONTHS ENDED                                2004         2005          2004          2005
                                                ---------    ---------       ----          ----
 Income tax expense                               $1,145     $  1,088         35%           31%

      The income tax provision decreased in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and as a percent of pretax income was 31% for the first quarter of 2005. The Company's effective tax rate is expected to remain at or near 31 - 32 percent for the remainder of the 2005 fiscal year and should be consistent with the full year fiscal year 2004 rate of 31 percent.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2005, working capital was $17.8 million with a current ratio of 1.2 to 1. Excluding current deferred revenue, working capital was $80.0 million with a current ratio of 3.2 to 1. Cash flows from operating activities were $13.5 million in the three months ended March 31, 2005 compared with $5.2 million in the three months ended March 31, 2004. The increase in cash from operations in 2005 was mainly due to lower tax payments and accrued expense, a decrease in prepaid expenses and an increase in deferred revenues. Average days sales outstanding were 67 days at March 31, 2005 and December 31, 2004, and 75 days at March 31, 2004.

      Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $3.1 million and $3.5 million in 2004 and 2005, respectively. Management believes that SPSS has ample capacity in its plant and equipment to meet expected needs for future growth. Additionally, in February 2004, SPSS received scheduled payments totaling $2.0 million on the sale of its Sigma-series product line consummated in December 2003.

      Cash provided by financing activities was $0.8 million in the three months ended March 31, 2005 and $1.2 million in the three months ended March 31, 2004. In the three months ended March 31, 2005, financing activities provided cash proceeds of $1.4 million from the issuance of common stock, primarily through the exercise of stock options. These proceeds were partially decreased by net repayments of $0.6 million under line of credit agreements.

      On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10,000,000, two revolving lines of credit and a letter of credit facility not to exceed $3,000,000. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3,500,000 provided that no event of default exists. As of March 31, 2005, the Company has availability of $5,914,000 under the revolving lines of credit.

      The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down evenly the term loan of $10,000,000 over the four (4) year period (i.e., $2,500,000 per year over four years). At March 31, 2005, SPSS had $5,267,000 outstanding under its line of credit with Wells Fargo Foothill, including $2,500,000 classified as current notes payable and the face amount of letters of credit issued and outstanding under the existing credit facility totaling approximately $893,000.

      The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. The Company was in compliance with all covenants as of March 31, 2005.

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

      SPSS may be obligated to make future contingent purchase price payments related to the Company's acquisition of Data Distilleries B.V. in the amount of up to $2.0 million at current estimated exchange rates. The Company's obligation to make contingent payments shall end on October 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the SPSS Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

INTERNATIONAL OPERATIONS

      Revenues from international operations were 59% and 58% of total net revenues in the three months ended March 31, 2004 and March 31, 2005, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The SEC issued guidance on April 14, 2005 announcing that public companies will now be required to adopt SFAS 123R by their first fiscal year beginning after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123R in its first quarter of fiscal year 2006. The Company is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      SPSS is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bear interest at either the prime rate or the Eurodollar rate. As of March 31, 2005, the Company had $5,267,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $53,000 of annual interest expense, assuming the same level of borrowing.

      SPSS is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of its operations and revenue occur outside the United States and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage this exposure to fluctuations of currency exchange rates, SPSS may enter into various financial instruments, such as options, which generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at March 31, 2005, management expects this would have a material adverse effect on the Company's financial results.

      At March 31, 2005, SPSS did not have any option contracts outstanding.

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

      The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Securities Exchange Act of 1934. This evaluation included a review of the material weaknesses discussed in both Management's Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm filed with the Company's Annual Report on Form 10-K for fiscal year 2004 filed with the SEC on March 16, 2005, as amended on April 22, 2005 (the "2004 Annual Report"). This evaluation also included remedial actions taken by the Company to address these material weaknesses as further described below under the section titled "Changes in Internal Control Over Financial Reporting".

      Based on this evaluation of the Company's disclosure controls and procedures, and the changes described below, the Company's Chief Executive Officer and Chief Financial Officer believe that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. SPSS believes, however, that since March 31, 2005, its disclosure controls and procedures have improved due to remedial measures resulting from the scrutiny of such matters by its management in assessing and improving its internal control over financial reporting. SPSS believes that its disclosure controls and procedures will continue to improve as it completes the implementation of the changes described below.

      Changes in Internal Control Over Financial Reporting. In response to material weaknesses identified in conjunction with the assessment of the Company's internal control over financial reporting as of December 31, 2004, management implemented additional controls to strengthen its internal control over financial reporting with respect to revenue. With respect to income taxes, the Company continues to implement additional controls related to the review and validation of information used to compute income taxes, global tax reporting structure and staffing requirements.

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

INCOME TAXES

      During the first quarter of 2005, the Company has hired a tax professional with appropriate international tax expertise. Also during 2005, the Company will continue evaluating additional controls and procedures to further remediate this material weakness, as necessary. Such additional actions may include enhanced procedures related to the review and validation of information used to compute income taxes, global tax reporting structure and staffing requirements.

      We believe these actions will strengthen our internal control over financial reporting and address the material weaknesses related to revenue and income taxes.

      Other than the changes described above, there have been no changes in the Company's internal control over financial reporting identified in the evaluation that occurred during the Company's first quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      During the fiscal quarter ended March 31, 2005, the audit committee pre-approved the following:

      - $24,000 to be paid KPMG as compensation for tax services related to SPSS Science Germany.

      - $16,000 to be paid KPMG as compensation for tax services related to SPSS Japan.

      - $6,000 to be paid KPMG as compensation for tax services related to SPSS Asia Pacific.

      - $2,000 to be paid KPMG as compensation for tax services related to SPSS entities in Denmark.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a "+" in the following list.)

                                                                                                                 INCORPORATION
  EXHIBIT                                                                                                        BY REFERENCE
  NUMBER                                       DESCRIPTION OF DOCUMENT                                          (IF APPLICABLE)
-----------   -----------------------------------------------------------------------------------------------   ----------------
    2.1       Agreement and Plan of Merger among SPSS Inc., SPSS ACSUB, Inc., Clear Software, Inc. and the         (1), Ex. 2.1
              shareholders named therein, dated September 23, 1996.

    2.2       Agreement and Plan of Merger among SPSS Inc., SPSS Acquisition Inc. and Jandel Corporation,          (2), Annex A
              dated October 30,1996.

    2.3       Asset Purchase Agreement by and between SPSS Inc. and DeltaPoint, Inc., dated as of May 1,          (14), Ex. 2.3
              1997.

    2.4       Stock Purchase Agreement among the Registrant, Edward Ross, Richard Kottler, Norman Grunbaum,        (3), Ex. 2.1
              Louis Davidson and certain U.K.-Connected Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted schedules.

    2.5       Stock Purchase Agreement among the Registrant, Edward Ross, Richard Kottler, Norman Grunbaum,        (3), Ex. 2.2
              Louis Davidson and certain Non-U.K. Shareholders or warrant holders of Quantime Limited named therein, dated as of September 30, 1997, together with a list briefly identifying the contents of omitted schedules.

    2.6       Stock Purchase Agreement by and among SPSS Inc. and certain Shareholders of Quantime Limited         (4), Ex. 2.1
              listed on the signature pages thereto, dated November 21, 1997.

    2.7       Stock Purchase Agreement by and among Jens Nielsen, Henrik Rosendahl, Ole Stangegaard, Lars          (4), Ex. 2.2
              Thinggaard, Edward O'Hara, Bjorn Haugland, 2M Invest and the Shareholders listed on Exhibit A thereto, dated November 21, 1997.

    2.8       Stock Purchase Agreement by and among SPSS Inc. and the Shareholders of Integral Solutions          (15), Ex. 2.1
              Limited listed on the signature pages hereof, dated as of December 31, 1998.

    2.9       Share Purchase Agreement by and among SPSS Inc., Surveycraft Pty Ltd. and Jens Meinecke and         (17), Ex. 2.9
              Microtab Systems Pty Ltd., dated as of November 1, 1998.

   2.10       Stock Acquisition Agreement by and among SPSS Inc., Vento Software, Inc. and David Blyer, John      (18), Ex. 2.1
              Gomez and John Pappajohn, dated as of November 29, 1999.

   2.11       Asset Purchase Agreement by and between SPSS Inc. and DataStat, S.A., dated as of December 23,     (20), Ex. 2.11
              1999.

   2.12       Agreement and Plan of Merger dated as of November 6, 2000, among SPSS Inc., SPSS Acquisition        (21), Ex. 2.1
              Sub Corp., and ShowCase Corporation.

   2.13       Agreement and Plan of Merger dated as of October 28, 2001, among SPSS Inc., Red Sox                (24), Ex. 99.1
              Acquisition Corp. and NetGenesis Corp.

   2.14       Stock Purchase Agreement by and among SPSS Inc., LexiQuest, S.A. and the owners of all of the      (26), Ex. 2.14
              issued and outstanding shares of capital stock of LexiQuest, S.A., dated as of January 31,
              2002.

   2.15       Stock Purchase Agreement dated as of November 4, 2003, by and among SPSS Inc., SPSS                (30), Ex. 2.15
              International B.V. and the owners of all of the issued and outstanding shares of Data
              Distilleries B.V. identified on Exhibit A thereto.

    3.1       Certificate of Incorporation of SPSS.                                                                (5), Ex. 3.2

    3.2       By-Laws of SPSS.                                                                                     (5), Ex. 3.4

    4.1       Intentionally omitted.

    4.2       Amended and Restated Rights Agreement, dated as of August 31, 2004, by and between SPSS Inc.        (32), Ex. 4.2
              and Computershare Investor Services LLP, as Rights Agent

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

10.10       Intentionally omitted.

10.11       Lease for Chicago, Illinois Office.                                                                (9), Ex. 10.12

10.12       Amendment to Lease for Chicago, Illinois Office.                                                   (9), Ex. 10.13

10.13       1995 Equity Incentive Plan.+                                                                      (10), Ex. 10.14

10.14       Intentionally omitted.

10.15       Amended and Restated 1995 Equity Incentive Plan.+                                                 (11), Ex. 10.17

10.16       Intentionally omitted.

10.17       Software Distribution Agreement between the Company and Banta Global Turnkey.                     (12), Ex. 10.19

10.18       Lease for Chicago, Illinois in Sears Tower.                                                       (13), Ex. 10.20

10.19       Intentionally omitted.

10.20       Intentionally omitted.

10.21       Second Amended and Restated 1995 Equity Incentive Plan.+                                              (16), Ex. A

10.22       Intentionally omitted.

10.23       Third Amended and Restated 1995 Equity Incentive Plan.+                                            (19), Ex. 10.1

10.24       Intentionally omitted.

10.25       Intentionally omitted.

10.26       Intentionally omitted.

10.27       2000 Equity Incentive Plan.+                                                                      (22), Ex. 10.45

10.28       SPSS Qualified Employee Stock Purchase Plan.+                                                     (22), Ex. 10.46

10.29       SPSS Nonqualified Employee Stock Purchase Plan.+                                                  (22), Ex. 10.47

10.30       Intentionally omitted.

10.31       Stock Purchase Agreement by and between SPSS Inc. and Siebel Systems, Inc.                        (23), Ex. 10.31

10.32       1999 Employee Equity Incentive Plan.+                                                               (25), Ex. 4.1

10.33       Intentionally omitted.

10.34       Intentionally omitted.

10.35       Intentionally omitted.

10.36       Intentionally omitted.

10.37       Intentionally omitted.

10.38       Intentionally omitted.

10.39       Intentionally omitted.

10.40       Intentionally omitted.

10.41       Intentionally omitted.

10.42       Intentionally omitted.

10.43       Loan and Security Agreement, dated as of March 31, 2003, by and between SPSS Inc. and each of     (27), Ex. 10.43
            SPSS' subsidiaries that may become additional borrowers, as
            Borrower, and Foothill Capital Corporation, as Lender.

10.44       Amendment to Stock Purchase Agreement, dated as of October 1, 2003, by and between SPSS Inc.      (28), Ex. 10.44
            and America Online, Inc.

10.45       Amended and Restated Strategic Online Research Services Agreement, dated as of October 1,         (28), Ex. 10.45
            2003, by and between SPSS Inc. and America Online, Inc.

10.46       Consulting Agreement, dated as of June 1, 2003, by and between SPSS Inc. and Norman H. Nie        (29), Ex. 10.46
            Consulting, L.L.C.

10.47       SPSS Inc. Amended and Restated 2002 Equity Incentive Plan                                         (33), Ex. 10.47

10.48       Amended and Restated Employment Agreement, dated as of August 16, 2004, by and between SPSS       (34), Ex. 10.48
            Inc. and Raymond H. Panza.

10.49       Employment Agreement, dated as of August 16, 2004, by and between SPSS Inc. and Edward Hamburg.   (34), Ex. 10.49

10.50       OEM Agreement, dated as of November 5, 2004, by and between SPSS Inc. and Hyperion Solutions      (34), Ex. 10.50
            Corporation*

10.51       Amended and Restated Consulting Agreement, dated as of January 1, 2005, by and between SPSS       (34), Ex. 10.51
            Inc. and Norman H. Nie Consulting, L.L.C.

10.52       Amended and Restated Employment Agreement, dated as of March 1, 2005, by and between SPSS Inc.    (34), Ex. 10.52
            and Jack Noonan.

10.53       Form of Amended and Restated Change of Control Agreement                                          (35), Ex. 10.53

10.54       Form of Change of Control Agreement                                                               (35), Ex. 10.54

 14.1       Intentionally Omitted.

 14.2       SPSS Inc. Amended and Restated Code of Business Conduct and Ethics                                (36), Ex. 14.2

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

99.1        SPSS Inc. Charter of the Audit Committee of the Board of Directors.                               (31), Ex. 99.1

99.2        Supplement A to the SPSS Inc. Charter of the Audit Committee of the Board of Directors.           (31), Ex. 99.2

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

(2) Previously filed with Amendment No. 1 to the Registration Statement on Form S-4 Registration Statement of SPSS Inc. filed on November 7, 1996. (File No. 333-15427)

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

(6) Previously filed with Amendment No. 1 to the Registration Statement on Form S-1 of SPSS Inc. filed on July 23, 1993. (File No. 33-64732)

(7) Previously filed with the Registration Statement on Form S-1 of SPSS Inc. filed on June 22, 1993. (File No. 33-64732)

(8) Previously filed with the Registration Statement on Form S-1 of SPSS Inc. filed on December 5, 1994. (File No. 33-86858)

(9) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1994. (File No. 000-22194)

(10)  Previously filed with 1995 Proxy Statement of SPSS Inc. (File No.
      000-22194)

(11)  Previously filed with 1996 Proxy Statement of SPSS Inc. (File No.
      000-22194)

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

(16)  Previously filed with 1998 Proxy Statement of SPSS Inc. (File No.
      000-22194)

(17) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

(18) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

(19) Previously filed with Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

(20) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 1999. (File No. 000-22194).

(21) Previously filed with the Report on Form 8-K of SPSS Inc., filed November 15, 2000. (File No. 000-22194).

(22) Previously filed with the Registration Statement on Form S-4 on of SPSS Inc., filed on December 19, 2000. (File No. 333-52216)

(23) Previously filed with the Registration Statement on Form S-3 of SPSS Inc. filed on October 9, 2001. (File No. 333-71236)

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

(28) Previously filed with the Report on Form 8-K of SPSS Inc., dated October 1, 2003, filed on October 15, 2003. (File No. 000-22194)

(29) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended September 30, 2003. (File No. 000-22194)

(30) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 5, 2003, filed on November 18, 2003. (File No. 000-22194)

(31) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2003. (File No. 000-22194)

(32) Previously filed with the Form 8-A12G/A of SPSS Inc. filed on August 31, 2004. (File No. 000-22194)

(33) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on October 29, 2004. (File No. 222-120066)

(34) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2004. (File No. 000-22194)

(35) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 28, 2005, filed on May 2, 2005. (File No. 000-22194)

(36) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 28, 2005, filed on April 28, 2005. (File No. 000-22194)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPSS Inc.

Date: May 5, 2005                         By: /s/ Jack Noonan
                                              ------------------------------
                                                  Jack Noonan
                                                  President and Chief Executive
                                                  Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: May 5, 2005                         By: /s/ Raymond H. Panza
                                              -------------------------------
                                                  Raymond H. Panza
                                                  Executive Vice-President,
                                                  Corporate Operations, Chief
                                                  Financial Officer, and
                                                  Secretary

                                    SPSS INC.

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                      DESCRIPTION
--------                                   -----------
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