Form 10-Q
period 2005-06-30
SPSS INC
filed 2005-08-04
CIK 869570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES X NO

      AS OF AUGUST 1, 2005, THERE WERE 17,842,100 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

                                   SPSS INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2005

                                     INDEX

PART I - FINANCIAL INFORMATION                                                             PAGE
--------------------------------------------------------------------------------           ----
    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND JUNE 30, 2005           3
              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
              ENDED JUNE 30, 2004 AND 2005                                                    4
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND
              SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2005                                  5
              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
              MONTHS ENDED JUNE 30, 2004 AND 2005                                             6
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                      7
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   9
    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                                              15
    ITEM 4. CONTROLS AND PROCEDURES                                                          15

PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS                                                                17
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              17
    ITEM 5. OTHER INFORMATION                                                                18
    ITEM 6. EXHIBITS                                                                         19

                           SPSS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                             December 31,    June 30,
                                                                2004           2005
                                                             ------------   ---------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  37,107    $  54,184
   Accounts receivable, net                                       50,007       37,774
   Inventories                                                       789          777
   Deferred income taxes                                          15,503       14,579
   Prepaid income taxes                                            7,064        8,431
   Other current assets                                            5,248        4,302
                                                               ---------    ---------
     Total current assets                                        115,718      120,047

Property, equipment and leasehold improvements, net               21,480       21,323
Capitalized software development costs, net                       28,178       29,208
Goodwill                                                          42,197       41,384
Intangibles, net                                                   3,278        3,121
Deferred income taxes                                             22,860       22,420
Other noncurrent assets                                            1,614        1,442
                                                               ---------    ---------
       Total assets                                            $ 235,325    $ 238,945
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                               $   2,500    $   2,500
   Accounts payable                                                6,127        6,702
   Income and value added taxes payable                            7,340        7,921
   Deferred revenues                                              62,148       59,614
   Other current liabilities                                      23,757       22,295
                                                               ---------    ---------
     Total current liabilities                                   101,872       99,032

Noncurrent deferred income taxes                                     632          632
Noncurrent notes payable                                           3,381        2,132
Other noncurrent liabilities                                         981          735

STOCKHOLDERS'  EQUITY:
     Common Stock, $.01 par value; 50,000,000 shares
     authorized; 17,705,744 and 17,841,640 shares
     issued and outstanding in 2004 and 2005, respectively           177          179
     Additional paid-in capital                                  152,477      155,579
     Deferred compensation                                          (145)      (1,107)
     Accumulated other comprehensive loss                         (7,818)      (8,155)
     Accumulated deficit                                         (16,232)     (10,082)
                                                               ---------    ---------
          Total stockholders' equity                             128,459      136,414
                                                               ---------    ---------
          Total liabilities and stockholders' equity           $ 235,325    $ 238,945
                                                               =========    =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                               Three Months Ended June 30,   Six Months Ended June 30,
                                                               ---------------------------   -------------------------
                                                                 2004              2005         2004             2005
                                                               ---------         ---------   ---------       ---------
Net revenues:
   License                                                     $  20,952         $  24,413   $  45,778       $  50,410
   Maintenance                                                    24,246            26,448      48,087          51,760
   Services                                                        7,806             7,220      16,249          13,367
                                                               ---------         ---------   ---------       ---------

Net revenues                                                      53,004            58,081     110,114         115,537

Operating expenses:
   Cost of license and maintenance revenues                        3,240             4,066       7,176           7,767
   Sales, marketing and services                                  34,658            29,247      67,045          59,525
   Research and development                                       11,690            10,994      23,677          22,398
   General and administrative                                      5,688             6,486      10,562          14,577
                                                               ---------         ---------   ---------       ---------

Operating expenses                                                55,276            50,793     108,460         104,267
                                                               ---------         ---------   ---------       ---------

Operating income (loss)                                           (2,272)            7,288       1,654          11,270
                                                               ---------         ---------   ---------       ---------

Other income (expense):
   Net interest expense                                              (29)              (26)       (104)            (47)
   Other                                                             789            (1,457)        187          (1,910)
                                                               ---------         ---------   ---------       ---------
Other income (expense)                                               760            (1,483)         83          (1,957)
                                                               ---------         ---------   ---------       ---------

Income (loss) before income taxes                                 (1,512)            5,805       1,737           9,313
Income tax expense (benefit)                                        (544)            2,075         601           3,163
                                                               ---------         ---------   ---------       ---------

Net income (loss)                                              $    (968)        $   3,730   $   1,136       $   6,150
                                                               =========         =========   =========       =========

Basic net income (loss) per share                              $   (0.05)        $    0.21   $    0.06       $    0.34
                                                               =========         =========   =========       =========

Diluted net income (loss) per share                            $   (0.05)        $    0.21   $    0.06       $    0.34
                                                               =========         =========   =========       =========

Share data:
Shares used in computing basic net income (loss) per share        17,702            17,823      17,737          18,073
                                                               =========         =========   =========       =========
Shares used in computing diluted net income (loss) per share      17,702            18,095      18,138          18,332
                                                               =========         =========   =========       =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------   -------------------------
                                                 2004               2005       2004             2005
                                               --------            -------   --------         --------
Net income (loss)                              $   (968)           $ 3,730   $  1,136         $  6,150

Other comprehensive loss:
     Foreign currency translation adjustment       (661)              (691)       (84)            (337)
                                               --------            -------   --------         --------

Comprehensive income (loss)                    $ (1,629)           $ 3,039   $  1,052         $  5,813
                                               ========            =======   ========         ========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                              2004             2005
                                                                            --------         --------
Cash flows from operating activities:
    Net income                                                              $  1,136         $  6,150
    Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization                                        8,114            7,390
          Deferred income taxes                                                 (488)           1,128
          Noncash services recoveries                                           (750)              --
          Changes in assets and liabilities, net of acquisitions:
             Accounts receivable                                              12,485            9,835
             Inventories                                                         821              (10)
             Other current assets                                                213              833
             Accounts payable                                                 (1,616)             755
             Accrued expenses                                                    625             (586)
             Income taxes                                                     (9,748)            (607)
             Deferred revenue                                                 (4,684)             193
          Other                                                                2,445            1,525
                                                                            --------         --------
Net cash provided by operating activities                                      8,553           26,606
                                                                            --------         --------

Cash flows from investing activities:
     Capital expenditures, net                                                (1,726)          (3,326)
     Capitalized software development costs                                   (5,078)          (5,172)
     Repurchase of common stock issued for acquisition                        (5,421)              --
     Proceeds from the divestiture of Sigma-series product line                3,000               --
                                                                            --------         --------
Net cash used in investing activities                                         (9,225)          (8,498)
                                                                            --------         --------

Cash flows from financing activities:

     Net borrowings under line-of-credit agreements                           (1,306)          (1,249)
     Proceeds from issuance of common stock                                    2,240            2,023
                                                                            --------         --------
Net cash provided by financing activities                                        934              774
                                                                            --------         --------

Effect of exchange rates on cash                                                (332)          (1,805)
                                                                            --------         --------
Net change in cash and cash equivalents                                          (70)          17,077
Cash and cash equivalents at beginning of period                              36,101           37,107
                                                                            --------         --------
Cash and cash equivalents at end of period                                  $ 36,031         $ 54,184
                                                                            ========         ========

Supplemental disclosures of cash flow information:
     Interest paid                                                          $    359         $    331
     Income taxes paid                                                        11,141            3,616
     Cash received from income tax refunds                                    (1,905)          (2,707)

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

      The Company recognizes compensation cost for restricted stock and restricted stock units issued to employees. No compensation is recognized for stock option grants to employees. During the three months ended June 30, 2005, the Company issued 66,950 restricted share units to employees. As a result of this issuance, the market value of the restricted share units was recorded as deferred compensation of $1.1 million and is being charged to expense over the respective vesting period. All options granted under the stock incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income
(loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                                   ---------------------------   -------------------------
                                                                      2004              2005        2004            2005
                                                                   ---------          --------   ---------        --------
Net income (loss), as reported                                     $    (968)         $  3,730   $   1,136        $  6,150
Add:
   Stock-based employee compensation cost,
   net of related tax, included in net
   income (loss), as reported                                              9                60          20              60
Deduct:

   Total stock-based employee compensation expense determined under the fair value based method for all awards, net of
   related taxes                                                      (1,118)             (725)     (2,241)         (1,586)
                                                                   ---------          --------   ---------        --------
Pro forma net income (loss)                                        $  (2,077)         $  3,065   $  (1,085)       $  4,624
                                                                   =========          ========   =========        ========
Income (loss) per share:
    Basic-- as reported                                            $   (0.05)         $   0.21   $    0.06        $   0.34
    Basic-- pro forma                                              $   (0.12)         $   0.17   $   (0.06)       $   0.26

    Diluted-- as reported                                          $   (0.05)         $   0.21   $    0.06        $   0.34
    Diluted-- pro forma                                            $   (0.12)         $   0.17   $   (0.06)       $   0.25

NOTE 3 - DOMESTIC AND FOREIGN OPERATIONS

      Net revenues per geographic region are summarized as follows:

                      Three Months Ended June 30,   Six Months Ended June 30,
                      ---------------------------   -------------------------
                        2004               2005       2004             2005
                      --------           --------   --------         --------
United States         $ 25,001           $ 25,595   $ 48,246         $ 49,638
                      --------           --------   --------         --------
United Kingdom           7,377              8,444     16,207           17,047
The Netherlands          5,560              6,070     11,839           12,355
Japan                    3,953              4,690     10,865           11,815
Other                   11,113             13,282     22,957           24,682
                      --------           --------   --------         --------
Total International     28,003             32,486     61,868           65,899
                      --------           --------   --------         --------
       Total          $ 53,004           $ 58,081   $110,114         $115,537
                      ========           ========   ========         ========

NOTE 4 - EARNINGS PER COMMON SHARE

      Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist primarily of stock options and restricted share units, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows:

                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                     ---------------------------   -------------------------
                                                      2004                 2005     2004               2005
                                                     ------               ------   ------             ------
Basic weighted average common shares outstanding     17,702               17,823   17,737             18,073
Dilutive effect of stock options                         --                  272      401                259
                                                     ------               ------   ------             ------
Diluted weighted average common shares outstanding   17,702               18,095   18,138             18,332
                                                     ======               ======   ======             ======

      Anti-dilutive shares not included in the diluted EPS calculation for the three and six month periods ended June 30, 2004 and June 30, 2005 were as follows:

Three Months Ended June 30,   Six Months Ended June 30,
   2004               2005     2004                2005
  -----               ----     ----                ----
  1,115                812      744                 898

NOTE 5 - CONTINGENCIES

      SPSS, Jack Noonan, SPSS's President and Chief Executive Officer and Edward Hamburg, SPSS's former Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois on or about May 14, 2004. The lawsuit was filed under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04 CH 03427. The lawsuit was amended on September 30, 2004 and KMPG LLP, SPSS's former auditor, was added as a defendant. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint further alleged that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint sought to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On May 10, 2005, the United States District Court for the Northern District of Illinois dismissed the plaintiffs' case for failure to state a claim upon which relief may be granted, without prejudice, and granted the plaintiffs leave to file an amended complaint. On June 24, 2005, the Lead Plaintiff filed a second amended complaint which realleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated therunder, and seeks the same relief as the original complaint. The second amended complaint realleges many of the same factual bases for the claims as were set forth in the first amended complaint that was dismissed by the court. In addition, an additional plaintiff, AFCO, LP, has been added, and the second amended complaint has dropped the claims against KPMG LLP. Neither SPSS nor the individual defendants have responded to the second amended complaint as of the date of this filing. SPSS, Mr. Noonan and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the second amended complaint.

NOTE 6 - COST MANAGEMENT PROGRAMS

      During the three months and six month periods ended June 30, 2005, the Company incurred certain expenses related to cost management programs totaling $352 and $2,018, respectively. For the six months ended June 30, 2005, the cost management programs included $1,562 for discontinued use of office space from consolidating certain activities and $456 related to the layoff of approximately 24 employees in the sales, marketing and administrative functions. As of June 30, 2005, $1,296 of these cost management programs remained in accrued liabilities. The Company expects the accruals to be utilized by January 31, 2007, the completion of the final lease term.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30, 2005, AND COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2005

For the three and six month periods ended June 30, 2005, the following key financial performance metrics were higher than the corresponding periods in 2004: net revenue, operating income, net income and cash flow from operations. The specific improvements in these financial performance metrics are discussed below.

NET REVENUES

Net revenues by product type, percent changes and percent of total sales for the three and six month periods ended June 30, 2004 and June 30, 2005 were as follows:

                             (In Thousands)
                    June 30      June 30      Amount  Percentage  Percent of Total Revenues
Three Months Ended   2004         2005        Change    Change     2004               2005
                    -------  --------------   ------  ----------  ------             ------
License             $20,952      $24,413      $3,461          17%     39%                42%
Maintenance          24,246       26,448       2,202           9%     46%                46%
Services              7,806        7,220        (586)         (8)%    15%                12%
                    -------      -------      ------
  Net revenues      $53,004      $58,081       5,077          10%    100%               100%

                             (In Thousands)
                    June 30      June 30      Amount  Percentage  Percent of Total Revenues
Six Months Ended     2004         2005        Change    Change     2004               2005
                   --------  --------------  -------- ----------  ------             ------
License            $ 45,778     $ 50,410     $ 4,632          10%     42%                44%
Maintenance          48,087       51,760        3,673          8%     44%                45%
Services             16,249       13,367       (2,882)       (18)%    14%                11%
                   --------     --------     --------
  Net revenues     $110,114     $115,537     $  5,423          5%    100%               100%

      The increases in license fee revenues were primarily driven by higher sales of SPSS data mining and desktop statistical tools, including increases in the U.S., Spain, Southeast Asia and Japan. In addition, changes in currency exchange rates resulted in increases of $0.2 million and $0.8 million in the three and six month periods respectively.

      The increases in maintenance revenues were primarily due to higher and consistent renewal rates for the Company's major offerings as well as $0.8 million and $1.3 million favorable impacts of changes in currency exchange rates in the three and six month periods, respectively.

      The decreases in services revenues were primarily due to fewer ShowCase, data mining and market research consulting projects primarily based upon management strategic business realignment. These decreases were partially offset by favorable changes in currency exchange rates, which contributed $0.1 million and $0.3 million increases to service revenues in the three and six month periods, respectively.

      Net revenues per geographic region, percent changes and percent of total sales for the three and six month periods ended June 30, 2004 and June 30, 2005 were as follows:

                                 (In Thousands)
                        June 30      June 30      Amount  Percentage  Percent of Total Revenues
Three Months Ended       2004         2005        Change    Change     2004               2005
                        -------  --------------   ------  ----------  ------             ------
  United States         $25,001      $25,595      $   594          2%     47%                44%
                        -------      -------      -------                ---                ---
United Kingdom            7,377        8,444        1,067         14%     14%                15%
The Netherlands           5,560        6,070          510          9%     10%                10%
Japan                     3,953        4,690          737         19%      8%                 8%
Other                    11,113       13,282        2,169         20%     21%                23%
                        -------      -------      -------                ---                ---
  Total International    28,003       32,486        4,483         16%     53%                56%
                        -------      -------      -------                ---                ---
       Total            $53,004      $58,081      $ 5,077         10%    100%               100%
                        =======      =======      =======                ===                ===

                                 (In Thousands)
                        June 30      June 30      Amount  Percentage  Percent of Total Revenues
Six Months Ended         2004         2005        Change    Change     2004               2005
                       --------  --------------   ------  ----------  ------             ------
  United States        $ 48,246     $ 49,638      $1,392           3%     44%                43%
                       --------     --------      ------                 ---                ---

United Kingdom           16,207       17,047         840           5%     15%                15%
The Netherlands          11,839       12,355         516           4%     11%                11%
Japan                    10,865       11,815         950           9%     10%                10%
Other                    22,957       24,682       1,725           8%     20%                21%
                       --------     --------      ------                 ---                ---
  Total International    61,868       65,899       4,031           7%     56%                57%
                       --------     --------      ------                 ---                ---
       Total           $110,114     $115,537      $5,423           5%    100%               100%
                       ========     ========      ======                 ====               ===

      All major geographic regions contributed to sales growth during the three and six month periods ended June 30, 2005. We believe net revenue growth in the three and six month periods ended June 30, 2005 continued to reflect the increased demand for certain data mining and statistical products, a strong renewal base for our products and the increasing geographic coverage of the business.

COST OF LICENSE AND MAINTENANCE REVENUES

                               (In Thousands)
                                                 Amount  Percentage  Percent of Total revenues
Period                         2004     2005     Change    Change    2004                 2005
                              -------  -------   ------  ----------  ----                 ----
Three months ended June 30,   $ 3,240  $ 4,066   $  826          25%    6%                   7%
Six months ended June 30,     $ 7,176  $ 7,767   $  591           8%    6%                   6%

      Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs, and royalties paid to third parties. The increases in cost of license and maintenance revenues were primarily due to higher costs associated with royalties paid to third parties due to higher revenues and higher amortization of capitalized software development costs.

SALES, MARKETING AND SERVICES

                               (In Thousands)
                                                Amount   Percentage  Percent of Total revenues
Period                         2004     2005    Change    Change     2004                 2005
                              -------  -------  -------  ----------  ----                 ----
Three months ended June 30,   $34,658  $29,247  $(5,411)        (16)%  65%                  50%
Six months ended June 30,     $67,045  $59,525  $(7,520)        (11)%  61%                  52%

      The decreases in sales, marketing and services expenses were primarily due to staff changes, lower service expenses due to decreased service sales volume and lower AOL service costs of $0.9 million and $1.6 million in 2005 from the respective three and six month periods in 2004. Additionally, the Company incurred severance costs of $1.2 million in the three and six month periods ended June 30, 2004 associated with personnel changes in the Company's sales and professional services organization. These decreases were partially offset by increases caused by changes in currency exchange rates of $0.8 million and $1.4 million in the three and six month periods, respectively.

RESEARCH AND DEVELOPMENT

                               (In Thousands)
                                                Amount   Percentage   Percent of Total revenues
Period                         2004     2005    Change     Change     2004                 2005
                              -------  -------  -------  ----------   ----                 ----
Three months ended June 30,   $11,690  $10,994  $  (696)         (6)%   22%                  19%
Six months ended June 30,     $23,677  $22,398  $(1,279)         (5)%   21%                  19%

      The decreases in research and development expenses were primarily due to $0.9 million in increased capitalization of labor costs related to development of the Company's core products during the six months ended June 30, 2005. Research and development expenses are expected to remain relatively flat in the remaining quarters of the 2005 fiscal year.

GENERAL AND ADMINISTRATIVE

                               (In Thousands)
                                                 Amount  Percentage   Percent of Total revenues
Period                         2004     2005     Change    Change     2004                 2005
                              -------  -------   ------  ----------   ----                 ----
Three months ended June 30,   $ 5,688  $ 6,486   $  798          14%    11%                  11%
Six months ended June 30,     $10,562  $14,577   $4,015          38%    10%                  13%

      The increase in general and administrative expenses in the three months ended June 30, 2005 from the respective three month period ended June 30, 2004 included additions to the corporate finance staff, higher compensation due to improved performance, and $0.2 million from expenses related to compliance with the Sarbanes-Oxley Act of 2002. The increase in the six months ended June 30, 2005 from the respective six month period ended June 30, 2004 was primarily due to higher legal and accounting expenses related to the audit of the Company's consolidated financial results, additions to the corporate finance staff, higher compensation due to improved performance, higher insurance costs, and $0.5 million from expenses related to compliance with the Sarbanes-Oxley Act of 2002. Additionally, the Company incurred nonrecurring charges of $0.2 million and $1.5 million in the three and six month periods ended June 30, 2005, respectively, related to exit costs for the darkening of leased facilities in Texas and Massachusetts.

NET INTEREST EXPENSE

                               (In Thousands)
                                                 Amount  Percentage   Percent of Total revenues
Period                         2004     2005     Change    Change     2004                 2005
                              -------  -------   ------  ----------   ----                 ----
Three months ended June 30,   $   (29) $   (26)  $   (3)        (10)%   --%                  --%
Six months ended June 30,     $  (104) $   (47)  $  (57)        (55)%   --%                  --%

    The decreases in net interest expenses were principally due to scheduled debt repayments under line of credit agreements. Net interest expense should continue to decrease for the remainder of the 2005 fiscal year due to ongoing debt repayments.

OTHER INCOME (EXPENSE)

                               (In Thousands)
                                                 Amount  Percentage   Percent of Total revenues
Period                         2004     2005     Change    Change     2004                 2005
                              -------  -------   ------  ----------   ----                 ----
Three months ended June 30,   $   789  $(1,457)  $2,246     NM           1%                  (3)%
Six months ended June 30,     $   187  $(1,910)  $2,097     NM          --%                  (2)%

    The increases in other income (expense) were primarily due to the strengthening of the dollar which led to losses from currency transactions due to the decline in value of U.S. dollar-denominated receivables held in its international location principally relative to the British Pound and Euro denominated currencies.

INCOME TAX EXPENSE (BENEFIT)

                               (In Thousands)
                                                 Amount  Percentage   Percent of Total revenues
Period                         2004     2005     Change    Change     2004                 2005
                              -------  -------   ------  ----------   ----                 ----
Three months ended June 30,   $  (544) $ 2,075   $2,619      NM         36%                  36%
Six months ended June 30,     $   601  $ 3,163   $2,562     426%        35%                  34%

      The income tax provision changed in the three and six month periods ended June 30, 2005 compared to the same periods in 2004 due primarily to a change in earnings. The Company's effective tax rate should remain at or near 35 percent for the remainder of the 2005 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 2005, SPSS continued to generate cash well in excess of its operating requirements. As of June 30, 2005, SPSS had $54,184 in cash and cash equivalents compared with $37,107 at December 31, 2004. Factors affecting cash and cash equivalents during the first six months of 2005 include:

        - Cash provided from operating activities was $26,606, primarily from net income and receivable collections.

        - Collection of receivables contributed $9,835 to cash from operations. Collections continued to improve in the second quarter 2005. Average days sales outstanding were 66 days at June 30, 2005, compared to 67 days at December 31, 2004 and 70 days at June 30, 2004.

        - Deferred revenue contributed $193, before the impact of foreign currency translation which decreased deferred revenue by $2,341.

        -   Purchases of capital expenditures were $3,326.

        -   Capitalized software costs were $5,172.

        - The company did not have any acquisitions during the first six months of 2005. The change in goodwill was attributable to foreign currency translation.

        - Financing activities provided cash proceeds of $2,023 from the issuance of common stock, primarily through the exercise of stock options.

        -   Net repayments were $1,249 on the line of credit agreements.

      Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $6.8 million and $8.5 million in 2004 and 2005, respectively. Management believes that SPSS has ample capacity in its property and equipment to meet expected needs for future growth.

      Additionally, in the six months ended June 30, 2004, SPSS received scheduled payments totaling $3.0 million on the sale of its Sigma-series product line consummated in December 2003 and repurchased common stock related to its acquisition of Data Distillleries of $5.4 million.

      On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10,000,000, two revolving lines of credit and a letters of credit facility not to exceed $3,000,000. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3,500,000 provided that no event of default exists. As of June 30, 2005, the Company has availability of $6,576,000 under the revolving lines of credit.

      The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down evenly the term loan of $10,000,000 over the four (4) year period (i.e., $2,500,000 per year over four years). At June 30, 2005, SPSS had $4,632,000 outstanding under its line of credit with Wells Fargo Foothill, including $2,500,000 classified as current notes payable and the face amount of letters of credit issued and outstanding under the existing credit facility totaled approximately $893,000.

      The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. The Company was in compliance with all covenants as of June 30, 2005.

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

      SPSS may be obligated to make future contingent purchase price payments related to the Company's acquisition of Data Distilleries B.V. in the amount of up to $1.8 million at current estimated exchange rates. The Company's obligation to make contingent payments shall end on October 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the SPSS Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The Act provides a deduction from income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income exclusion tax benefit for foreign sales which the World Trade Organization ("WTO") ruled was an illegal export subsidy. The European Union ("EU") believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. This will have no material impact on the Company. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The Company is currently evaluating the impact of this act on its consolidated financial statements.

      On December 21, 2004, the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 109-I, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" was issued. FSP FAS 109-I clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company's tax return beginning in 2005. As regulations are still pending, the Company has not been able to determine whether the impact will be material; however, the Company believes that the impact will not be material.

      In December, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The SEC issued guidance on April 14, 2005 announcing that public companies will now be required to adopt SFAS 123R by their first fiscal year beginning after June 15, 2005. Accordingly, the Company will not be required to adopt SFAS 123R prior to its first quarter of fiscal year 2006. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

      On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" was issued. FSP FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP FAS 109-2 was effective upon issuance. As of December 31, 2004 based on management's analysis of the Act, although not yet finalized, it is unlikely that under the repatriation provision of the Act the Company had any foreign earnings to repatriate and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. The Company expects to complete the evaluation on the effects of the repatriation provision in 2005.

      In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will be effective in the first quarter of fiscal year 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      SPSS is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at either the prime rate or the Eurodollar rate. As of June 30, 2005, the Company had $4,632,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $46,000 of annual interest expense, assuming the same level of borrowing.

      SPSS is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of its operations and revenue occur outside the United States and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage this exposure to fluctuations to currency exchange rates, SPSS may enter into various financial instruments, such as options, which generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at June 30, 2005, management expects this would have a materially adverse effect on the Company's financial results.

      At June 30, 2005, SPSS did not have any option contracts outstanding.

      Historically, the Company's derivative instruments did not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments were recognized in income in each accounting period.

ITEM 4. CONTROLS AND PROCEDURES.

      Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. SPSS reviews these disclosure controls and procedures on a periodic basis. In connection with this review, SPSS has established a committee referred to as the "Corporate Governance Committee" that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. This committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The SPSS Corporate Governance Committee is comprised of the Company's senior legal official, principal accounting officer, senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of the SPSS senior management.

      The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Corporate Governance Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Securities Exchange Act of 1934. This evaluation included a review of the material weaknesses discussed in both Management's Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm filed with the Company's Annual Report on Form 10-K for fiscal year 2004 filed with the SEC on March 16, 2005, as amended on April 22, 2005 (the "2004 Annual

Report"). This evaluation also included remedial actions taken by the Company to address these material weaknesses as further described below under the section titled "Changes in Internal Control Over Financial Reporting".

      Based on this evaluation of the Company's disclosure controls and procedures, and the changes described below, the Company's Chief Executive Officer and Chief Financial Officer believe that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. SPSS believes, however, that throughout the first six months of 2005, its disclosure controls and procedures have improved due to remedial measures resulting from the scrutiny of such matters by its management in assessing and improving its internal control over financial reporting. SPSS believes that its disclosure controls and procedures will continue to improve as it completes the implementation of the changes described below.

      Changes in Internal Control Over Financial Reporting. In response to material weaknesses identified in conjunction with the assessment of the Company's internal control over financial reporting as of December 31, 2004, management has implemented additional controls to strengthen its internal control over financial reporting with respect to revenue and income taxes. However, in certain instances, the new controls were not in place for a sufficient period of time in order to be considered to be operating effectively in management's assessment process.

REVENUE

      During the third and fourth quarters of 2004, the Company began the process of improving its internal controls over financial reporting. Also during the first six months of 2005, the Company further formalized procedures to provide monthly monitoring of revenue policy and procedures to ensure consistent application of key revenue related controls. With regard to deficiencies identified by management related to revenue, the Company took the following actions:

      - Hired two professional accountants in September and October 2004 to assist with its monthly closing process, including additional review of significant contracts to ensure that all key aspects of revenue recognition are considered and that conclusions are fully and properly documented;

      - Reviewed key controls and initiated remediation and testing of certain control deficiencies;

      - Implemented formalized procedures for testing key information technology application controls; and

      - Further updated its comprehensive revenue policies and distributed those policies to key personnel in the international subsidiaries.

      During the remainder of 2005, the Company will continue evaluating additional controls and procedures to further remediate this material weakness, as necessary.

INCOME TAXES

      During the first six months of 2005, the Company has hired an additional tax professional with appropriate international tax expertise. Also during the three months ended June 30, 2005, SPSS implemented formalized procedures related to the review and validation of information used to compute income taxes and deferred tax assets in conjunction with preparing the financial statements for the three month and six months ended June 30, 2005. The Company will continue evaluating additional controls and procedures to further remediate this material weakness, as necessary, including further enhancements of its global tax reporting structure and staffing requirements

      We believe these actions will strengthen our internal control over financial reporting and address the material weaknesses related to revenue and income taxes.

      Other than the changes described above, there have been no changes in the Company's internal control over financial reporting identified in the evaluation that occurred during the Company's second quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      SPSS, Jack Noonan, SPSS's President and Chief Executive Officer and Edward Hamburg, SPSS's former Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois on or about May 14, 2004. The lawsuit was filed under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04 CH 03427. The lawsuit was amended on September 30, 2004 and KMPG LLP, SPSS's former auditor, was added as a defendant. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint further alleged that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint sought to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On May 10, 2005, the United States District Court for the Northern District of Illinois dismissed the plaintiffs' case for failure to state a claim upon which relief may be granted, without prejudice, and granted the plaintiffs leave to file an amended complaint. On June 24, 2005, the Lead Plaintiff filed a second amended complaint which realleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks the same relief as the original complaint. The second amended complaint realleges many of the same factual bases for the claims as were set forth in the first amended complaint that was dismissed by the court. In addition, an additional plaintiff, AFCO, LP, has been added, and the second amended complaint has dropped the claims against KPMG LLP. Neither SPSS nor the individual defendants have responded to the second amended complaint as of the date of this filing. SPSS, Mr. Noonan and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the second amended complaint.

      SPSS may also become party to various claims and legal actions arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of Shareholders was held on June 15, 2005. The following persons were nominated and elected to serve as Directors of the Company for a term of three years or until their successors have been duly elected and qualified.

       Nominee              For      Withheld
---------------------   ----------   ---------
    William Binch       10,578,203   6,127,199
     Norman Nie         15,725,440     979,962
Charles R. Whitchurch   16,314,658     390,744

      In addition, Jack Noonan, Michael Blair, Promod Haque, Meritt Lutz, and Ken Holec remained as directors of SPSS after the meeting.

    The Company's stockholders also approved the adoption of the SPSS Inc. Employee Stock Purchase Plan . This proposal received the following votes:

    For       Against       Abstain    Non-Votes
----------   ---------      -------    ---------
12,989,315   1,423,459      788,579    1,504,049

      Finally, the SPSS stockholders ratified the selection of Grant Thornton LLP to serve as the Company's independent auditor for fiscal year 2005 by the following votes:

    For      Against     Abstain    Non-Votes
----------   -------     -------    ---------
16,547,096   149,762       8,544        n/a

ITEM 5. OTHER INFORMATION

      Audit Committee Pre-Approval of Non-Audit Related Services

      The audit committee of the Company's board of directors approved certain non-audit related services provided to SPSS by KPMG LLP, the Company's former auditors (who were dismissed by the Audit Committee on May 6, 2005) and Grant Thornton LLP, the Company's current auditors. The audit committee pre-approved these non-audit related services pursuant to the pre-approval procedure previously established by the audit committee.

      During the fiscal quarter ended June 30, 2005, the audit committee pre-approved the following:

      - $4,000 to be paid to KPMG as compensation for tax services related to SPSS B.V.

      - $15,000 to be paid to KPMG in connection with the audit of financial statements of the SPSS employee stock purchase plans.

      - $8,000 to be paid to Grant Thornton for services related to the review of the Company's Registration Statement on Form S-8.

      SPSS Inc. 2006 Annual Meeting of Stockholders

      SPSS has changed the date of its 2006 Annual Meeting of Stockholders. The 2006 Annual Meeting of Stockholders of SPSS Inc. will be held on Thursday, April 27, 2006 beginning at 1:00 p.m. local time.

      Stockholder Proposals for 2006 Annual Meeting

      If a stockholder desires to have a proposal formerly considered at the 2006 Annual Meeting of Stockholders, and included in the Company's proxy statement for its 2006 Annual Meeting of Stockholders, the stockholder must deliver a copy of the proposal to the Company's headquarters located at 233 South Wacker Drive, 11th Floor, Chicago, Illinois 60606, Attn: Corporate Secretary, no later than December 28, 2005. Additionally, if a stockholder intends to present a proposal at the 2006 Annual Meeting of Stockholders, but does not intend to have the proposal included in the Company's proxy statement, the stockholder must deliver a written copy of the proposal to the SPSS corporate secretary by February 24, 2006. For matters submitted at the 2006 Annual Meeting of Stockholders that are not included in the Company's proxy statement, the proxy holders will have discretionary authority to vote with regard to such proposals. SPSS will consider only proposals meeting the requirements of applicable SEC Rules. Further, if SPSS does not receive a stockholder proposal within the applicable deadline listed above, the stockholder will not be permitted to raise the proposal at the 2006 Annual Meeting of Stockholders.

ITEM 6.   EXHIBITS

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

 2.10     Stock Acquisition Agreement by and among SPSS Inc., Vento Software, Inc. and David Blyer,        (18), Ex. 2.1
          John Gomez and John Pappajohn, dated as of November 29, 1999.

 2.11     Asset Purchase Agreement by and between SPSS Inc. and DataStat, S.A., dated as of December      (20), Ex. 2.11
          23, 1999.

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

  3.1     Certificate of Incorporation of SPSS.                                                             (5), Ex. 3.2

  3.2     By-Laws of SPSS.                                                                                  (5), Ex. 3.4

  4.1     Intentionally omitted.

  4.2     Amended and Restated Rights Agreement, dated as of August 31, 2004, by and between SPSS Inc.     (32), Ex. 4.2
          and Computershare Investor Services LLC, as Rights Agent

 10.1     Intentionally omitted.

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

 10.9     SYSTAT Asset Purchase Agreement.                                                                 (8), Ex. 10.9

10.10     Intentionally omitted.

10.11     Lease for Chicago, Illinois Office.                                                             (9), Ex. 10.12

10.12     Amendment to Lease for Chicago, Illinois Office.                                                (9), Ex. 10.13

10.13     1995 Equity Incentive Plan.                                                                    (10), Ex. 10.14

10.14     Intentionally omitted.

10.15     Amended and Restated 1995 Equity Incentive Plan.                                               (11), Ex. 10.17

10.16     Intentionally omitted.

10.17     Software Distribution Agreement between the Company and Banta Global Turnkey.                  (12), Ex. 10.19

10.18     Lease for Chicago, Illinois in Sears Tower.                                                    (13), Ex. 10.20

10.19     Intentionally omitted.

10.20     Intentionally omitted.

10.21     Second Amended and Restated 1995 Equity Incentive Plan.                                            (16), Ex. A

10.22     Intentionally omitted.

10.23     Third Amended and Restated 1995 Equity Incentive Plan.                                          (19), Ex. 10.1

10.24     Intentionally omitted.

10.25     Intentionally omitted.

10.26     Intentionally omitted.

10.27     2000 Equity Incentive Plan.+                                                                   (22), Ex. 10.45

10.28     Intentionally omitted.

10.29     Intentionally omitted.

10.30     Intentionally omitted.

10.31     Stock Purchase Agreement by and between SPSS Inc. and Siebel Systems, Inc.                     (23), Ex. 10.31

10.32     1999 Employee Equity Incentive Plan.                                                             (25), Ex. 4.1

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

10.46     Consulting Agreement, dated as of June 1, 2003, by and between SPSS Inc. and Norman H. Nie     (29), Ex. 10.46
          Consulting, L.L.C.

10.47     SPSS Inc. Amended and Restated 2002 Equity Incentive Plan                                      (33), Ex. 10.47

10.48     Amended and Restated Employment Agreement, dated as of August 16, 2004, by and between SPSS    (34), Ex. 10.48
          Inc. and Raymond H. Panza.

10.49     Employment Agreement, dated as of August 16, 2004, by and between SPSS Inc. and Edward         (34), Ex. 10.49
          Hamburg.

10.50     OEM Agreement, dated as of November 5, 2004, by and between SPSS Inc. and Hyperion Solutions   (34), Ex. 10.50
          Corporation*

10.51     Amended and Restated Consulting Agreement, dated as of January 1, 2005, by and between         (34), Ex. 10.51

          SPSS Inc. and Norman H. Nie Consulting, L.L.C.

10.52     Amended and Restated Employment Agreement, dated as of March 1, 2005, by and between SPSS      (34), Ex. 10.52
          Inc. and Jack Noonan.

10.53     Form of Amended and Restated Change of Control Agreement                                       (35), Ex. 10.53

10.54     Form of Change of Control Agreement                                                            (35), Ex. 10.54

10.55     SPSS Inc. Employee Stock Purchase Plan                                                         (37), Ex. 10.55

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

(7)  Intentionally Omitted

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

(16) Previously filed with 1998 Proxy Statement of SPSS Inc. (File No.
     000-22194)

(17) Previously filed with the Annual Report in Form 10-K of SPSS Inc. for the year ended December 31, 1998. (File No. 000-22194)

(18) Previously filed with the Report on Form 8-K SPSS Inc., dated November 29, 1999, filed December 10, 1999. (File No. 000-22194)

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

(31) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2003. (File No. 000-22194)

(32) Previously filed with the Form 8-A12G/A of SPSS Inc. filed on August 31, 2004. (File No. 000-22194)

(33) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on October 29, 2004. (File No. 222-120066)

(34) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2004. (File No. 000-22194)

(35) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 28, 2005, filed on May 2, 2005 (File No. 000-22194)

(36) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 28, 2005, filed on April 28, 2005. (File No. 000-22194)

(37) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated June 15, 2005, filed on June 15, 2005 (File No. 000-22194)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPSS Inc.

Date:        August 4, 2005       By: /s/ Jack Noonan
                                      -----------------------------------------
                                          Jack Noonan
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date:        August 4, 2005       By: /s/ Raymond H. Panza
                                      ---------------------------------------
                                          Raymond H Panza
                                          Executive Vice-President, Corporate
                                          Operations, Chief Financial Officer
                                          and Secretary

                                   SPSS INC.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  Description
-------   ----------------------------------------------------------------------
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