Form 10-Q
period 2005-09-30
SPSS INC
filed 2005-11-03
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

     AS OF OCTOBER 27, 2005, THERE WERE 17,997,455 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
      CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND
      SEPTEMBER 30, 2005                                                      3
      CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTH
      PERIODS ENDED SEPTEMBER 30, 2004 AND 2005                               4
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND
      NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2005                    5
      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
      SEPTEMBER 30, 2004 AND 2005                                             6
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              7
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                               9
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        16
   ITEM 4. CONTROLS AND PROCEDURES                                           16

PART II - OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS                                                 18
   ITEM 5. OTHER INFORMATION                                                 18
   ITEM 6. EXHIBITS                                                          20

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                           December  31,   September 30,
                                                                2004           2005
                                                           -------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $ 37,107        $ 59,077
   Accounts receivable, net                                     50,007          37,892
   Inventories, net                                                789             858
   Deferred income taxes                                        15,503          14,614
   Prepaid income taxes                                          7,064           5,860
   Other current assets                                          5,248           4,308
                                                              --------        --------
      Total current assets                                     115,718         122,609

Property, equipment and leasehold improvements, net             21,480          20,834
Capitalized software development costs, net                     28,178          29,998
Goodwill                                                        42,197          42,133
Intangibles, net                                                 3,278           3,060
Noncurrent deferred income taxes                                22,860          20,440
Other noncurrent assets                                          1,614           1,473
                                                              --------        --------
      Total assets                                            $235,325        $240,547
                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                              $  2,500        $  2,500
   Accounts payable                                              6,127           5,688
   Income and value added taxes payable                          7,340           4,657
   Deferred revenues                                            62,148          59,966
   Other current liabilities                                    23,757          21,854
                                                              --------        --------
      Total current liabilities                                101,872          94,665

Noncurrent deferred income taxes                                   632             632
Noncurrent notes payable                                         3,381           1,499
Other noncurrent liabilities                                       981             501

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value; 50,000,000 shares
   authorized; 17,705,744 and 17,996,347 shares
   issued and outstanding in 2004 and 2005, respectively           177             181
   Additional paid-in capital                                  152,477         158,540
   Deferred compensation                                          (145)         (1,079)
   Accumulated other comprehensive loss                         (7,818)         (8,362)
   Accumulated deficit                                         (16,232)         (6,030)
                                                              --------        --------
      Total stockholders' equity                               128,459         143,250
                                                              --------        --------
      Total liabilities and stockholders' equity              $235,325        $240,547
                                                              ========        ========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                                        --------------------------------   -------------------------------
                                                                  2004      2005                   2004       2005
                                                                -------   -------                --------   --------
Net revenues:
   License                                                      $22,335   $27,359                $ 68,113   $ 77,769
   Maintenance                                                   24,518    25,028                  72,605     76,788
   Services                                                       6,645     5,905                  22,894     19,272
                                                                -------   -------                --------   --------

Net revenues                                                     53,498    58,292                 163,612    173,829

Operating expenses:
   Cost of license and maintenance revenues                       3,523     3,984                  10,699     11,751
   Sales, marketing and services                                 29,965    28,322                  97,010     87,847
   Research and development                                      11,477    11,213                  35,154     33,611
   General and administrative                                     7,311     6,606                  17,873     21,183
                                                                -------   -------                --------   --------

Operating expenses                                               52,276    50,125                 160,736    154,392
                                                                -------   -------                --------   --------

Operating income                                                  1,222     8,167                   2,876     19,437
                                                                -------   -------                --------   --------

Other income (expense):
   Net interest income (expense)                                    (67)       68                    (171)        21
   Other                                                             47      (257)                    234     (2,167)
                                                                -------   -------                --------   --------
Other income (expense)                                              (20)     (189)                     63     (2,146)
                                                                -------   -------                --------   --------

Income before income taxes                                        1,202     7,978                   2,939     17,291
Income tax expense                                                  369     3,926                     970      7,089
                                                                -------   -------                --------   --------

Net income                                                      $   833   $ 4,052                $  1,969   $ 10,202
                                                                =======   =======                ========   ========

Basic net income per share                                      $  0.05   $  0.23                $   0.11   $   0.56
                                                                =======   =======                ========   ========
Diluted net income per share                                    $  0.05   $  0.22                $   0.11   $   0.55
                                                                =======   =======                ========   ========

Share data:
Shares used in computing basic net income per share              17,587    17,901                  17,687     18,111
                                                                =======   =======                ========   ========
Shares used in computing diluted net income per share            17,677    18,647                  17,966     18,546
                                                                =======   =======                ========   ========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                             --------------------------------   -------------------------------
                                                      2004    2005                       2004      2005
                                                      ----   ------                     ------   -------
Net income                                            $833   $4,052                     $1,969   $10,202

Other comprehensive loss:
   Foreign currency translation adjustment             (16)    (207)                      (100)     (544)
                                                      ----   ------                     ------   -------

Comprehensive income                                  $817   $3,845                     $1,869   $ 9,658
                                                      ====   ======                     ======   =======

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                -------------------
                                                                  2004       2005
                                                                --------   --------
Cash flows from operating activities:
   Net income                                                      1,969     10,202
   Adjustments to reconcile net income to net
      cash provided by operating activities
      Depreciation and amortization                               11,966     10,881
      Deferred income taxes                                       (7,132)     3,073
      Noncash service recoveries                                  (1,125)        --
      Gain from property disposal                                   (622)        --
      Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                      12,773      9,488
         Inventories                                                 841        (96)
         Prepaid expenses                                           (537)       812
         Accounts payable                                           (700)      (234)
         Accrued expenses                                           (982)      (952)
         Income taxes                                             (5,228)    (1,252)
         Deferred revenue                                         (3,750)       529
      Other                                                        1,031      1,647
                                                                --------   --------
Net cash provided by operating activities                          8,504     34,098
                                                                --------   --------

Cash flows from investing activities:
   Capital expenditures                                           (3,779)    (4,229)
   Capitalized software development costs                         (7,023)    (8,092)
   Consideration for acquisition                                      --       (780)
   Repurchase of common stock issued for acquisition              (5,421)        --
   Proceeds from the divestiture of Sigma-series product line      3,000         --
   Proceeds from property disposal                                 2,476         --
                                                                --------   --------
Net cash used in investing activities                            (10,747)   (13,101)
                                                                --------   --------

Cash flows from financing activities:
   Net repayments under line-of-credit agreements                 (1,946)    (1,882)
   Proceeds from issuance of common stock                          2,507      4,876
                                                                --------   --------
Net cash provided by financing activities                            561      2,994
                                                                --------   --------

Effect of exchange rates on cash                                    (107)    (2,021)
                                                                --------   --------
Net change in cash and cash equivalents                           (1,789)    21,970
Cash and cash equivalents at beginning of period                  36,101     37,107
                                                                --------   --------
Cash and cash equivalents at end of period                      $ 34,312   $ 59,077
                                                                ========   ========

Supplemental disclosures of cash flow information:
   Interest paid                                                $    560   $    468
   Income taxes paid                                              14,712      6,531
   Cash received from income tax refunds                          (2,480)    (3,481)

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

     The Company recognizes compensation cost for restricted stock and restricted share units issued to employees. No compensation is recognized for stock option grants to employees. During the three and nine month periods ended September 30, 2005, the Company respectively issued 5,000 and 73,950 restricted share units to employees. As a result of this issuance, the market value of the restricted share units was recorded as deferred compensation of $0.1 million and $1.3 million, respectively, and is being charged to expense over the respective vesting period. All options granted under the stock incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                          Three Months Ended   Nine Months Ended
                                                             September 30,        September 30,
                                                          ------------------   -----------------
                                                             2004     2005       2004      2005
                                                           -------   ------    -------   -------
Net income, as reported                                    $   833   $4,052    $ 1,969   $10,202
Add:
   Stock-based employee compensation cost,
   net of related tax, included in net
   income, as reported                                           8       88         29       144
Deduct:
   Total stock-based employee compensation
   expense determined under the fair value
   based method for all awards, net of related taxes        (1,330)   (732)     (3,516)   (2,098)
                                                           -------   ------    -------   -------
Pro forma net income (loss)                                $  (489)  $3,408    $(1,518)  $ 8,248
                                                           =======   ======    =======   =======
Income (loss) per share:
   Basic-- as reported                                     $  0.05   $ 0.23    $  0.11   $  0.56
   Basic-- pro forma                                       $ (0.03)  $ 0.19    $ (0.09)  $  0.46

   Diluted-- as reported                                   $  0.05   $ 0.22    $  0.11   $  0.55
   Diluted-- pro forma                                     $ (0.03)  $ 0.18    $ (0.08)  $  0.44

NOTE 3 - DOMESTIC AND FOREIGN OPERATIONS

     Net revenues per geographic region are summarized as follows:

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        ------------------   -------------------
                                          2004      2005       2004       2005
                                        -------   -------    --------   --------
United States                           $27,791   $27,480    $ 76,037   $ 77,118
                                        -------   -------    --------   --------

United Kingdom                            6,746     7,399      22,953     24,447
The Netherlands                           4,171     6,839      16,010     19,194
Other                                     8,078     9,213      25,760     27,882
                                        -------   -------    --------   --------
   Total Europe                          18,995    23,451      64,723     71,523

Japan                                     4,171     4,451      15,036     16,266
Other                                     2,541     2,910       7,816      8,922
                                        -------   -------    --------   --------
   Total Pacific Rim                      6,712     7,361      22,852     25,188

      Total                             $53,498   $58,292    $163,612   $173,829
                                        =======   =======    ========   ========

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

                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                     ------------------   -----------------
                                                        2004     2005       2004     2005
                                                       ------   ------     ------   ------
Basic weighted average common shares outstanding       17,587   17,901     17,687   18,111
Dilutive effect of stock options                           90      746        279      435
                                                       ------   ------     ------   ------
Diluted weighted average common shares outstanding     17,677   18,647     17,966   18,546
                                                       ======   ======     ======   ======

     Anti-dilutive shares not included in the diluted EPS calculation for the three and nine month periods ended September 30, 2004 and September 30, 2005 were as follows:

                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                     ------------------   -----------------
                                                         2004   2005         2004   2005
                                                        -----   ----         ----   ----
                                                        1,758    359          992    654

NOTE 5 - CONTINGENCIES

     SPSS, Jack Noonan, SPSS's President and Chief Executive Officer and Edward Hamburg, SPSS's former Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois on or about May 14, 2004. The lawsuit was filed under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04 CH 03427. The lawsuit was amended on September 30, 2004 and KMPG LLP, SPSS's former auditor, was added as a defendant. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint further alleged that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint sought to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On May 10, 2005, the United States District Court for the Northern District of Illinois dismissed the plaintiffs' case for failure to state a claim upon which relief may be granted, without prejudice, and granted the plaintiffs leave to file an amended complaint. On June 24, 2005, the Lead Plaintiff filed a second amended complaint which realleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks the same relief as the original complaint. The second amended complaint realleges many of the same factual bases for the claims as were set forth in the first amended complaint that was dismissed by the court. In addition, an additional plaintiff, AFCO, LP, has been added, and the second amended complaint has dropped the claims against KPMG LLP. On August 26, 2005, SPSS, Mr. Noonan and Dr. Hamburg filed a motion to dismiss the second amended complaint. On November 2, 2005, the Lead Plaintiff filed a memorandum in opposition to the motion to dismiss the second amended complaint filed by SPSS, Mr. Noonan and Dr. Hamburg. SPSS, Mr. Noonan and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the second amended complaint.

NOTE 6 - COST MANAGEMENT PROGRAMS

     During the nine month period ended September 30, 2005, the Company incurred certain expenses related to cost management programs totaling $2,018. For the nine months ended September 30, 2005, the cost management programs included $1,562 for discontinued use of office space from consolidating certain activities and $456 related to the layoff of approximately 24 employees in the sales, marketing and administrative functions. As of September 30, 2005, $1,030 of these cost management programs remained in accrued liabilities. The Company expects the accruals to be utilized by January 31, 2007, the completion of the final lease term.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED SEPTEMBER 30, 2005, AND COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED SEPTEMBER 30, 2005

For the three and nine month periods ended September 30, 2005, the following key financial performance metrics were higher than the corresponding periods in 2004: net revenue, operating income, net income and cash flow from operations. The specific improvements in these financial performance metrics are discussed below.

NET REVENUES

Net revenues by product type, percent changes and percent of total sales for the three and nine month periods ended September 30, 2004 and September 30, 2005 were as follows:

                                    (In Thousands)                         Percent of Total Revenues
                     September 30,   September 30,   Amount   Percentage   -------------------------
Three Months Ended       2004            2005        Change     Change            2004   2005
------------------   ------------   --------------   ------   ----------          ----   ----
License                 $22,335         $27,359      $5,024       22%              42%    47%
Maintenance              24,518          25,028         510        2%              46%    43%
Services                  6,645           5,905        (740)     (11)%             12%    10%
                        -------         -------       -----
   Net revenues         $53,498         $58,292       4,794        9%             100%   100%

                                   (In Thousands)                          Percent of Total Revenues
                    September 30,   September 30,    Amount   Percentage   -------------------------
Nine Months Ended       2004            2005         Change     Change            2004   2005
-----------------   ------------   --------------   -------   ----------          ----   ----
License               $ 68,113        $ 77,769      $ 9,656       14%              42%    45%
Maintenance             72,605          76,788        4,183        6%              44%    44%
Services                22,894          19,272       (3,622)     (16)%             14%    11%
                      --------        --------      -------
   Net revenues       $163,612        $173,829      $10,217        6%             100%   100%

     The increases in license fee revenues were primarily driven by higher sales of SPSS data mining and desktop statistical tools, including increases in the U.S., Spain, Southeast Asia and Japan for the nine month period ended September 30, 2005. These increases were reinforced by the Company's integrated applications strategy. In addition, changes in currency exchange rates resulted in an increase of $0.8 million in the nine month period. The impact of foreign currency exchange rates on the three month period was not significant.

     The increases in maintenance revenues were primarily due to higher renewal rates for the Company's major offerings partially offset by changes in deferred revenue. Maintenance revenue was negatively impacted by timing of deferred revenue in the three and nine month periods ended September 30, 2005 by $2.1 million and $2.7 million, respectively, from the comparable periods in 2004. Included in the nine month period is a $1.0 million increase due to a favorable impact of changes in currency exchange rates.

     The decreases in services revenues were primarily due to lower AOL service revenue of $0.7 million and $2.7 million in 2005 from the respective three and nine month periods of 2004. In addition, the nine month comparison also reflected fewer market research consulting projects primarily based upon management strategic business realignment. These decreases during the nine month period were partially offset by favorable changes in currency exchange rates, which contributed a $0.2 million increase.

     Net revenues per geographic region, percent changes and percent of total sales for the three and nine month periods ended September 30, 2004 and September 30, 2005 were as follows:

                                      (In Thousands)                         Percent of Total Revenues
                       September 30,   September 30,   Amount   Percentage   -------------------------
Three Months Ended         2004            2005        Change     Change            2004   2005
--------------------   ------------   --------------   ------   ----------          ----   ----
United States             $27,791         $27,480      $ (311)      (1)%             52%    47%
                          -------         -------      ------
United Kingdom              6,746           7,399         653       10%              12%    13%
The Netherlands             4,171           6,839       2,668       64%               8%    12%
Other                       8,078           9,213       1,135       14%              15%    15%
                          -------         -------      ------      ---              ---    ---
   Total Europe            18,995          23,451       4,456       23%              35%    40%

Japan                       4,171           4,451         280        7%               8%     8%
Other                       2,541           2,910         369       15%               5%     5%
                          -------         -------      ------      ---              ---    ---
   Total Pacific Rim        6,712           7,361         649       10%              13%    13%

      Total               $53,498         $58,292      $4,794        9%             100%   100%
                          =======         =======      ======                       ===    ===

                                      (In Thousands)                          Percent of Total Revenues
                       September 30,   September 30,    Amount   Percentage   -------------------------
Nine Months Ended          2004            2005         Change     Change            2004   2005
--------------------   ------------   --------------   -------   ----------          ----   ----
United States            $ 76,037        $ 77,118      $ 1,081        1%              46%    44%
                         --------        --------      -------
United Kingdom             22,953          24,447        1,494        7%              14%    14%
The Netherlands            16,010          19,194        3,184       20%              10%    11%
Other                      25,760          27,882        2,122        8%              16%    16%
                         --------        --------      -------      ---              ---    ---
   Total Europe            64,723          71,523        6,800       11%              40%    41%

Japan                      15,036          16,266        1,230        8%               9%    10%
Other                       7,816           8,922        1,106       14%               5%     5%
                         --------        --------      -------      ---              ---    ---
   Total Pacific Rim       22,852          25,188        2,366       10%              14%    15%

      Total              $163,612        $173,829      $10,217        6%             100%   100%
                         ========        ========      =======                       ===    ===

     The decrease in the United States from the three month period ended September 30, 2004 to the comparable period in 2005 principally resulted from higher deferred revenues due to timing of maintenance renewals and a strong maintenance renewal base in 2005. The timing of deferred revenue negatively impacted United States maintenance revenues in the three and nine month periods ended September 30, 2005 by $2.7 million and $4.6 million, respectively, from the respective periods ended September 30, 2004. All international geographic regions contributed to sales growth during the three and nine month periods ended September 30, 2005. We believe net revenue growth in the three and nine month periods ended September 30, 2005 continued to reflect the increased demand for certain data mining and statistical products, a strong renewal base for our products and the increasing geographic coverage of the business.

COST OF LICENSE AND MAINTENANCE REVENUES

                                     (In Thousands)                          Percent of total revenues
                                   -----------------   Amount   Percentage   -------------------------
Period                               2004      2005    Change     Change            2004   2005
------                             -------   -------   ------   ----------          ----   ----
Three months ended September 30,   $ 3,523   $ 3,984   $  461       13%              7%     7%
Nine months ended September 30,    $10,699   $11,751   $1,052       10%              7%     7%

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

SALES, MARKETING AND SERVICES

                                     (In Thousands)                           Percent of total revenues
                                   -----------------    Amount   Percentage   -------------------------
Period                               2004      2005     Change     Change            2004   2005
------                             -------   -------   -------   ----------          ----   ----
Three months ended September 30,   $29,965   $28,322   $(1,643)     (5)%              56%    49%
Nine months ended September 30,    $97,010   $87,847   $(9,163)     (9)%              59%    51%

     The decreases in sales, marketing and services expenses were primarily due to staff changes, lower service expenses due to decreased service sales volume and lower AOL service costs of $0.6 million and $2.2 million in 2005 from the respective three and nine month periods in 2004. Additionally, the Company incurred severance costs of $1.3 million in the nine month period ended September 30, 2004 associated with personnel changes in the Company's sales and professional services organization. The nine month decrease was partially offset by an increase caused by changes in currency exchange rates of $1.2 million.

RESEARCH AND DEVELOPMENT

                                     (In Thousands)                           Percent of total revenues
                                   -----------------    Amount   Percentage   -------------------------
Period                               2004      2005     Change     Change            2004   2005
------                             -------   -------   -------   ----------          ----   ----
Three months ended September 30,   $11,477   $11,213   $  (264)     (2)%              21%    19%
Nine months ended September 30,    $35,154   $33,611   $(1,543)     (4)%              21%    19%

     The decreases in research and development expenses were primarily due to $2.1 million in increased capitalization of labor costs related to development of the Company's core products during the nine months ended September 30, 2005. Research and development expenses are expected to remain relatively flat in the remaining quarters of the 2005 fiscal year. The nine month decrease was partially offset by an increase caused by changes in currency exchange rates of $0.1 million.

GENERAL AND ADMINISTRATIVE

                                     (In Thousands)                          Percent of total revenues
                                   -----------------   Amount   Percentage   -------------------------
Period                               2004      2005    Change     Change            2004   2005
------                             -------   -------   ------   ----------          ----   ----
Three months ended September 30,   $ 7,311   $ 6,606   $ (705)     (10)%             14%    11%
Nine months ended September 30,    $17,873   $21,183   $3,310       19%              11%    12%

     The decrease in general and administrative expenses in the three month period ended September 30, 2005 from the respective three month period ended September 30, 2004 primarily resulted from a decrease in audit and legal costs for professional services incurred in connection with the restatement of the Company's financial statements during 2004. Additionally, the Company wrote-off a $1 million long-term receivable due to customer insolvency and recorded a gain on sale of a property held in the United Kingdom of $0.6 million in the third quarter of 2004. The increase in the nine month period ended September 30, 2005 from the respective nine month period ended September 30, 2004 primarily related to the timing of work related to compliance with the Sarbanes-Oxley Act of 2002, higher insurance costs, and higher compensation due to improved performance. Additionally, the Company incurred nonrecurring charges of $1.5 million in the nine month period ended September 30, 2005 related to exit costs for certain leased facilities in Texas and Massachusetts.

NET INTEREST INCOME (EXPENSE)

                                   (In Thousands)                          Percent of total revenues
                                   --------------    Amount   Percentage   -------------------------
Period                               2004   2005     Change     Change            2004   2005
------                              -----   ----     ------   ----------         -----   ----
Three months ended September 30,    $ (67)   $68      $135       201%              --%    --%
Nine months ended September 30,     $(171)   $21      $192       112%              --%    --%

     The change in net interest income (expense) was principally due to scheduled debt repayments under line of credit agreements and increased interest income earned on cash investments as a result of increased cash balances. Net interest income (expense) should continue to grow positively for the remainder of the 2005 fiscal year due to ongoing debt repayments and increased interest income earned on cash investments as a result of increased cash balances.

OTHER INCOME (EXPENSE)

                                    (In Thousands)                          Percent of total revenues
                                   ---------------    Amount   Percentage   -------------------------
Period                             2004     2005      Change     Change            2004   2005
------                             ----   -------    -------   ----------         -----   ----
Three months ended September 30,   $ 47   $  (257)   $  (304)      NM               --%    --%
Nine months ended September 30,    $234   $(2,167)   $(2,401)      NM               --%    --%

     The increases in other income (expense) were primarily due to the strengthening of the dollar which led to losses from currency transactions. These losses were due to the decline in value of U.S. dollar-denominated receivables held in international locations principally related to the British Pound and Euro denominated currencies.

INCOME TAX EXPENSE

                                    (In Thousands)                         Percent of total revenues
                                   ---------------   Amount   Percentage   -------------------------
Period                              2004    2005     Change     Change            2004   2005
------                              ----   ------    ------   ----------         -----   ----
Three months ended September 30,    $369   $3,926    $3,557      964%              31%    49%
Nine months ended September 30,     $970   $7,089    $6,119      631%              33%    41%

     The income tax provision changed in the three and nine month periods ended September 30, 2005 compared to the same periods in 2004 due primarily to a change in earnings. Other factors accounting for the increase in 2005 included certain book to tax adjustments in conjunction with the filing of the annual 2004 US tax return in September 2005 and an increase in the valuation allowance for certain foreign tax credits. The Company's effective tax rate should remain at or near 41 percent for the remainder of the 2005 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2005, SPSS continued to generate cash well in excess of its operating requirements. As of September 30, 2005, SPSS had $59,077 in cash and cash equivalents compared with $37,107 at December 31, 2004. Factors affecting cash and cash equivalents during the first nine months of 2005 include:

          - Cash provided from operating activities was $34,098, primarily from net income and receivable collections.

          - Collection of receivables contributed $9,488 to cash from operations. Collections continued to improve in the third quarter 2005. Average days sales outstanding were 65 days at September 30, 2005, compared to 67 days at December 31, 2004 and 67 days at September 30, 2004.

          - Deferred revenue contributed $529, before the impact of foreign currency translation which decreased deferred revenue by $2,760.

          -    Purchases of capital expenditures were $4,229.

          -    Capitalized software costs were $8,092.

          - SPSS acquired one of its distributors during the third quarter. This resulted in a charge of $780 to goodwill. The remainder of the change to goodwill was attributable to foreign currency translation.

          - Financing activities provided cash proceeds of $4,876 from the issuance of common stock, primarily through the exercise of stock options.

          -    Net repayments were $1,882 on the line of credit agreements.

     Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $10.8 million and $12.3 million in 2004 and 2005, respectively. Management believes that SPSS has ample capacity in its property and equipment to meet expected needs for future growth.

     Additionally, in the nine months ended September 30, 2004, SPSS received scheduled payments totaling $3.0 million on the sale of its Sigma-series product line consummated in December 2003, repurchased common stock related to its acquisition of Data Distilleries of $5.4 million, and received $2.5 million of proceeds from disposal of a property in the United Kingdom.

     On March 31, 2003, SPSS entered into a four (4) year, $25 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10,000,000, two revolving lines of credit and a letters of credit facility not to exceed $3,000,000. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3,500,000 provided that no event of default exists. As of September 30, 2005, the Company has availability of $6,635,000 under the revolving lines of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down evenly the term loan of $10,000,000 over the four (4) year period (i.e., $2,500,000 per year over four years). At September 30, 2005, SPSS had $3,999,000 outstanding under its line of credit with Wells Fargo Foothill, including $2,500,000 classified as current notes payable and the face amount of letters of credit issued and outstanding under the existing credit facility totaled approximately $893,000.

     The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. The Company was in compliance with all covenants as of September 30, 2005.

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

CRITICAL ACCOUNTING POLICIES

          The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, impairment of goodwill and intangible assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the SPSS Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

     On December 21, 2004, the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company's tax return beginning in 2005. As regulations are still pending, the Company has not been able to determine whether the impact will be material; however, the Company believes that the impact will not be material.

     In December, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided guidance on the implementation of SFAS No. 123R. The SEC issued additional guidance on April 14, 2005 announcing that public companies will now be required to adopt SFAS 123R by their first fiscal year beginning after June 15, 2005. Accordingly, the Company will not be required to adopt SFAS 123R prior to its first quarter of fiscal year 2006. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     SPSS is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at either the prime rate or the Eurodollar rate. As of September 30, 2005, the Company had $3,999,000 outstanding under this line of credit. A 100 basis point increase in interest rates would result in an additional $40,000 of annual interest expense, assuming the same level of borrowing.

     SPSS is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of its operations and revenue occur outside the United States and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage this exposure to fluctuations to currency exchange rates, SPSS may enter into various financial instruments, such as options, which generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at September 30, 2005, management expects this would have a materially adverse effect on the Company's financial results.

     At September 30, 2005, SPSS did not have any option contracts outstanding.

     Historically, the Company's derivative instruments did not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments were recognized in income in each accounting period.

ITEM 4. CONTROLS AND PROCEDURES.

     Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. SPSS reviews these disclosure controls and procedures on a periodic basis. In connection with this review, SPSS has established a committee referred to as the "Corporate Governance Committee" that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. This Corporate Governance Committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Corporate Governance Committee is comprised of the Company's senior legal official, principal accounting officer, senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of the SPSS senior management.

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

     Based on this evaluation of the Company's disclosure controls and procedures, and the changes described below, the Company's Chief Executive Officer and Chief Financial Officer believe that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. SPSS believes, however, that throughout the first nine months of 2005, its disclosure controls and procedures have improved due to remedial measures resulting from the scrutiny of such matters by its management in assessing and improving its internal control over financial reporting. SPSS believes that its disclosure controls and procedures will continue to improve as it completes the implementation of the changes described below.

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

REVENUE

     During the third and fourth quarters of 2004, the Company began the process of improving its internal controls over financial reporting. During the first nine months of 2005, the Company further formalized procedures to provide monthly monitoring of revenue policy and procedures to ensure consistent application of key revenue related controls. With regard to deficiencies identified by management related to revenue, the Company has taken the following actions:

     - Hired two professional accountants in September and October 2004 to assist with its monthly closing process, including additional review of significant contracts to ensure that all key aspects of revenue recognition are considered and that conclusions are fully and properly documented.

     - Reviewed key controls and initiated remediation and testing of certain control deficiencies;

     - Implemented formalized procedures for testing key information technology application controls; and

     - Further updated its comprehensive revenue policies and distributed those policies to key personnel in the international subsidiaries.

     During the three months ended September 30, 2005, the Company continued to implement these actions. During the remainder of 2005, the Company will continue evaluating additional controls and procedures to further remediate this material weakness, as necessary.

INCOME TAXES

     During the first nine months of 2005, the Company hired an additional tax professional with appropriate international tax expertise. Also during the three months ended September 30, 2005, SPSS implemented additional and strengthened existing formalized procedures related to the review and validation of information used to compute income taxes and deferred tax assets in conjunction with preparing the financial statements for the three month and nine months ended September 30, 2005. The Company will continue evaluating additional controls and procedures to further remediate this material weakness, as necessary, including further enhancements of its global tax reporting structure and staffing requirements.

     We believe these actions will strengthen our internal control over financial reporting and address the material weaknesses related to revenue and income taxes.

     Other than the changes described above, there has been no change in the Company's internal control over financial reporting identified in the evaluation that occurred during the Company's third quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     SPSS, Jack Noonan, SPSS's President and Chief Executive Officer and Edward Hamburg, SPSS's former Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois on or about May 14, 2004. The lawsuit was filed under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04 CH 03427. The lawsuit was amended on September 30, 2004 and KMPG LLP, SPSS's former auditor, was added as a defendant. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint further alleged that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint sought to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On May 10, 2005, the United States District Court for the Northern District of Illinois dismissed the plaintiffs' case for failure to state a claim upon which relief may be granted, without prejudice, and granted the plaintiffs leave to file an amended complaint. On June 24, 2005, the Lead Plaintiff filed a second amended complaint which realleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks the same relief as the original complaint. The second amended complaint realleges many of the same factual bases for the claims as were set forth in the first amended complaint that was dismissed by the court. In addition, an additional plaintiff, AFCO, LP, has been added, and the second amended complaint has dropped the claims against KPMG LLP. On August 26, 2005, SPSS, Mr. Noonan and Dr. Hamburg filed a motion to dismiss the second amended complaint. On November 2, 2005, the Lead Plaintiff filed a memorandum in opposition to the motion to dismiss the second amended complaint filed by SPSS, Mr. Noonan and Dr. Hamburg. SPSS, Mr. Noonan and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the second amended complaint.

     SPSS may also become party to various claims and legal actions arising in the ordinary course of business.

ITEM 5. OTHER INFORMATION

     Audit Committee Pre-Approval of Non-Audit Related Services

     The audit committee of the Company's board of directors approved certain non-audit related services provided to SPSS by Grant Thornton LLP, the Company's independent auditors. The audit committee pre-approved these non-audit related services pursuant to the pre-approval procedure previously established by the audit committee.

     During the fiscal quarter ended September 30, 2005, the audit committee pre-approved the following:

     - Between $55,000 and $70,000 to be paid to Grant Thornton as compensation for services related to the audit of the Company's 401(k) plan.

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

   2.2    Agreement and Plan of Merger among SPSS Inc., SPSS        (2), Annex A
          Acquisition Inc. and Jandel Corporation, dated
          October 30, 1996.

   2.3    Asset Purchase Agreement by and between SPSS Inc.        (14), Ex. 2.3
          and DeltaPoint, Inc., dated as of May 1, 1997.

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

   2.8    Stock Purchase Agreement by and among SPSS Inc. and      (15), Ex. 2.1
          the Shareholders of Integral Solutions Limited
          listed on the signature pages hereof, dated as of
          December 31, 1998.

   2.9    Share Purchase Agreement by and among SPSS Inc.,         (17), Ex. 2.9
          Surveycraft Pty Ltd. and Jens Meinecke and Microtab
          Systems Pty Ltd., dated as of November 1, 1998.

  2.10    Stock Acquisition Agreement by and among SPSS Inc.,      (18), Ex. 2.1
          Vento Software, Inc. and David Blyer, John Gomez and
          John Pappajohn, dated as of November 29, 1999.

  2.11    Asset Purchase Agreement by and between SPSS Inc.       (20), Ex. 2.11
          and DataStat, S.A., dated as of December 23, 1999.

  2.12    Agreement and Plan of Merger dated as of November 6,     (21), Ex. 2.1
          2000, among SPSS Inc., SPSS Acquisition Sub Corp.,
          and ShowCase Corporation.

  2.13    Agreement and Plan of Merger dated as of October 28,    (24), Ex. 99.1
          2001, among SPSS Inc., Red Sox Acquisition Corp. and
          NetGenesis Corp.

  2.14    Stock Purchase Agreement by and among SPSS Inc.,        (26), Ex. 2.14
          LexiQuest, S.A. and the owners of all of the issued
          and outstanding shares of capital stock of
          LexiQuest, S.A., dated as of January 31, 2002.

  2.15    Stock Purchase Agreement dated as of November 4,        (30), Ex. 2.15
          2003, by and among SPSS Inc., SPSS International
          B.V. and the owners of all of the issued and
          outstanding shares of Data Distilleries B.V.
          identified on Exhibit A thereto.

   3.1    Certificate of Incorporation of SPSS.                     (5), Ex. 3.2

   3.2    By-Laws of SPSS.                                          (5), Ex. 3.4

   4.1    Intentionally omitted.

   4.2    Amended and Restated Rights Agreement, dated as of       (32), Ex. 4.2
          August 31, 2004, by and between SPSS Inc. and
          Computershare Investor Services LLC, as Rights Agent

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

 10.12    Amendment to Lease for Chicago, Illinois Office.        (9), Ex. 10.13

 10.13    1995 Equity Incentive Plan.                            (10), Ex. 10.14

 10.14    Intentionally omitted.

 10.15    Amended and Restated 1995 Equity Incentive Plan.       (11), Ex. 10.17

 10.16    Intentionally omitted.

 10.17    Software Distribution Agreement between the Company    (12), Ex. 10.19
          and Banta Global Turnkey.

 10.18    Lease for Chicago, Illinois in Sears Tower.            (13), Ex. 10.20

 10.19    Intentionally omitted.

 10.20    Intentionally omitted.

 10.21    Second Amended and Restated 1995 Equity Incentive          (16), Ex. A
          Plan.

 10.22    Intentionally omitted.

 10.23    Third Amended and Restated 1995 Equity Incentive        (19), Ex. 10.1
          Plan.

 10.24    Intentionally omitted.

 10.25    Intentionally omitted.

 10.26    Intentionally omitted.

 10.27    2000 Equity Incentive Plan.                            (22), Ex. 10.45

 10.28    Intentionally omitted.

 10.29    Intentionally omitted.

 10.30    Intentionally omitted.

 10.31    Stock Purchase Agreement by and between SPSS Inc.      (23), Ex. 10.31
          and Siebel Systems, Inc.

 10.32    1999 Employee Equity Incentive Plan.                     (25), Ex. 4.1

 10.33    Intentionally omitted.

 10.34    Intentionally omitted.

 10.35    Intentionally omitted.

 10.36    Intentionally omitted.

 10.37    Intentionally omitted.

 10.38    Intentionally omitted.

 10.39    Intentionally omitted.

 10.40    Intentionally omitted.

 10.41    Intentionally omitted.

 10.42    Intentionally omitted.

 10.43    Loan and Security Agreement, dated as of March 31,     (27), Ex. 10.43
          2003, by and between SPSS Inc. and each of SPSS'
          subsidiaries that may become additional borrowers,
          as Borrower, and Foothill Capital Corporation, as
          Lender.

 10.44    Amendment to Stock Purchase Agreement, dated as of     (28), Ex. 10.44
          October 1, 2003, by and between SPSS Inc. and
          America Online, Inc.

 10.45    Amended and Restated Strategic Online Research         (28), Ex. 10.45
          Services Agreement, dated as of October 1, 2003, by
          and between SPSS Inc. and America Online, Inc.

 10.46    Consulting Agreement, dated as of June 1, 2003, by     (29), Ex. 10.46
          and between SPSS Inc. and Norman H. Nie Consulting,
          L.L.C.

 10.47    SPSS Inc. Amended and Restated 2002 Equity Incentive   (33), Ex. 10.47
          Plan

 10.48    Amended and Restated Employment Agreement, dated as    (34), Ex. 10.48
          of August 16, 2004, by and between SPSS Inc. and
          Raymond H. Panza.

 10.49    Employment Agreement, dated as of August 16, 2004,     (34), Ex. 10.49
          by and between SPSS Inc. and Edward Hamburg.

 10.50    OEM Agreement, dated as of November 5, 2004, by and    (38), Ex. 10.50
          between SPSS Inc. and Hyperion Solutions Corporation*

 10.51    Amended and Restated Consulting Agreement, dated as    (34), Ex. 10.51
          of January 1, 2005, by and between SPSS Inc. and
          Norman H. Nie Consulting, L.L.C.

 10.52    Amended and Restated Employment Agreement, dated as    (34), Ex. 10.52
          of March 1, 2005, by and between SPSS Inc. and Jack
          Noonan.

 10.53    Form of Amended and Restated Change of Control         (35), Ex. 10.53
          Agreement

 10.54    Form of Change of Control Agreement                    (35), Ex. 10.54

 10.55    SPSS Inc. Employee Stock Purchase Plan                 (37), Ex. 10.55

  14.1    Intentionally Omitted.

  14.2    SPSS Inc. Amended and Restated Code of Business         (36), Ex. 14.2
          Conduct and Ethics

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

  99.1    SPSS Inc. Charter of the Audit Committee of the         (31), Ex. 99.1
          Board of Directors.

  99.2    Supplement A to the SPSS Inc. Charter of the Audit      (31), Ex. 99.2
          Committee of the Board of Directors.

* Portions of this Exhibit are omitted and have been filed separately with the Securities and Exchange Commission in connection with a pending request for confidential treatment of certain portions of the Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

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

(33) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on October 29, 2004. (File No. 222-120066)

(34) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2004. (File No. 000-22194)

(35) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 28, 2005, filed on May 2, 2005. (File No. 000-22194)

(36) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 28, 2005, filed on April 28, 2005. (File No. 000-22194)

(37) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated June 15, 2005, filed on June 15, 2005. (File No. 000-22194)

(38) Previously filed with the Current Report on Form 8-K/A (Amendment No. 1) filed September 27, 2005 (File No. 000-22194)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPSS Inc.


Date: November 3, 2005                  By: /s/ Jack Noonan
                                            ------------------------------------
                                            Jack Noonan
                                            President and Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.


Date: November 3, 2005                  By: /s/ Raymond H. Panza
                                            ------------------------------------
                                            Raymond H Panza
                                            Executive Vice-President, Corporate
                                            Operations, Chief Financial Officer
                                            and Secretary

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