Form 10-K/A
period 2004-12-31
SPSS INC
filed 2006-01-20
CIK 869570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

================================================================================

EXPLANATORY NOTE

      SPSS Inc. ("SPSS" or the "Company") filed its Annual Report on Form 10-K for fiscal year 2004 (the "Annual Report") with the Securities and Exchange Commission (the "Commission") on March 16, 2005 and amended the Annual Report by filing Amendment No. 1 to Annual Report on Form 10-K with the Commission on April 22, 2005. This Amendment No. 2 to Annual Report on Form 10-K ("Amendment No. 2") amends the Annual Report solely to incorporate by reference a revised redacted version of Exhibit 10.50 that conforms with specifications requested by the Commission in response to the Company's request for confidential treatment. This revised redacted version of Exhibit 10.50 is incorporated into this Amendment No. 2 by reference to the revised redacted version of the agreement made publicly available by SPSS on a Form 8-K filed with the Commission on January 20, 2006. Accordingly, Exhibit 10.50 is hereby amended and restated in its entirety. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), SPSS has included in this Amendment No. 2 only Item 15 of Part IV of Form 10-K. The remainder of the information contained in the Annual Report, as amended by Amendment No. 1, is not amended hereby. This Amendment No. 2 does not reflect events occurring after the filing of the Annual Report, as amended by Amendment No. 1, or modify or update the disclosures contained in either document in any way other than as required to reflect the amendment set forth below. In connection with the filing of this Amendment No. 2 and pursuant to the Commission rules promulgated pursuant to the Exchange Act, SPSS is including with this Amendment No. 2 certain currently dated certifications.

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

    (a)(1) Consolidated Financial Statements commence on page 39:

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

   2.2   Agreement and Plan of Merger among SPSS Inc., SPSS Acquisition Inc. and       (2), Annex A
         Jandel Corporation, dated October 30, 1996.

   2.3   Asset Purchase Agreement by and between SPSS Inc. and DeltaPoint, Inc.,       (14), Ex. 2.3
         dated as of May 1, 1997.

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

2.7      Stock Purchase Agreement by and among Jens Nielsen, Henrik Rosendahl,         (4), Ex. 2.2
         Ole Stangegaard, Lars Thinggaard, Edward O'Hara, Bjorn Haugland, 2M
         Invest and the Shareholders listed on Exhibit A thereto, dated November
         21, 1997.

2.8      Stock Purchase Agreement by and among SPSS Inc. and the Shareholders of       (15), Ex. 2.1
         Integral Solutions Limited listed on the signature pages hereof, dated as of December 31, 1998.

2.9      Share Purchase Agreement by and among SPSS Inc., Surveycraft Pty Ltd.         (17), Ex. 2.9
         and Jens Meinecke and Microtab Systems Pty Ltd., dated as of November
         1, 1998.

2.10     Stock Acquisition Agreement by and among SPSS Inc., Vento Software,           (18), Ex. 2.1
         Inc. and David Blyer, John Gomez and John Pappajohn, dated as of
         November 29, 1999.

2.11     Asset Purchase Agreement by and between SPSS Inc. and DataStat, S.A.,         (20), Ex. 2.11
         dated as of December 23, 1999.

2.12     Agreement and Plan of Merger dated as of November 6, 2000, among SPSS         (21), Ex. 2.1
         Inc., SPSS Acquisition Sub Corp., and ShowCase Corporation.

2.13     Agreement and Plan of Merger dated as of October 28, 2001, among SPSS         (24), Ex. 99.1
         Inc., Red Sox Acquisition Corp. and NetGenesis Corp.

2.14     Stock Purchase Agreement by and among SPSS Inc., LexiQuest, S.A. and          (26), Ex. 2.14
         the owners of all of the issued and outstanding shares of capital stock of LexiQuest, S.A., dated as of January 31, 2002.

2.15     Stock Purchase Agreement, dated as of November 4, 2003, by and among          (30), Ex. 2.15
         SPSS Inc., SPSS International B.V. and the owners of all of the issued and outstanding shares of Data Distilleries B.V. identified on Exhibit
         A thereto.

3.1      Certificate of Incorporation of SPSS.                                         (5), Ex. 3.2

3.2      By-Laws of SPSS.                                                              (5), Ex. 3.4

4.1      Intentionally Omitted.

4.2      Amended and Restated Rights Agreement, dated as of August 31, 2004, by        (32), Ex. 4.2
         and between SPSS Inc. and Computershare Investor Services, LLP, as
         Rights Agent.


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

10.12    Amendment to Lease for Chicago, Illinois Office.                               (9), Ex. 10.13

10.13    1995 Equity Incentive Plan.+                                                  (10), Ex. 10.14

10.14    Intentionally Omitted.

10.15    Amended and Restated 1995 Equity Incentive Plan.+                             (11), Ex. 10.17

10.16    Intentionally Omitted.

10.17    Software Distribution Agreement between the Company and Banta Global          (12), Ex. 10.19
         Turnkey.

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

10.29    SPSS Nonqualified Employee Stock Purchase Plan.+                              (22), Ex. 10.47

10.30    Intentionally Omitted.

10.31    Stock Purchase Agreement by and between SPSS Inc. and Siebel Systems, Inc.    (23), Ex. 10.31

10.32    1999 Employee Equity Incentive Plan.+                                         (25), Ex. 4.1

10.33    Intentionally Omitted.

10.34    Intentionally Omitted.

10.35    Intentionally Omitted.

10.36    Intentionally Omitted.

10.37    Intentionally Omitted.

10.38    Intentionally Omitted.

10.39    Intentionally Omitted.

10.40    Intentionally Omitted.

10.41    Intentionally Omitted.

10.42    Intentionally Omitted.

10.43    Loan and Security Agreement, dated as of March 31, 2003, by and between   (27), Ex. 10.43
         SPSS Inc. and each SPSS subsidiary that may become additional borrowers, as Borrower, and Foothill Capital Corporation, as Lender.

10.44    Amendment to Stock Purchase Agreement, dated as of October 1, 2003, by    (28), Ex. 10.44
         and between SPSS Inc. and America Online, Inc.

10.45    Amended and Restated Strategic Online Research Services Agreement,        (28), Ex. 10.45
         dated as of October 1, 2003, by and between SPSS Inc. and America
         Online, Inc.

10.46    Consulting Agreement, dated as of June 1, 2003, by and between SPSS       (29), Ex. 10.46
         Inc. and Norman H. Nie Consulting, L.L.C.

10.47    SPSS Inc. Amended and Restated 2002 Equity Incentive Plan.                (33), Ex. 10.47

10.48 Amended and Restated Employment Agreement, dated as of August 16, 2004, by and between SPSS Inc. and Raymond H. Panza.

10.49    Employment Agreement, dated as of August 16, 2004, by and between SPSS
         Inc. and Edward Hamburg.

10.50    OEM Agreement, dated as of November 5, 2004, by and between SPSS Inc.     (34), Ex. 10.50
         and Hyperion Solutions Corporation.*

10.51 Amended and Restated Consulting Agreement, dated as of January 1, 2005, by and between SPSS Inc. and Norman H. Nie Consulting, L.L.C.

10.52 Amended and Restated Employment Agreement, dated as of March 1, 2005, by and between SPSS Inc. and Jack Noonan.

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

99.1     SPSS Inc. Charter of the Audit Committee of the Board of Directors.       (31), Ex. 99.1

99.2     Supplement A to the SPSS Inc. Charter of the Audit Committee of the       (31), Ex. 99.2
         Board of Directors.

-----------------
* Portions of this Exhibit are omitted and have been filed separately with the Securities and Exchange Commission in connection with a pending request for confidential treatment of certain portions of the Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

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

(30) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 5, 2003, filed on November 18, 2003. (File No. 000-22194)

(31) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2003. (File No. 000-22194)

(32) Previously filed with the Registration Statement on Form 8-A12G/A of SPSS Inc. filed on August 31, 2004. (File No. 000-22194)

(33) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on October 29, 2004. (File No. 222-120066)

(34) Previously filed with the Current Report on Form 8-K/A (Amendment No. 2) filed January 20, 2006. (File No. 000-22194)

                                   SIGNATURES

      Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and Rule 12b-15 promulgated thereunder, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized as of January 20, 2006.

                       SPSS INC.

                       By: /s/ Raymond H. Panza
                           ----------------------------------
                           Raymond H. Panza
                           Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary

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