Form 10-K
period 2005-12-31
SPSS INC
filed 2006-03-06
CIK 869570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                        COMMISSION FILE NUMBER: 000-22194

                                  ------------

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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act   Yes [ ]   No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act   Yes [ ]   No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.   Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

     Large accelerated filer   [ ]   Accelerated filer   [X]   Non-accelerated
                                   filer   [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Exchange Act Rule 12b-2). Yes  [ ]   No [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2005 (based upon the per share closing sale price of $19.21 on such date, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers as of such date are deemed to be the affiliates) was approximately $308.1 million.

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of February 15, 2006, was 18,770,560.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on April 27, 2006.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    SPSS INC.

                                TABLE OF CONTENTS



                                                                                           PAGE

                                             PART I
Item 1.                Business.........................................................     2
Item 1A.               Risk Factors.....................................................    10
Item 1B.               Unresolved Staff Comments........................................    15
Item 2.                Properties.......................................................    15
Item 3.                Legal Proceedings................................................    15
Item 4.                Submission of Matters to a Vote of Security Holders..............    16
                                            PART II
Item 5.                Market for Registrant's Common Equity, Related Stockholder
                       Matters and Issuer Purchases of Equity Securities................    17
Item 6.                Selected Financial Data..........................................    19
Item 7.                Management's Discussion and Analysis of Financial Condition and
                       Results of Operations............................................    20
Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.......    34
Item 8.                Financial Statements and Supplementary Data......................    35
Item 9.                Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure.............................................    69
Item 9A.               Controls and Procedures..........................................    69
Item 9B.               Other Information................................................    70
                                            PART III
Item 10.               Directors and Executive Officers of the Registrant...............    71
Item 11.               Executive Compensation...........................................    71
Item 12.               Security Ownership of Certain Beneficial Owners and Management
                       and Related Stockholder Matters..................................    71
Item 13.               Certain Relationships and Related Transactions...................    72
Item 14.               Principal Accountant Fees and Services...........................    72
                                            PART IV
Item 15.               Exhibits and Financial Statement Schedules.......................    72


                                    SPSS INC.

                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                     PART I

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "ESTIMATES" OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO SPSS ON THE DATE HEREOF. SPSS CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES, INCLUDING THE RISKS DESCRIBED UNDER ITEM 1A, "RISK FACTORS." BECAUSE OF THESE RISKS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. DEVIATIONS BETWEEN ACTUAL FUTURE EVENTS AND THE COMPANY'S ESTIMATES AND ASSUMPTIONS COULD LEAD TO RESULTS THAT ARE MATERIALLY DIFFERENT FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. SPSS DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

ITEM 1.  BUSINESS

     SPSS Inc., a Delaware corporation ("SPSS" or the "Company"), was incorporated in Illinois in 1975 under the name "SPSS, Inc." and was reincorporated in Delaware in 1993 under the name "SPSS Inc." SPSS is a global provider of predictive analytics technology and services.

     The Company's offerings connect data to effective action by enabling decision makers to draw reliable conclusions about current conditions and future events. Predictive analytics leverages an organization's business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques can lead to improved business processes that increase revenues, reduce costs and prevent fraudulent activities.

     Many organizations focus on developing and retaining relationships with people, particularly in their roles as customers, employees, patients, students, or citizens. To accomplish these goals, organizations collect and analyze data related to people's actions, attributes and attitudes. Since its inception, SPSS has specialized in the analysis of such information about people, developing technology and services that incorporate decades of related "best practice" predictive analytic processes and techniques.

     SPSS provides two classes of software and service offerings to two distinct audiences. For researchers proficient in the use of analytic methods, the Company offers statistical, data mining and business intelligence software tools to examine and predict from a broad range of enterprise data. For general business users acquainted with but not proficient in data analysis techniques, SPSS delivers packaged software applications that embed the power of predictive analytics directly into particular business processes, thereby enabling widespread use of the power of prediction.

     SPSS sells its short sales cycle offerings through telesales and its longer sales cycle offerings through field sales organizations configured geographically and by vertical industries. The Company's primary targeted vertical industries include the insurance industry, the market research industry, the i-Series market and the public sector.

     Approximately two-thirds of the Company's revenues come from commercial firms, many of which use SPSS technology to improve the profitability and effectiveness of their organizations by attracting new customers more efficiently, increasing the value of existing customers through improved cross-selling and retention, and detecting and preventing fraud. Among its government customers, SPSS offerings are primarily used to improve interactions between public sector agencies and their constituents or detect forms of non-compliance. At colleges and universities, SPSS statistical and data mining tools are often standards for teaching data analysis techniques and academic research.

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

OUR INDUSTRY

     Predictive analytics is a set of procedures and related technologies that applies sophisticated analytic techniques to enterprise data. When combined with an organization's business knowledge, predictive analytics can lead to actions that demonstrably improve critical business processes, including those that directly affect how people act as customers, employees, patients, students, and citizens.

     The use of predictive analytics begins by exploring how an organization's business problems can be addressed through an examination of data pertaining to the organization's various internal processes or describing characteristics, attitudes, and behavior of the people with whom the organization interacts. These numeric and text data sets, which originate from both internal systems and third-party providers, are cleaned, transformed, and evaluated using statistical, mathematical, and other algorithmic techniques. These techniques, often in conjunction with advanced visualization capabilities, then generate models for classification, segmentation, forecasting, and propensity scoring, as well as the detection of patterns and anomalies. The results of these models can be used to determine which actions drive optimal outcomes. The results can be delivered as recommendations to people and customer-facing systems that can take effective action. Such actions include identifying new revenue opportunities, finding measurable cost savings, identifying repeatable process improvements, and detecting fraud.

     The predictive analytics market emerged as a growing number of commercial, government and academic organizations discovered and experienced the benefits of using applied analytics. This market developed with the convergence of two aspects of the software industry -- statistical tools and data mining -- which, in turn, combined with new technologies to create a third market known as predictive analytic applications.

     Statistical Tools. SPSS is a leading provider of statistical software tools. Statistical software tools have been and remain an integral part of the Company's overall business, and based on the Company's experience in 2005, a growth opportunity.

     Data Mining Tools. Data mining tools extend predictive analytics by introducing an array of algorithms that could, under certain conditions, predict outcomes more effectively than traditional statistical techniques. SPSS has emerged as a leading provider of data mining tools. The Company believes that data mining tools present a long-term growth opportunity for the Company.

     Predictive Analytic Applications. Predictive analytic applications are a synergistic combination of statistical tools, data mining tools and new technologies (such as scoring engines, rules and optimization techniques) that can be harnessed to implement real time decision making. Predictive analytic applications have emerged as an important driver of future growth of the Company's business. Business process applications such as Customer Relationship Management (CRM) systems and Enterprise Resource Planning (ERP) create an environment where the predictive analytic applications are able to provide significant return on investment by improving the performance of these underlying systems.

STRATEGY

     The Company's strategy is based on the following objectives:

     - Drive greater awareness of the value of predictive analytics, especially among information technology (IT) professionals.

     - Deliver the right analytical functionality to the right professionals throughout an organization.

     - Leverage the Company's expertise in analyzing information about people.

     - Focus on primary vertical industries.

     - Accelerate growth through partnership and acquisition.

MARKETS

     SPSS targets the following markets defined by International Data Corporation (IDC) in its research reports entitled Worldwide Business Intelligence Forecast and Analysis, 2005-2009 and Worldwide Customer Relationship Management Analytic Applications Software Forecast and Analysis, 2005-2009:

     - The global market for statistical and technical analysis software, which was approximately $503 million in size in 2004 and in which SPSS held a market share of approximately 21%. IDC estimates that this market will increase by approximately 3% a year and reach approximately $586 million in size by 2009.

     - The global market for data mining tools, which was approximately $523 million in size in 2004 and in which SPSS held a market share of approximately 5%. IDC estimates that this market will increase by approximately 8% a year and reach approximately $766 million in size by 2009.

     - The global market for analytical customer relationship management (aCRM) applications, which was approximately $1.0 billion in size in 2004 and in which SPSS held a market share of approximately 3%. IDC estimates that this market will increase by approximately 9% a year and reach approximately $1.5 billion in size by 2009.

     These target markets, combined, total approximately $2.0 billion in revenues in 2004 with SPSS holding a share of approximately 8%. IDC estimates that these SPSS target markets will combine to total approximately $2.9 billion in revenues by 2009. To more effectively increase its overall market share, SPSS plans to leverage its strong position in the statistical and technical analysis software market to increase its presence in the related larger and higher-growth market sectors.

OFFERINGS

     SPSS provides its predictive analytic technology as tools for research analysts and applications for business users. SPSS has historically operated with very little backlog because its tools and applications are generally shipped as orders are received.

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

     - Available on most popular computing platforms; and

     - For some products, translated and localized for use in France, Germany, Italy, Poland, Japan, Taiwan, Korea, China, and Spanish-speaking countries.

     Statistics Family. The Company's primary statistical tools are part of its flagship SPSS product line. These tools are modular in nature and designed for use by research analysts working in a wide variety of commercial, governmental, and academic organizations. While varying by version and computing platform, a typical purchase from the SPSS product line includes an SPSS Base product and related optional add-on modules. The SPSS Base includes the user interface, data connectivity, data editing, reporting, graphing, and general statistical capabilities. Add-on modules require the SPSS Base to operate and become seamlessly integrated with SPSS Base upon installation. These optional offerings usually provide additional statistical functionality specific to particular types of analysis. The Statistics Family represented approximately 42%, 47% and 54% of total revenue in 2003, 2004 and 2005, respectively.

     Data Mining Family. The Data Mining Family primarily consists of the Clementine data mining workbench with optional add-on modules for text mining and predictive web analytics. These products feature process-oriented visual user interfaces and artificial intelligence-based algorithms. The Company's Data Mining and Statistics products can be used together to gain additional data transformation and analytical functionality. The Data Mining Family represented approximately 11%, 11% and 10% of total revenue in 2003, 2004 and 2005, respectively.

     Business Intelligence Family. The Business Intelligence Family consists of the ShowCase product line. ShowCase products support information access, data warehousing, on-line analytical processing (OLAP), and other analytical applications for the IBM eServer iSeries (AS/400) computer market. The Business Intelligence Family represented approximately 13%, 13% and 11% of total revenue in 2003, 2004 and 2005, respectively.

  APPLICATIONS

     Analytical applications provide pre-defined access to the data required for particular business problems and interfaces that guide users through the related business processes including the relevant analytics. SPSS analytical applications include:

     PredictiveMarketing, PredictiveCallCenter, and PredictiveClaims seamlessly integrate with operational software from other vendors to provide predictive capability to business users in their management of marketing campaigns, programs to improve call center effectiveness, or efforts to identify fraudulent activity in the insurance claims processes. These offerings have pre-packaged but modifiable data mining models designed for specific tasks, such as customer acquisition or retention, and enable calculated predictive scores to be inserted into data warehouses or onto the screens of call center operators. The Company's Data Distilleries application software is at the core of these Predictive-Series offerings, providing their real-time scoring and prediction capabilities.

     Dimensions is a robust technology platform that supports the complete end-to-end survey process for firms in the market research industry and increasingly to large corporations to address Enterprise Feedback Management needs. Dimensions provides seamless and efficient work processes around surveys, easier analysis of data, and more dynamic means of delivering results to clients. Dimensions represented approximately 13%, 12% and 12% of total revenue in 2003, 2004 and 2005, respectively.

SERVICES

     To support its analytical applications, SPSS offers consulting and customization services to assist in new implementations or configure existing applications to vertical industry and customer requirements. SPSS consultants also help organizations develop plans that align analytical efforts with organizational goals, assist with the collection and structuring of data for analysis, and facilitate the building of predictive analytic models. Services represented approximately 16%, 14% and 11% of total revenue in 2003, 2004 and 2005, respectively.

     To support the implementation of its software tools, SPSS offers a comprehensive training program with courses covering product operations, general data analytical concepts and processes, as well as how statistical and data mining techniques can be applied to address particular business problems. These courses are regularly scheduled in cities around the world or organizations can contract with the Company for on-site training tailored to their specific requirements. Courseware will also be made available to SPSS partners and integrators, which will increase potential capacity for delivering customer solutions.

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

SALES AND MARKETING

     The Company has a long-established worldwide telesales organization that largely sells SPSS tools to research analysts. Sales made by the telesales organization are typically driven by direct mail campaigns and customer references, completed within thirty days, and average about $2,500 per transaction. The database of existing SPSS customers provides an efficient source for selling add-on products, upgrades and training. SPSS continues to expand the scope of offerings sold through its telesales organization to encompass most short sales cycle transactions. The Company also has an e-commerce infrastructure through which it sells its lower-priced products and maintains a network of over forty distributors around the world to increase its penetration into smaller international markets.

     The SPSS field sales force sells its long sales cycle tools and applications to enterprise customers. This field sales force is organized by the Company's primary targeted vertical industries, including the insurance industry, the market research industry, the i-Series market, and the public sector. SPSS field sales personnel engage with line-of-business executives and information technology professionals to identify organizational problems that SPSS offerings can address. In many situations, SPSS professional services personnel are also involved to complete procurements and plan implementations. The field sales force has partner relationships with other leading companies to participate in mutually beneficial joint sales opportunities or provide additional application implementation capabilities. Transactions completed by SPSS field sales personnel typically take from nine to twelve months and range in value from $50 to $500 thousand, per transaction.

     SPSS maintains a worldwide infrastructure to support these sales organizations. In addition to its headquarters in Chicago, the Company has offices in the United States in the following metropolitan areas: New York City, Boston, Washington D.C., Cincinnati, and Rochester (MN). SPSS international operations consist of fourteen offices in Europe and the Pacific Rim. Transactions are customarily made in local currencies.

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

     The SPSS products organization consists of two groups, one devoted to product management, and the other to product marketing. The product management group is charged with building the products. Their tasks include translating customer needs into clear directives for specific product development projects, and working with the research and development organization to develop "roadmaps" that chart the future direction of each product family. The product marketing group is responsible for delivering the products to the customers. The product marketing group focuses on actively engaging with the sales force in customer situations, understanding the current and future needs of customers, and understanding the markets and competitors for each product family.

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

     - Extending the capabilities of its primary software tools;

     - Enhancing existing and developing new predictive analytic applications;

     - Improving the interoperability of various SPSS tools and applications;

     - Continuing to build reusable components for use in developing new analytical tools;

     - Establishing directions concerning future platforms and deployment, including J2EE and .NET, data visualization, in-database modeling and scoring, and the adoption of emergent standards; and

     - Demonstrating industry leadership through active participation in standards organizations for predictive analytics, such as PMML and CRISP DM.

     The SPSS research and development staff currently includes professionals organized into groups for software design, algorithm development, software engineering, documentation, quality assurance, and product localization. SPSS also uses independent contractors in its research and development efforts. SPSS has outsourced maintenance, conversion, and new programming for some products to enable its internal development staff to focus on products that are of greater strategic significance. Expenditures by SPSS for research and development of new products, services and techniques, including capitalized software, were approximately $53.8 million in 2003, $57.0 million in 2004, and $54.4 million in 2005.

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

     Historically, the Company's success has been driven by highly usable interfaces, comprehensive analytical capabilities, efficient performance characteristics, local language versions, consistent quality, connectivity capabilities, worldwide distribution, and widely recognized brand names. SPSS considers its primary worldwide competitor in each of its targeted markets to be the larger and better-financed SAS Institute, although SPSS believes that the SAS Institute's revenues are derived primarily from offerings in areas other than predictive analytics.

     In the market for statistical tools, the Company also competes with StatSoft Inc., Minitab, Inc., Insightful and Stata, although their annual revenues from statistical products are believed to be considerably less than the revenues of SPSS. SPSS also faces competition from providers of software for specific statistical applications.

     In the market for data mining tools, the Company also competes with offerings from SAS, Oracle, NCR, Fair Isaac and Angoss.

     In the market for predictive analytic applications, SPSS also faces competition from well-financed companies such as Oracle, Fair Isaac and Unica.

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

     In the future, SPSS may face competition from other new entrants into its markets. SPSS could also experience competition from companies in the business intelligence software sector, such as providers of OLAP and analytical application software, companies in the data provider sector, such as companies in the credit scoring or personal demographic information business, as well as from companies in other sectors of the broader market for enterprise applications, which could add enhanced analytical functionality to their existing products. Some of these potential competitors have significant capital resources, marketing experience, and research and development capabilities. New competitive offerings by these companies or other companies could have a material adverse effect on SPSS.

INTELLECTUAL PROPERTY

     SPSS attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyrights and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. SPSS licenses its software only in the form of executable code, with contractual restrictions on copying, disclosures and transferability. For multi-user licenses of its software, SPSS requires its customers to sign a license agreement. For single-user licenses of its software, SPSS licenses its software via a "shrink-wrap" license, as is customary in the industry. The source code for all SPSS products is protected as a trade secret. In addition, SPSS has common law copyright protection for its source code and has filed for copyright protection under federal law with respect to certain source code. SPSS has also entered into confidentiality and nondisclosure agreements with its key employees. Despite these restrictions, the possibility exists for competitors or users to copy aspects of SPSS products or to obtain information which SPSS regards as a trade secret. Although SPSS holds five patents and has three patents in registration, judicial enforcement of patent laws, copyright laws and trade secrets may be uncertain, particularly outside of North America. Preventing unauthorized use of computer software is difficult, and software piracy is expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets.

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

     - Quantime is an unregistered trademark used in connection with the Company's market research products on all platforms; and

     - ShowCase is an unregistered trademark used with products licensed by SPSS in its Business Intelligence family of products.

     Some of these trademarks comprise portions of other SPSS trademarks. SPSS has registered some of its trademarks in the United States and some of its trademarks in a number of other countries, including the Netherlands, France, Germany, the United Kingdom, Japan, Singapore and Spain.

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

     SPSS believes that its software tools, predictive analytic applications, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future or that the claim will not have a material adverse affect on SPSS if it is decided adversely to SPSS.

RELIANCE ON THIRD PARTIES

     SPSS licenses various software programs from third-party developers and incorporates them into SPSS products. Many of these are exclusive worldwide licenses that terminate on various dates. SPSS believes that it will be able to renew non-perpetual licenses or obtain substitute products if needed.

  DATA DIRECT

     To provide data connectivity between SPSS products and various databases, SPSS has an agreement expiring in May 2006 with Data Direct. This agreement enables SPSS to embed and distribute, as an integral part of its offerings, an unlimited number of copies of the Data Direct products for a fixed annual license and maintenance fee.

  BANTA GLOBAL TURNKEY SOFTWARE DISTRIBUTION AGREEMENT

     Banta Global Turnkey manufactures, packages and distributes the Company's software products in the United States and multiple international locations. This arrangement ensures speed and efficiency in the manufacturing, order fulfillment and delivery of SPSS products. Specifically, Banta performs diskette and CD-ROM duplication, documentation printing, packaging, warehousing, fulfillment and shipping of SPSS products. SPSS believes that, because of the capacity of Banta's third-party distribution centers and their around-the-clock operation, SPSS can easily adapt to peak period demand, quickly manufacture new products for distribution, and effectively respond to anticipated sales volumes. Banta has provided these services to SPSS since 1997, and SPSS and Banta amended and renewed their distribution agreement in January 2006. The agreement with Banta has a three-year term and automatically renews thereafter for successive one-year periods. Either party may terminate the agreement for cause if the other party materially breaches its obligations.

  HYPERION SOLUTIONS

     In 2004, SPSS renewed its strategic relationship with Hyperion Solutions. Under the terms of this agreement, SPSS has the non-exclusive right to convert, maintain, support, and distribute the Essbase/400 software from Hyperion Solutions. Essbase/400 enables SPSS to reach a broader customer base, including users of multi-dimensional analyses, and offers the Company new partnering opportunities. Following the initial three-year term, the agreement with Hyperion Solutions will renew automatically for one-year periods.

EMPLOYEES

     As of December 31, 2005, SPSS had 1,129 full-time employees, 640 domestically and 489 internationally. Of the 1,129 employees, there were 544 in sales, marketing and professional services, 393 in research and development, and 192 in general and administrative. SPSS believes it has generally good relationships with its employees. None of the Company's employees are members of labor unions. The Company also had 78 part-time employees as of December 31, 2005.

FINANCIAL INFORMATION ABOUT THE COMPANY'S FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The following table sets forth financial information about foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.


                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                  2003      2004      2005
                                                --------  --------  --------
                                                       (IN THOUSANDS)



Sales to unaffiliated customers:
  United States................................ $102,484  $101,665  $102,775
  Europe.......................................   80,392    90,941    98,643
  Pacific Rim..................................   25,491    31,468    34,645
                                                --------  --------  --------
     Total..................................... $208,367  $224,074  $236,063
                                                ========  ========  ========
Sales or transfers between geographic areas:
  United States................................ $ 27,781  $ 27,019  $ 28,598
  Europe.......................................  (15,912)  (13,820)  (15,017)
  Pacific Rim..................................  (11,869)  (13,199)  (13,581)
                                                --------  --------  --------
     Total..................................... $    --   $    --   $    --
                                                ========  ========  ========
Operating income (loss):
  United States................................ $   (951) $ (9,953) $  2,945
  Europe.......................................     (257)   12,632    19,587
  Pacific Rim..................................    1,336     3,897     5,492
                                                --------  --------  --------
     Total..................................... $    128  $  6,576  $ 28,024
                                                ========  ========  ========
Identifiable assets:
  United States................................ $156,949  $153,128  $167,744
  Europe.......................................   57,132    59,364    62,764
  Pacific Rim..................................   14,926    22,833    41,389
                                                --------  --------  --------
     Total..................................... $229,007  $235,325  $271,897
                                                ========  ========  ========



     SPSS revenues from operations outside of United States accounted for approximately 51% in 2003, 55% in 2004 and 56% in 2005. Net revenues per geographic region are attributed to countries based upon point of sale. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company further localizes its offerings by translating them into additional languages. Various risks impact international operations. See
Item 1, "Business -- Sales and Marketing," Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, "Domestic and Foreign Operations," of the Notes to Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

     In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important risks which could adversely affect the Company's future results. If any of the following risks actually occurred, the Company's business and financial condition or the results of its operations could be materially adversely affected, the trading price of the Company's common stock could decline, and investors could lose all or part of their investment in SPSS. In addition to the risks and uncertainties described below, additional risks and uncertainties not presently known to SPSS, or those SPSS currently believes are immaterial, could also impair the Company's business operations.

THE COMPANY'S FINANCIAL RESULTS AND STOCK PRICE MAY BE ADVERSELY AFFECTED BY QUARTERLY FLUCTUATIONS WHICH ARE BEYOND ITS CONTROL.

     The Company's quarterly revenue and operating results have varied in the past and may continue to do so in the future due to several factors, including:

     - The number and timing of product updates and new product introductions;

     - Delays in product development and introduction of new technologies;

     - Purchasing schedules of its customers;

     - Changes in foreign currency exchange rates;

     - Changes in prescribed accounting rules and practices;

     - Research and development as well as market development expenditures;

     - The timing of product shipments and solution implementations;

     - Changes in product mix and solutions revenues;

     - Timing, cost and effects of acquisitions; and

     - General economic conditions.

     Because expense levels are to a large extent based on forecasts of future revenues, the Company's operating results may be adversely affected if its future revenues fall below expectations. Accordingly, SPSS believes that quarter-to-quarter comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance.

     In addition, the timing and amount of the Company's revenues may be affected by a number of factors that make estimation of operating results before the end of a quarter uncertain. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based primarily on revenue forecasts. The variable profit margins on modest increases in sales volume at the end of fiscal quarters are significant and, should SPSS fail to achieve these revenue increases, net income could be materially affected. Generally, if revenues do not meet the Company's expectations in any given quarter, its operating results will be adversely affected. There can be no assurance that profitability on a quarterly or annual basis can be achieved or sustained in the future.

THE ANTICIPATED BENEFITS OF THE COMPANY'S ACQUISITIONS MAY NOT MATERIALIZE, THEREBY EXPOSING THE COMPANY TO MORE EXPENSIVE AND LESS EFFICIENT OPERATIONS.

     In recent years, SPSS has made a number of acquisitions, including the acquisition of businesses based outside of the United States. Part of the Company's growth strategy includes pursuing additional acquisitions. Any of these transactions could be material to its financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology involves risk and may create unforeseen operating difficulties and expenditures. These areas of risk include:

     - the need to implement or remediate controls, procedures and policies at companies that, prior to the acquisition, lacked these controls, procedures and policies;

     - interruption of, or a distraction of management's attention from, the Company's business;

     - cultural challenges associated with integrating employees from the acquired company into the Company's organization; and

     - the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management.

     Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to the integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

     SPSS may not be able to consummate these potential future acquisitions on terms acceptable to it, or at all. Further, the anticipated benefit of many of the Company's acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of the Company's equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm the Company's financial condition. Any of these events could have a material adverse effect on SPSS.

IF SPSS DOES NOT RESPOND ADEQUATELY TO RAPID TECHNOLOGICAL CHANGES, ITS EARNINGS MAY BE ADVERSELY AFFECTED.

     The computer software industry is characterized by rapid technological advances, changes in customer requirements, as well as frequent enhancements to and introductions of technologies. The Company's future success will depend upon its ability to enhance its existing software and introduce new software products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. In particular, SPSS believes it must continue to respond quickly to users' needs for greater functionality, improved usability and support for new hardware and operating systems. Any failure by SPSS to respond adequately to technological developments and customer requirements, or any significant delays in software development or introduction, could result in loss of revenues.

     In the past, SPSS has, on occasion, experienced delays in the introduction of new software and enhancements to existing technology, primarily due to difficulties with particular operating environments and problems with software provided by third parties. The extent of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. These delays have most often resulted from "bugs" encountered in working with new versions of operating systems and other third party software, and "bugs" or unexpected difficulties in existing third party software which complicate integration with the Company's software. From time to time, SPSS has discovered "bugs" in its software that are resolved through maintenance releases or through periodic updates depending upon the seriousness of the defect. There can be no assurance that SPSS will be successful in developing and marketing new software or enhancements to existing technology on a timely basis or that SPSS will not experience significant delays or defects in its software in the future, which could have a material adverse effect on the Company. In addition, there can be no assurance that new software or enhancements to existing technology developed by SPSS will achieve market acceptance or that developments by others will not render its technologies obsolete or noncompetitive.

REVENUES FROM INTERNATIONAL OPERATIONS REPRESENT A LARGE PERCENTAGE OF THE COMPANY'S NET REVENUES. CERTAIN RISKS ASSOCIATED WITH OPERATING THE COMPANY'S BUSINESS OUTSIDE OF NORTH AMERICA MAY HAVE A MATERIAL ADVERSE AFFECT ON ITS BUSINESS.

     Revenues from operations outside of North America accounted for approximately 51% of the Company's total revenues in 2003, 55% in 2004 and 56% in 2005. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as SPSS further "localizes" products by translating them into additional languages and expands its operations through acquisitions of companies outside the United States. A number of risk factors may affect the Company's international revenues, including:

     - greater difficulties in accounts receivable collection;

     - longer payment cycles;

     - exposure to currency fluctuations;

     - political and economic instability; and

     - the burdens of complying with a wide variety of foreign laws and regulatory requirements.

     SPSS also believes that it is exposed to greater levels of software piracy in certain international markets where weaker protection is afforded to intellectual property. As SPSS expands its international operations, the risks described above could increase and, in any event, could have a material adverse effect on SPSS.

THE COMPANY'S STOCK PRICE MAY EXPERIENCE VOLATILITY, THEREBY CAUSING A POTENTIAL LOSS OF VALUE TO ITS INVESTORS.

     There has been significant volatility in the market prices of securities of technology companies, including SPSS, and, in some instances, this volatility has been unrelated to the operating performance of those companies. Market fluctuations may adversely affect the price of the Company's common stock. SPSS also believes that, in addition to factors such as interest rates and economic conditions which affect stock prices generally, some, but not all, of the factors which could result in fluctuations in its stock price include:

     - announcements of new products by SPSS or its competitors;

     - quarterly variations in financial results;

     - recommendations and reports of analysts;

     - acquisitions; and

     - other factors beyond the Company's control.

SPSS RELIES ON THIRD PARTIES FOR CERTAIN SOFTWARE. THE LOSS OF THESE RELATIONSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S PRODUCTS.

     SPSS licenses software from third parties. Some of this licensed software is embedded in its products, and some is offered as add-on products. If these licenses are discontinued, or become invalid or unenforceable, there can be no assurance that SPSS will be able to develop substitutes for this software independently or to obtain alternative sources in a timely manner. Any delays in obtaining or developing substitutes for licensed software could have a material adverse effect on SPSS.

SPSS RELIES ON THIRD PARTIES FOR SOFTWARE DISTRIBUTION. THE LOSS OF THESE RELATIONSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S OPERATING RESULTS.

     Since January 1997, SPSS has had an effective software distribution agreement with Banta Global Turnkey. The original agreement was amended and restated in January 2006. Pursuant to the software distribution agreement, Banta manufactures, packages and distributes the Company's software products to its domestic and international customers and various international subsidiaries. Either party may terminate the Banta agreement for cause by written notice if the other party materially breaches its obligations. If Banta fails to perform adequately any of its obligations under the Banta agreement, the Company's operating results could be materially adversely affected

CHANGES IN PUBLIC EXPENDITURES MAY ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

     A significant portion of the Company's revenues comes from licenses of its software directly to government entities both internationally and in the United States. In addition, significant amounts of the Company's revenues come from licenses to academic institutions, healthcare organizations and private businesses that contract with or are funded by government entities. Government appropriations processes are often slow and unpredictable and may be affected by factors outside the Company's control. In addition, proposals are currently being made in various countries to reduce government spending. Reductions in government expenditures and termination or renegotiation of government-funded programs or contracts could have a material adverse effect on SPSS. In addition, declines in overall levels of economic activity could also have a material adverse impact on SPSS.

SPSS MAY BE UNABLE TO CONTINUE TO COMPETE WITH COMPANIES IN ITS INDUSTRIES THAT HAVE FINANCIAL OR OTHER ADVANTAGES. FAILURE TO COMPETE SUCCESSFULLY COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     The Company's historical market for statistical software is both highly competitive and fragmented. SPSS is among the largest companies in the statistical software market. However, SPSS faces competition from providers of statistical software, data mining tools, predictive analytic applications and analytic applications to the market research industry. SPSS believes that it competes effectively against its competitors, but there can be no assurance that it will continue to do so in the future.

     In the future, SPSS may also face competition from new entrants into its current or future markets. Some of these potential competitors may have significant capital resources, marketing experience and research and development capabilities. Competitive pressures from the introduction of new solutions and products by these companies or other companies could have a material adverse effect on SPSS.

SPSS DEPENDS ON KEY EXECUTIVES. A LOSS OF THESE EXECUTIVES AND OTHER PERSONNEL COULD NEGATIVELY IMPACT THE COMPANY'S OPERATIONS.

     SPSS is dependent on the efforts of various executives and key employees. The Company's continued success will depend in part on its ability to attract and retain highly qualified technical, managerial, sales, marketing and other personnel. Competition for highly qualified personnel is intense. The Company's inability to continue to attract or retain highly qualified personnel could have a material adverse effect on its financial position and results of operation. No life insurance policies are maintained on the Company's key personnel.

SPSS MAY NOT RECEIVE THE FULL BENEFITS OF ITS INTELLECTUAL PROPERTY PROTECTIONS.

     The analytical algorithms incorporated in the Company's software are not proprietary. SPSS believes that the portion of its technology that is proprietary is the portion that determines the speed and quality of displaying the results of computations, the ability of its software to work in conjunction with third party software, and the ease of use of its software. The Company's success will depend, in part, on its ability to protect these proprietary aspects of its software. SPSS attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyright, trademark and patent laws and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. However, there is no guarantee that these protections will prove effective.

     Preventing unauthorized use of computer software is difficult, and software piracy is expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. In addition, the laws of various countries in which the Company's software is or may be licensed do not protect its software and intellectual property rights to the same extent as the laws of the United States. Despite the precautions that SPSS takes, it may be possible for unauthorized third parties to reverse engineer or copy the Company's products or obtain and use information that SPSS regards as proprietary. There can be no assurance that the steps that SPSS takes to protect its proprietary rights will be adequate to prevent misappropriation of its technology.

     Although the Company's software has never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against SPSS in the future or that any infringement assertion will not result in costly litigation or require SPSS to obtain a license to use the intellectual property of third parties. There can be no assurance that these licenses will be available on reasonable terms, or at all. There can also be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

ANTI-TAKEOVER PROTECTIONS MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE
SPSS.

     SPSS maintains a stockholder Rights Agreement which was adopted by the Board in 1998 and amended in June 2004. The Rights Agreement and common stock purchase rights issued in connection with the Right Agreement are intended to ensure that its stockholders receive fair and equal treatment in the event of a proposed takeover of SPSS. The Rights Agreement may discourage a potential acquirer from acquiring control of SPSS.

     The Company's Certificate of Incorporation and By-Laws contain a number of provisions, including provisions requiring an 80% super-majority stockholder approval of specified actions and provisions for a classified Board of Directors, which would make the acquisition of SPSS, by means of an unsolicited tender offer, a proxy contest or otherwise, more difficult. The Company's bylaws provide for a staggered board of directors so that only one-third of the total number of directors are replaced or re-elected each year. Therefore, potential acquirers of SPSS may face delays in replacing the existing directors.

     Certain of the Company's senior executives and other officers may be entitled to substantial payments in the event of their termination without cause or constructive termination following a change of control of SPSS. These payments could have the effect of discouraging a potential acquirer from acquiring control of SPSS.

SPSS MAY NOT MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON SPSS.

     In the event SPSS does not maintain effective internal control over financial reporting, the Company's financial statements could be inaccurate. If SPSS has inaccurate financial statements, it could have a material adverse effect on the value of the Company's common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     N/A

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing, training, product development and support facilities are located at the Sears Tower, 233 South Wacker Drive, Chicago, Illinois 60606. In April 1997, SPSS entered into a 15 year sublease agreement to sublease 99,444 square feet of office space in the Sears Tower. This space became the Company's principal offices in 1998. In April 2000, SPSS entered into a six year sublease for an additional 41,577 square feet of office space in the Sears Tower. Because the sublease is due to expire in June 2006, in November 2005, SPSS entered into a lease agreement, commencing July 2006, to lease the aforementioned 41,577 square feet of office space for an additional 71 months. The aggregate annual gross rental payments on these leases for office space in the Sears Tower were approximately $3.8 million for the year 2005. SPSS believes that these office spaces are adequate to fulfill the Company's needs for the foreseeable future.

     In addition, SPSS leases office space in Massachusetts, New York, Virginia, Pennsylvania, Ohio, Florida, Wisconsin, Minnesota, Texas and California. SPSS leases office space internationally in Holland, the United Kingdom, Denmark, Belgium, Spain, Germany, Sweden, France, Australia, Singapore, Malaysia, Japan, and China. The aggregate annual gross rental payments on these leases were approximately $8.8 million for the year 2005.

     SPSS believes its facilities are suitable and adequate for its present needs, and plans to expand its facilities only on an as-needed basis. The Company does not expect any such expansion to materially affect its real estate lease costs.

ITEM 3.  LEGAL PROCEEDINGS

     SPSS Inc. has been named as a defendant in a lawsuit filed on December 6, 2002 in the United States District Court for the Southern District of New York, under the caption Basu v. SPSS Inc., et al., Case No. 02CV9694. The complaint alleges that, in connection with the issuance and initial public offering of shares of common stock of NetGenesis Corp., the registration statement and prospectus filed with the Securities and Exchange Commission in connection with the IPO contained material misrepresentations and/or omissions. The alleged violations of the federal securities laws took place prior to December 31, 2001, the effective date of the merger in which the Company's acquisition subsidiary merged with and into NetGenesis Corp. NetGenesis Corp. is now a wholly owned subsidiary of SPSS. Other defendants to this action include the former officers and directors of NetGenesis Corp. and the investment banking firms that acted as underwriters in connection with the IPO. The plaintiff is seeking unspecified compensatory damages, prejudgment and post-judgment interest, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the Court. The Company is aggressively defending itself, and plans to continue to aggressively defend itself against the claims set forth in the complaint. The Company and the named officers and directors filed an answer to the complaint on July 14, 2003. At this time, the Company believes the lawsuit will be settled with no material adverse effect on its results of operations, financial condition, or cash flows.

     SPSS, Jack Noonan, SPSS's President and Chief Executive Officer and Edward Hamburg, SPSS's former Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois on or about May 14, 2004. The lawsuit was filed under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04 CH 03427. The lawsuit was amended on September 30, 2004 and KMPG LLP, SPSS's former auditor, was added as a defendant. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint further alleged that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint sought to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On May 10, 2005, the United States District Court for the Northern District of Illinois dismissed the plaintiffs' case for failure to state a claim upon which relief may be granted, without prejudice, and granted the plaintiffs leave to file an amended complaint. On June 24, 2005, the Lead Plaintiff filed a second amended complaint which realleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks the same relief as the original complaint. The second amended complaint realleges many of the same factual bases for the claims as were set forth in the first amended complaint that was dismissed by the court. In addition, an additional plaintiff, AFCO, LP, has been added, and the second amended complaint has dropped the claims against KPMG LLP. On August 26, 2005, SPSS, Mr. Noonan and Dr. Hamburg filed a motion to dismiss the second amended complaint. On November 2, 2005, the Lead Plaintiff filed a memorandum in opposition to the motion to dismiss the second amended complaint filed by SPSS, Mr. Noonan and Dr. Hamburg. On November 30, 2005, SPSS, Mr. Noonan and Dr. Hamburg filed a reply memorandum in support of their motion to dismiss. SPSS, Mr. Noonan and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the second amended complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is traded on the over-the-counter market on the Nasdaq National Market under the symbol "SPSS."

     The following table shows, for the periods indicated, the high and low sale price of the Company's common stock:


                                                            HIGH     LOW
                                                           ------  ------



YEAR END DECEMBER 31, 2004
First Quarter............................................. $22.67  $17.51
Second Quarter............................................  20.00   14.04
Third Quarter.............................................  18.65   11.70
Fourth Quarter............................................  16.18   12.30
YEAR END DECEMBER 31, 2005
First Quarter.............................................  19.95   13.64
Second Quarter............................................  19.94   15.57
Third Quarter.............................................  24.35   17.68
Fourth Quarter............................................  31.84   21.54


     As of February 15, 2006, there were 648 holders of record of the Company's common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The table below sets forth information with regard to securities authorized for issuance under Company's equity compensation plans as of December 31, 2005. As of December 31, 2005, SPSS had two active equity compensation plans: (1) the Amended and Restated 2002 Equity Incentive Plan (the "2002 Plan") and (2) the SPSS Inc. Employee Stock Purchase Plan (the "ESPP"). SPSS has three additional equity compensation plans under which exercisable options remain outstanding. These three plans were terminated and are now considered inactive because securities no longer remain available for future issuance under these plans. These three terminated equity compensation plans are: the 2000 Equity Incentive Plan (the "2000 Plan"), the 1999 Employee Equity Incentive Plan (the "1999 Plan") and the Third Amended and Restated 1995 Equity Incentive Plan (the "1995 Plan"). Information regarding the 2000 Plan, the 1999 Plan and the 1995 Plan is included in the table below because, as of December 31, 2005, exercisable options remain outstanding under these three plans. Except for the 1999 Plan, all of the Company's equity compensation plans have been approved by stockholders.


                                                                                 NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES    WEIGHTED AVERAGE    FUTURE ISSUANCE UNDER EQUITY
                                     TO BE ISSUED            PER SHARE            COMPENSATION PLANS
                                   UPON EXERCISE OF      EXERCISE PRICE OF       (EXCLUDING SECURITIES
                                 OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,        REFLECTED IN THE
PLAN CATEGORY                     WARRANTS AND RIGHTS   WARRANTS AND RIGHTS          FIRST COLUMN)
-------------                    --------------------  --------------------  ----------------------------



Equity Compensation Plans
  Approved by Security Holders..       2,576,004(1)           $17.28(2)                 718,109(3)
Equity Compensation Plans Not
  Approved by Security Holders..         781,781(4)           $21.99                         --
                                       ---------              ------                    -------
Total...........................       3,357,785              $18.38                    718,109
                                       =========              ======                    =======


--------

  (1) Includes (a) options to purchase 1,733,167 shares of common stock issued under the 2002 Plan with a weighted average exercise price of $16.34, (b) 78,200 shares of common stock to be issued upon the vesting of restricted share units issued under the 2002 Plan for which no exercise price will be paid, (c) 23,387 shares of common stock issued pursuant to the ESPP in connection with the July 2005 to December 2005 purchase period (which shares were actually issued in January 2006), (d) options to purchase 167,504 shares of common stock issued under the 2000 Plan with a weighted average exercise price of $19.34 and (e) options to purchase 573,746 shares of common stock issued under the 1995 Plan with a weighted average exercise price of $22.59.

  (2) The calculation of weighted average exercise price includes only outstanding options.

  (3) Consists of 241,496 shares of common stock that remain available for issuance under the 2002 Plan in the form of options, stock appreciation rights, restricted shares or restricted share units, and 476,613 shares of common stock that remain available for issuance pursuant to the ESPP.

  (4) Reflects options to purchase 781,781 shares of common stock issued under the 1999 Plan with a weighted average exercise price of $21.99.

     Pursuant to the 1999 Plan, SPSS was able to award nonqualified stock options and restricted shares to non-executive officers, non-director employees and independent contractors of SPSS and any of its subsidiaries. The Board administered the 1999 Plan and was authorized to delegate this authority to the Compensation Committee. The purpose of the 1999 Plan was to further the success of SPSS by attracting outstanding employees and other talent and providing to such persons incentives and rewards tied to the Company's business success. The maximum number of shares of common stock that was permitted to be issued or transferred under the 1999 Plan in any given calendar year was 3% of the greatest number of total common stock outstanding in the previous calendar year. The options awarded under the 1999 Plan had a term of 10 years and an option price equal to the closing price of SPSS common stock on the respective dates of grant. At the time the 1999 Plan was terminated, the Board had issued 2,384,328 shares under the 1999 Plan. As stated above, securities no longer remain available for future issuance under the 1999 Plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 2005 are derived from and should be read in conjunction with the Consolidated Financial Statements of SPSS and the footnotes thereto which have been audited. The Consolidated Financial Statements as of December 31, 2004 and 2005, and for each of the years in the three-year period ended December 31, 2005, are included elsewhere in this Form 10-K.


                                                       YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                            2001      2002      2003      2004      2005
                                          --------  --------  --------  --------  --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)



Net revenues:
  License(1)............................. $ 90,007  $ 93,063  $ 91,473  $ 95,819  $107,568
  Maintenance(2).........................   59,352    81,481    83,557    97,735   102,241
  Services(3)............................   24,696    33,936    33,337    30,520    26,254
                                          --------  --------  --------  --------  --------
     Net revenues........................  174,055   208,480   208,367   224,074   236,063
Operating expenses:
  Cost of license and maintenance
     revenues............................   17,155    17,696    14,359    14,642    16,381
  Cost of license and maintenance
     revenues -- software write-offs.....    3,637     5,928     1,961       --        --
  Sales, marketing and services..........  114,402   130,303   123,454   129,987   117,872
  Research and development...............   32,305    41,624    44,167    47,765    45,418
  General and administrative(4)..........   14,056    18,032    18,194    25,104    28,368
  Special general and administrative
     charges(5)..........................   14,739     9,037     6,104       --        --
  Merger-related(6)......................    9,081     2,260       --        --        --
  Illumitek shut-down charges (7)........      --        518       --        --        --
  Acquired in-process technology(8)......    2,288       150       --        --        --
                                          --------  --------  --------  --------  --------
     Operating expenses..................  207,663   225,548   208,239   217,498   208,039
                                          --------  --------  --------  --------  --------
Operating income (loss)..................  (33,608)  (17,068)      128     6,576    28,024
                                          --------  --------  --------  --------  --------
Net interest and investment income
  (expense)..............................     (204)      (63)      (42)     (282)      161
Gain on divestiture of Sigma-series
  product line(9)........................      --        --      8,577        82     1,000
Other income (expense)...................   (1,121)      752     1,798     1,680    (2,013)
                                          --------  --------  --------  --------  --------
Income (loss) before income taxes and
  minority interest......................  (34,933)  (16,379)   10,461     8,056    27,172
Provision for income taxes...............   (8,177)      878     1,147     2,513    11,080
                                          --------  --------  --------  --------  --------
Income (loss) before minority interest...  (26,756)  (17,257)    9,314     5,543    16,092
Minority interest........................      360       497       --        --        --
                                          --------  --------  --------  --------  --------
Net income (loss)........................ $(26,396) $(16,760) $  9,314  $  5,543  $ 16,092
                                          ========  ========  ========  ========  ========
Basic net income (loss) per share........ $  (1.90) $  (0.99) $   0.54  $   0.31  $   0.88
Diluted net income (loss) per share...... $  (1.90) $  (0.99) $   0.53  $   0.31  $   0.85
Shares used in basic EPS calculation.....   13,927    16,887    17,351    17,671    18,228
Shares used in diluted EPS calculation...   13,927    16,887    17,562    17,884    18,880
Balance Sheet Data:
  Working capital........................ $ 22,307  $ (9,176) $ 16,629  $ 13,846  $ 37,415
  Total assets...........................  216,039   213,619   229,007   235,325   271,897
  Deferred revenue.......................   54,984    52,765    59,051    62,148    63,980
  Long term obligations, less current
     portion.............................    1,833     6,781     7,764     4,994     1,867
  Total stockholders' equity.............  115,062   101,993   119,639   128,459   163,746


--------

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

  (4) Includes provision for doubtful accounts.

  (5) Includes costs associated with acquisitions, as well as costs associated with severance and the write-down of obsolete internal use software.

  (6) Includes costs directly related to acquisitions, such as investment banking and other professional fees, employee severance, merger-related bonuses and costs associated with closing excess office space and write-off of redundant assets.

  (7) In 2001, the Company purchased 50% of the then-issued and outstanding shares of stock of Illumitek Inc. In 2002, SPSS terminated its investment in Illumitek. These costs reflect costs associated with this termination and the related write-down of Illumitek technology.

  (8) Includes costs related to acquired in-process technology in conjunction with business combinations accounted for as purchases.

  (9) During 2003, the Company entered into an agreement to license the distribution of its Sigma-series line of products and sell certain related assets. During 2004, SPSS recorded a favorable adjustment to reduce certain professional fee accruals associated with this transaction. During 2005, SPSS recorded additional gain related to receipt of final license payment of $1.0 million related to this transaction. This transaction was accounted for as a divestiture of a business. See additional discussion in
      Note 7 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND BACKGROUND

     SPSS is a global provider of predictive analytics technology and services. The Company's offerings connect data to effective action by enabling decision makers to draw reliable conclusions about current conditions and future events. Predictive analytics leverages an organization's business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques can lead to improved business processes that increase revenues, reduce costs, and prevent fraudulent activities.

     The Company sells its products and services to a broad scope of industries. Approximately 65% of the Company's 2005 revenues came from sales to customers in corporate settings, with another 18% in academic institutions, 11% in government agencies and 6% from nonprofit and healthcare organizations.

     The discussion set forth in this Item 7 is comprehensive in scope. The following is background information intended to provide context and clarification of certain key matters addressed in this discussion.

     Deferred Revenue.   Because of the nature of the Company's business,
management frequently discusses the timing of deferred revenue and the impact of this timing on the Company's financial results. The Company generates a significant portion of its revenue by selling software licenses. Software licenses may be term licenses or perpetual licenses. If SPSS sells a term license, the revenue associated with this license is deferred over the term of the license. If SPSS sells a perpetual license, the license revenue is generally recognized immediately but the revenue associated with maintenance of this license is deferred over the contracted maintenance period which is typically a 12-month period. Both the mix of licenses (i.e. number of annual licenses and the number of perpetual licenses) and the timing of when such licenses are executed in a given quarter or fiscal year significantly affect the portion of revenue that must be deferred for such period. References to deferred revenue matters are made throughout this discussion.

     Transactions.   References are also made throughout this discussion to
transactions completed with the following companies over the past three fiscal years: (a) America Online, Inc. ("AOL"), (b) Data Distilleries B.V.

("Data Distilleries") and (c) Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"). Relevant facts surrounding each of these transactions are as follows:

     - In 2001, SPSS entered into a strategic alliance with AOL through AOL's Digital Marketing Services (DMS) subsidiary. With this alliance, SPSS acquired certain operating assets and exclusive rights to distribute survey sample drawn from AOL members and users of AOL's other interactive properties. SPSS amended its strategic alliance with AOL in 2003. During 2005, SPSS management modified the focus of its survey sample business, thereby causing AOL service revenue to decline.

     - In 2003, through one of its international subsidiaries, SPSS acquired Data Distilleries, a Netherlands-based developer of analytic applications. The products acquired through this acquisition are at the core of the Company's predictive applications offerings.

     - In 2003, the Company granted Systat an exclusive, worldwide license to distribute the Company's Sigma-Series product line for a three-year period. Systat also purchased all rights and obligations with respect to customers and personnel and all fixed assets related to the Sigma-Series product line. Systat assumed all responsibilities for the marketing and sales of the Sigma-Series product line as well as its ongoing development and technical support. Systat has paid all $13.0 million owed to SPSS in connection with this transaction. Systat has an option to purchase the licensed property for an additional $1.0 million.

REFERENCES TO "NOTES" WITHIN THIS ITEM 7 REFER TO THE FOOTNOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS IN ITEM 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

     The following table shows select statements of operations data as a percentage of net revenues for the years indicated.


                                                        2003   2004   2005
                                                       -----  -----  -----



Net revenues:
  License.............................................  43.9%  42.8%  45.6%
  Maintenance.........................................  40.1%  43.6%  43.3%
  Services............................................  16.0%  13.6%  11.1%
                                                       -----  -----  -----
     Net revenues..................................... 100.0% 100.0% 100.0%
                                                       -----  -----  -----
Operating expenses:
  Cost of license and maintenance revenues............   6.9%   6.6%   6.9%
  Cost of license and maintenance revenues -- software
     write-offs.......................................   0.9%   --     --
  Sales, marketing and services.......................  59.2%  58.0%  49.9%
  Research and development............................  21.2%  21.3%  19.2%
  General and administrative (including provision for
     doubtful accounts)...............................   8.7%  11.2%  12.0%
  Special general and administrative charges..........   3.0%   --     --
                                                       -----  -----  -----
     Operating expenses...............................  99.9%  97.1%  88.1%
                                                       -----  -----  -----
Operating income......................................   0.1%   2.9%  11.9%
Net interest and investment income (expense)..........   --    (0.1)%  0.1%
Gain on divestiture of Sigma-series product line......   4.1%   --     0.4%
Other income (expense)................................   0.8%   0.8%  (0.9)%
                                                       -----  -----  -----
Income before income taxes............................   5.0%   3.6%  11.5%
Provision for income taxes............................   0.5%   1.1%   4.7%
                                                       -----  -----  -----
Net income............................................   4.5%   2.5%   6.8%
                                                       =====  =====  =====


COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003, 2004, AND 2005

  NET REVENUES.

     Revenues by product category, related amount changes, related percent changes and percent of total revenues for 2003, 2004 and 2005 were as follows:


                                     PERIOD
                          ----------------------------
                             YEAR ENDED DECEMBER 31,         AMOUNT CHANGE         PERCENTAGE CHANGE
                          ----------------------------  ----------------------  ----------------------
                            2003      2004      2005    '03 VS '04  '04 VS '05  '03 VS '04  '04 VS '05
                          --------  --------  --------  ----------  ----------  ----------  ----------
                                 (IN THOUSANDS)



License.................. $ 91,473  $ 95,819  $107,568    $ 4,346     $11,749        5%          12%
Maintenance..............   83,557    97,735   102,241     14,178       4,506       17%           5%
Services.................   33,337    30,520    26,254     (2,817)     (4,266)      (8)%        (14)%
                          --------  --------  --------    -------     -------
  Net Revenues........... $208,367  $224,074  $236,063    $15,707     $11,989        8%           5%
                          ========  ========  ========    =======     =======
As a Percent of Revenue
License..................       44%       43%       46%
Maintenance..............       40%       44%       43%
Services.................       16%       13%       11%
                          --------  --------  --------
  Net Revenues...........      100%      100%      100%
                          ========  ========  ========



  2004 Compared with 2005.

     The increase in license fee revenues from 2004 to 2005 was primarily driven by higher sales of SPSS desktop statistical analysis tools including increases in the United States, Europe, Southeast Asia and Japan. This increase was partially offset by changes in currency exchange rates which resulted in a decrease in license revenue of $0.2 million in 2005 compared with 2004.

     The increase in maintenance revenues from 2004 to 2005 was primarily due to higher renewal rates for the Company's major offerings. This increase was partially offset by changes in deferred revenue. The timing of deferred revenue negatively impacted maintenance revenue by $4.0 million, or 4%, in 2005 compared with 2004. The increase was also partially offset by changes in currency exchange rates which resulted in a decrease in maintenance revenue of $0.1 million in 2005 compared with 2004.

     The decrease in services revenues from 2004 to 2005 was primarily due to a decline in AOL service revenue of $3.7 million. This decline primarily resulted from management's strategic business decision to modify the focus of its survey sample business.

  2003 Compared with 2004.

     The increase in license fee revenue from 2003 to 2004 was primarily driven by higher sales of SPSS data mining and desktop statistical analysis tools, sales of predictive analytic applications from the Company's 2003 Data Distilleries acquisition and $4.1 million due to changes in currency rates. These increases were offset by the effects of the divestiture of the Company's Sigma-series product line in December 2003 which represented $4.6 million of license revenue for 2003.

     Maintenance revenues increased from 2003 to 2004 primarily due to higher renewal rates for the Company's major offerings and $4.0 million due to changes in currency exchange rates. Additionally, maintenance revenues from Data Distilleries applications were $1.8 million in 2004.

     Service revenues decreased from 2003 to 2004 primarily due to fewer ShowCase-related consulting projects. This decrease was partially offset by consulting revenues related to implementations of Data Distilleries applications and $1.5 million due to changes in currency exchange rates.

     Net revenues per geographic region, related amount changes, related percent changes and percent of total revenues for 2003, 2004 and 2005 were as follows:


                                     PERIOD
                          ----------------------------
                             YEAR ENDED DECEMBER 31,         AMOUNT CHANGE         PERCENTAGE CHANGE
                          ----------------------------  ----------------------  ----------------------
                            2003      2004      2005    '03 VS '04  '04 VS '05  '03 VS '04  '04 VS '05
                          --------  --------  --------  ----------  ----------  ----------  ----------
                                 (IN THOUSANDS)



United States............ $102,484  $101,665  $102,775    $  (819)    $ 1,110       (1)%         1%
                          --------  --------  --------    -------     -------
United Kingdom...........   28,584    31,701    31,911      3,117         210       11%          1%
The Netherlands..........   18,982    21,943    27,411      2,961       5,468       16%         25%
Other....................   32,826    37,297    39,321      4,471       2,024       14%          5%
                          --------  --------  --------    -------     -------
  Total Europe...........   80,392    90,941    98,643     10,549       7,702       13%          8%
Japan....................   18,608    21,032    22,416      2,424       1,384       13%          7%
Other....................    6,883    10,436    12,229      3,553       1,793       52%         17%
                          --------  --------  --------    -------     -------
  Total Pacific Rim......   25,491    31,468    34,645      5,977       3,177       23%         10%
                          --------  --------  --------    -------     -------
  Total International....  105,883   122,409   133,288     16,526      10,879       16%          9%
                          --------  --------  --------    -------     -------
  Net Revenue............ $208,367  $224,074  $236,063    $15,707     $11,989        8%          5%
                          ========  ========  ========    =======     =======
Percent of Net Revenues
United States............       49%       45%       44%
International............       51%       55%       56%
                          --------  --------  --------
Net Revenue..............      100%      100%      100%
                          ========  ========  ========



     Net revenue growth in 2005 and 2004 reflected the increased demand for certain data mining and statistical products, a strong renewal base for the Company's products and the increasing geographic coverage of the business.

  2004 Compared with 2005.

     Net revenues derived internationally increased 9% from 2004 to 2005. This increase resulted from expansion in generally all significant international markets including the Netherlands, United Kingdom, Japan, Germany, Spain, Belgium and Southeast Asia, partially offset by a decrease in France. Net revenues derived from the United States increased by 1% from 2004 to 2005 because the timing of deferred revenue negatively impacted United States revenue by $6.3 million, or 6%, in 2005 compared with 2004.

  2003 Compared with 2004.

     Net revenues derived internationally increased 16% from 2003 to 2004. This increase resulted from expansion in all significant international markets including the Netherlands, United Kingdom, Japan, Germany and France principally reflecting volume increases, foreign currency and contributions from the DataDistilleries acquisition. Net revenues derived from the United States decreased by 1% from 2003 to 3004 as a result of the effects of the divestiture of the Company's Sigma-series product line in December 2003 and fewer ShowCase related consulting projects. This decrease was partially offset by higher license sales of SPSS data mining and desktop statistical analysis tools.

  COST OF LICENSE AND MAINTENANCE REVENUES.


                                             PERIOD
                                  ---------------------------
                                    YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                                  ---------------------------   -----------------------   -----------------------
                                    2003      2004      2005    '03 VS '04   '04 VS '05   '03 VS '04   '04 VS '05
                                  -------   -------   -------   ----------   ----------   ----------   ----------
                                         (IN THOUSANDS)



Cost of License and Maintenance
  Revenues.....................   $14,359   $14,642   $16,381      $283        $1,739          2%          12%
  Percent of Total Revenues....         7%        7%        7%

     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and license fees paid to third parties. The increase from 2004 to 2005 was primarily due to higher costs associated with the increase in license revenues and higher amortization of capitalized acquired technology assets in connection with the release of new products. The increase from 2003 to 2004 was primarily due to higher costs associated with the increase in license revenues and higher amortization of capitalized acquired technology assets in connection with the release of new products and the acquisition of Data Distilleries

  COST OF LICENSE AND MAINTENANCE REVENUES -- SOFTWARE WRITE-OFFS.


                                          PERIOD
                                 ------------------------
                                  YEAR ENDED DECEMBER 31,        AMOUNT CHANGE           PERCENTAGE CHANGE
                                 ------------------------   -----------------------   -----------------------
                                  2003     2004     2005    '03 VS '04   '04 VS '05   '03 VS '04   '04 VS '05
                                 ------   ------   ------   ----------   ----------   ----------   ----------
                                      (IN THOUSANDS)



Cost of License and
  Maintenance Revenues-
  Software Write-offs.........   $1,961    $ --     $ --      $(1,961)      $ --         (100)%        -- %
  Percent of Total Revenues...        1%     -- %     -- %


     During 2003, the Company incurred software write-offs totaling $2.0 million for obsolete and redundant technology resulting from the Data Distilleries acquisition.

  SALES, MARKETING AND SERVICES.


                                            PERIOD
                                 ----------------------------
                                    YEAR ENDED DECEMBER 31,         AMOUNT CHANGE         PERCENTAGE CHANGE
                                 ----------------------------  ----------------------  ----------------------
                                   2003      2004      2005    '03 VS '04  '04 VS '05  '03 VS '04  '04 VS '05
                                 --------  --------  --------  ----------  ----------  ----------  ----------
                                        (IN THOUSANDS)



Sales, Marketing and Services..  $123,454  $129,987  $117,872    $6,533     $(12,115)       5%         (9)%
  Percent of Total Revenues....        59%       58%       50%


     The decrease in sales, marketing and services from 2004 to 2005 was primarily due to lower staff and occupancy costs resulting from office consolidation, lower service expenses due to decreased service sales volume, lower AOL service costs of $3.1 million and a decrease of $0.2 million from the effects of fluctuations in foreign currency exchange rates. In addition, the Company incurred severance costs of $1.3 million in 2004 associated with personnel changes in the Company's sales and professional services organization.

     The increase in sales, marketing and services from 2003 to 2004 was primarily due to compensation increases, severance costs of $1.3 million, staff additions and changes, the addition of employees from the Data Distilleries acquisition, and changes in currency rates. Such increases were partially offset by a $4.7 million decline in AOL service costs reflecting the lower AOL service revenue.

  RESEARCH AND DEVELOPMENT.


                                             PERIOD
                                  ---------------------------
                                    YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                                  ---------------------------   -----------------------   -----------------------
                                    2003      2004      2005    '03 VS '04   '04 VS '05   '03 VS '04   '04 VS '05
                                  -------   -------   -------   ----------   ----------   ----------   ----------
                                         (IN THOUSANDS)



Research and Development.......   $44,167   $47,765   $45,418     $3,598       $(2,347)        8%          (5)%
  Percent of Total Revenues....        21%       21%       19%


     The decrease in research and development expenses from 2004 to 2005 primarily reflected a decline in the United States chiefly due to improved productivity and rationalization of resources principally through office consolidation. The increase in research and development expenses from 2003 to 2004 was primarily due annual compensation increases, addition of employees from the Data Distilleries acquisition and $0.6 million from the effects of fluctuations in currency exchange rates.

  GENERAL AND ADMINISTRATIVE.


                                             PERIOD
                                  ---------------------------
                                    YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                                  ---------------------------   -----------------------   -----------------------
                                    2003      2004      2005    '03 VS '04   '04 VS '05   '03 VS '04   '04 VS '05
                                  -------   -------   -------   ----------   ----------   ----------   ----------
                                         (IN THOUSANDS)



General and Administrative.....   $17,773   $24,813   $28,217     $7,040       $3,404         40%          14%
  Percent of Total Revenues....         9%       11%       12%


     The increase in general and administrative expenses from 2004 to 2005 was primarily due to the costs associated with complying with the Sarbanes-Oxley Act of 2002 and higher compensation cost due to improved performance. In addition, the Company incurred nonrecurring charges of $1.5 million in 2005 related to exit costs for certain leased facilities in Texas and Massachusetts. In 2004, the Company wrote-off a $1.0 million long-term receivable due to customer insolvency and recorded a gain of $0.6 million on sale of property held in the United Kingdom.

     The increase in general and administrative expenses from 2003 to 2004 was primarily due to the addition of accounting professionals, costs associated with complying with the Sarbanes-Oxley Act of 2002, $2.7 million in accounting and legal costs due to the restatement of the Company's financial statements which occurred in 2004, increased insurance costs, and $0.4 million from the effects of fluctuations in currency exchange rates.

  PROVISION FOR DOUBTFUL ACCOUNTS.


                                               PERIOD
                                      -----------------------
                                      YEAR ENDED DECEMBER 31,        AMOUNT CHANGE           PERCENTAGE CHANGE
                                      -----------------------   -----------------------   -----------------------
                                       2003     2004     2005   '03 VS '04   '04 VS '05   '03 VS '04   '04 VS '05
                                      -----    -----    -----   ----------   ----------   ----------   ----------
                                           (IN THOUSANDS)



Provision for Doubtful Accounts....    $421     $291     $151      $(130)       $(140)        (31)%        (48)%
  Percent of Total Revenues........     -- %     -- %     -- %


     The decreases in the provision for doubtful accounts from both 2004 to 2005 and 2003 to 2004 represented improvements in receivable collections.

  SPECIAL GENERAL AND ADMINISTRATIVE CHARGES.


                                        PERIOD
                                ----------------------
                                  YEAR ENDED DECEMBER
                                          31,                AMOUNT CHANGE         PERCENTAGE CHANGE
                                ----------------------  ----------------------  ----------------------
                                 2003    2004    2005   '03 VS '04  '04 VS '05  '03 VS '04  '04 VS '05
                                ------  ------  ------  ----------  ----------  ----------  ----------
                                    (IN THOUSANDS)



Special General and
  Administrative Charges....... $6,104   $ --    $ --     $(6,104)     $ --        (100)%       -- %
  Percent of Total Revenues....      3%    -- %    -- %


     During 2003, SPSS incurred certain unusual expenses including asset write-offs, restructuring charges, and costs that did not meet the Company's definition of "merger-related" expenses as described below. Such costs have been separately reported as "Special general and administrative charges." Special general and administrative charges were $6.1 million in 2003, or 3% of net revenues. Special general and administrative charges in 2003 included a write-off of $4.4 million due to the termination of the Company's Siebel CRM software implementation and $1.7 million of severance, bonus and travel costs primarily related to the Data Distilleries acquisition.

  NET INTEREST AND INVESTMENT (EXPENSE) INCOME.


                                               PERIOD
                                        -------------------
                                        YEAR ENDED DECEMBER
                                                31,                AMOUNT CHANGE         PERCENTAGE CHANGE
                                        -------------------   ----------------------  ----------------------
                                        2003    2004   2005   '03 VS '04  '04 VS '05  '03 VS '04  '04 VS '05
                                        ----   -----   ----   ----------  ----------  ----------  ----------
                                           (IN THOUSANDS)



Net Interest and Investment (Expense)
  Income............................... $(42)  $(282)  $161      $(240)      $443        (571)%       157%
  Percent of Total Revenues............  -- %    -- %   -- %


     The change from net interest expense in 2004 to net interest income in 2005 was principally the result of lower debt due to scheduled debt repayments under line of credit agreements and the increase in interest income earned as a result of higher cash balances. The increase in net interest expense from 2003 to 2004 was due to a decrease in net investment income in 2004. The interest income earned on line-of-credit deposits in 2003 did not recur in 2004.

  GAIN ON DIVESTITURE OF SIGMA-SERIES PRODUCT LINE.


                                         PERIOD
                                -----------------------
                                YEAR ENDED DECEMBER 31,        AMOUNT CHANGE           PERCENTAGE CHANGE
                                -----------------------   -----------------------   -----------------------
                                 2003     2004    2005    '03 VS '04   '04 VS '05   '03 VS '04   '04 VS '05
                                ------   -----   ------   ----------   ----------   ----------   ----------
                                     (IN THOUSANDS)



Gain on Divestiture of Sigma-
  series Product Line........   $8,577    $ 82   $1,000     $(8,495)      $918          (99)%       1,120%
  Percent of Total Revenues..        4%    -- %       1%


     In December 2003, SPSS entered into a distribution license and sale of assets agreement related to its Sigma-series product line with Systat Software, a subsidiary of Cranes Software International Ltd. This transaction was completed in December 2003. See Note 7 for an explanation of the terms of this transaction. The 2003 gain represented the excess of the purchase price over the book value of the assets sold and expenses directly related to the sale.

     The 2004 gain represented the adjustment of certain professional fee accruals related to the sale. The 2005 gain represented a $1.0 million gain on the sale of the Sigma-series product line from cash received in December 2005. SPSS deferred gain recognition of this $1.0 million until these funds were received because this amount was scheduled for payment more than two years after the initial agreement date.

  OTHER INCOME (EXPENSE).


                                        PERIOD
                              -------------------------
                               YEAR ENDED DECEMBER 31,         AMOUNT CHANGE           PERCENTAGE CHANGE
                              -------------------------   -----------------------   -----------------------
                               2003     2004      2005    '03 VS '04   '04 VS '05   '03 VS '04   '04 VS '05
                              ------   ------   -------   ----------   ----------   ----------   ----------
                                    (IN THOUSANDS)



Other Income (Expense).....   $1,798   $1,680   $(2,013)     $(118)      $(3,693)       (7)%        (220)%
  Percent of Total
     Revenues..............        1%       1%       (1)%


     Other expense in 2005 was primarily due to the strengthening of the dollar against other major currencies which led to losses from currency transactions. These losses were due to the decline in value of U.S. dollar-denominated receivables held in international locations principally related to the British Pound and the Euro denominated currencies.

     Other income in 2004 was primarily due to gains on foreign currency transactions due to the weakening of the dollar against other major currencies. SPSS also recognized a $1.0 million European research and development incentive credit received from the French Government in 2004 relating to expenditures accumulated through 1999. Other income in 2003 was principally due to gains from foreign currency transactions reflecting the weakening of the dollar against other major currencies.

  PROVISION FOR INCOME TAXES.


                                        PERIOD
                              -------------------------
                               YEAR ENDED DECEMBER 31,         AMOUNT CHANGE           PERCENTAGE CHANGE
                              -------------------------   -----------------------   -----------------------
                               2003     2004      2005    '03 VS '04   '04 VS '05   '03 VS '04   '04 VS '05
                              ------   ------   -------   ----------   ----------   ----------   ----------
                                    (IN THOUSANDS)



Provision for Income
  Taxes....................   $1,147   $2,513   $11,080     $1,366       $8,567         119%         341%
  Percent of Pre-Tax
     Income................       11%      31%       41%


     The income tax provision increased from 2004 to 2005 primarily due to an increase in earnings. Other factors accounting for the increase in 2005 included increase in foreign income, increase in deferred tax asset valuation allowance and certain book to tax adjustments resulting from the reconciliation of historical deferred account balances deemed to be immaterial to prior years.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 2005, SPSS generated cash in excess of its operating requirements. As of December 31, 2005, SPSS had $84.4 million in cash and cash equivalents compared with $37.1 million at December 31, 2004. Factors affecting cash and cash equivalents during 2005 include:

  Operating Cash Flows:

     - Cash derived from operating activities was $51.5 million. This cash resulted primarily from net income from operations, receivable collections, timing of accounts payable disbursements and additional deferred revenue.

     - Collection of receivables contributed $4.0 million to operating cash flow. Average days sales outstanding were 63 days at December 31, 2005, compared to 76 days at December 31, 2004.

     - Timing of accounts payable disbursements added $3.8 million to cash from operating activities.

     - Income taxes contributed $3.9 million to cash from operating activities, primarily the result of cash received from income tax refunds.

     - Deferred revenue contributed $5.9 million to cash from operating activities, before the impact of foreign currency translation which decreased deferred revenue by $4.1 million.

  Investing Activities:

     - Purchases of capital expenditures were $7.5 million in 2005.

     - Capitalized software costs were $9.0 million in 2005.

     - SPSS acquired one of its distributors during 2005. This resulted in a charge of $0.8 million to intangible assets.

     - SPSS received an additional $1.0 million scheduled payment from the sale of the Sigma-series product line previously completed in December 2003.

  Financing Activities:

     - Financing activities provided cash proceeds of $17.5 million from the issuance of common stock, primarily through the exercise of stock options.

     - SPSS made net repayments of $2.5 million on its line of credit agreements.

     Cash flows from operating activities in 2005 were more than adequate to fund capital expenditures and software development costs of $16.6 million. Management believes that SPSS has ample capacity in its property and equipment to meet expected needs for future growth.

     Certain unique cash-related events occurred in 2003, 2004 and 2005. In 2003, 2004 and 2005, SPSS received scheduled payments totaling $9.0 million, $3.0 million and $1.0 million, respectively, on the sale of its Sigma-series product line consummated in December 2003. During 2004, the Company repurchased common stock related to its acquisition of Data Distilleries for $5.4 million, and received $2.6 million of proceeds from the disposal of a property in the United Kingdom.

     On March 31, 2003, SPSS entered into a four (4) year, $25.0 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10.0 million, two revolving lines of credit and a letters of credit facility not to exceed $3.0 million. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3.5 million provided that no event of default exists. As of December 31, 2005, the Company has availability of $5.9 million under the revolving lines of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down the term loan of $10.0 million in equal annual installments over the scheduled four (4) year repayment period. At December 31, 2005, SPSS had $3.4 million outstanding under its line of credit with Wells Fargo Foothill, including $2.5 million classified as current notes payable and the face amount of letters of credit issued and outstanding under the existing credit facility totaled approximately $0.9 million.

     The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. The Company was in compliance with all covenants as of December 31, 2005.

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

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of the Company's contractual obligations to make cash payments in future years measured as of December 31, 2005 (in thousands):


                                                          PAYMENT DUE BY PERIOD
                                         -------------------------------------------------------
                                                   LESS THAN                           MORE THAN
                                          TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
                                         -------   ---------   ---------   ---------   ---------



Notes payable (See Note 10)...........   $ 3,372    $ 2,500     $   872     $   --       $  --
Capital lease obligations.............       --         --          --          --          --
Operating lease obligations (See Note
  8)..................................    47,527     11,396      15,381      12,459       8,291
Purchase obligations and other
  commitments.........................       --         --          --          --          --
Other long-term liabilities...........       --         --          --          --          --
                                         -------    -------     -------     -------      ------
  Total...............................   $50,899    $13,896     $16,253     $12,459      $8,291
                                         =======    =======     =======     =======      ======



INTERNATIONAL OPERATIONS

     Revenues from international operations increased from 51% to 55% of total net revenues between 2003 and 2004, and were approximately 56% of total net revenues in 2005. As international revenues increase, SPSS may experience additional foreign currency exchange risk. To mitigate these effects, SPSS from time-to-time hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies) through the use of foreign currency options. SPSS does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income. Accordingly, the Company's reported revenues and net income have been, and in the future may be affected by, the changes in foreign exchange rates. On December 31, 2005, SPSS did not have any option contracts outstanding.

     During 2005, SPSS generated operating income of $28.0 million. The Company generated operating income of $25.1 million outside of the United States. Of the non-U.S. income, SPSS derived operating income of $4.8 million in EURO nations, operating income of $14.8 million in the United Kingdom, which utilizes the British Pound, and operating income of $3.3 million in Japan which utilizes the Japanese Yen. The average exchange rate for the EURO, the British Pound and the Japanese Yen fluctuates relative to the dollar. These exchange rate fluctuations impact the Company's operating income which is calculated in U.S. dollars. The
Euro: Dollar exchange rates, the GBP: Dollar exchange rates and the Yen: Dollar exchange rates impacted operating income differently in 2005 and 2004. The exchange rate impact on operating income in 2005 relative to 2004 is as follows:



                                           % CHANGE IN CURRENCY   EFFECT ON OPERATING INCOME
CURRENCY                                      IN 2005 VS 2004          IN 2005 VS. 2004
--------                                   --------------------   --------------------------
                                                                         ($ THOUSANDS)



Euro....................................            0.1%                     $   5
GBP.....................................           (0.7)%                    $(103)
Yen.....................................           (1.6)%                    $ (52)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

  DELIVERY OF SOFTWARE PRODUCTS

     Delivery of the Company's products is a prerequisite to the recognition of software license revenue. SPSS considers such delivery complete when the software products have been shipped, the customer has access to the license code that activates the software, or shipment is confirmed by a third-party shipping agent. If arrangements include an acceptance provision, then revenue is recognized upon the earlier of the receipt of written customer acceptance or, if applicable, the expiration of the acceptance period.

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

CAPITALIZATION OF CERTAIN SOFTWARE DEVELOPMENT COSTS

     Software development costs incurred by SPSS in connection with the Company's long-term development projects are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SPSS has not capitalized software development costs relating to development projects where the net realizable value is immaterial and the time between technological feasibility and release is of short duration. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value.

     SPSS applies SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During 2003, 2004 and 2005, SPSS capitalized $1.1 million, $0.8 million and $0.4 million, respectively, and amortized $0.6 million, $1.4 million and $1.2 million, respectively, of internal-use computer software.

ACCOUNTS RECEIVABLE

     SPSS management must make estimates of accounts receivable that will not be collected. SPSS performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's creditworthiness, as determined by the Company's review of their current credit information. SPSS continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions established, SPSS cannot guarantee that it will continue to experience the same credit loss rates as in the past. If the financial condition of SPSS customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

INCOME TAXES

     SPSS recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. SPSS has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has not provided a valuation allowance on the amount of deferred tax assets that it estimates will be utilized as a result of the execution of these strategies. If the future taxable income is less than the amount that has been assumed in assessing the recoverability of the deferred tax assets, then an increase in the valuation allowance will be required, with a corresponding increase to income tax expense. Likewise, should SPSS ascertain in the future that it is more likely than not that deferred tax assets will be realized in excess of the net deferred tax assets, all or a portion of the $59.6 million valuation allowance as of December 31, 2005 would be reversed as a benefit to the provision for income taxes in the period such determination was made.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no significant off-balance sheet arrangements at December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The Act provides a deduction from income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income exclusion tax benefit for foreign sales which the World Trade Organization ("WTO") ruled was an illegal export subsidy. The European Union ("EU") believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. This will have no material impact on the Company. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact of this act on the Company's consolidated financial statements was not significant.

     On December 21, 2004, the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company's tax return beginning in 2005. The Company has determined that the impact will not be material.

     On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" was issued. FSP FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP FAS 109-2 was effective upon issuance. The effect of the repatriation provision in 2005 was not significant to SPSS.

     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     - Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

     - Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. The Company expects to adopt this new standard in the first fiscal quarter of 2006, using the modified prospective method.

     This application will require that the Company record compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted before December 31, 2005 that remain outstanding at the date of adoption, in addition to any stock-based compensation to be recorded for options granted with exercise prices below fair value.

     The Company expects that the adoption of SFAS 123(R) will have the following effect on compensation expense for stock options outstanding as of December 31, 2005 (in thousands):


YEAR ENDING DECEMBER 31,                                           AMOUNT
------------------------                                           ------



2006............................................................   $2,768
2007............................................................    2,055
2008............................................................      899
2009............................................................       79
                                                                   ------
Total estimated stock-based compensation expense over the
  remaining vesting period......................................   $5,801
                                                                   ======



     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from how it would have been reported under prior accounting rules.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method. As a consequence, the Company generally does not recognize any compensation cost for employee stock options and purchases under the Company's Employee Stock Purchase Plan. Although the adoption of Statement 123(R)'s fair value method will have no adverse impact on the Company's balance sheet or total cash flows, it will affect net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model used to value future share-based payments to employees and estimated forfeiture rates.

     In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will be effective in the first quarter of fiscal year 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that bears interest at either the prime rate or the Eurodollar rate. As of December 31, 2005, the Company had $3.4 million outstanding under this borrowing arrangement. A 100 basis point increase in interest rates would result in an additional $34 thousand of annual interest expense, assuming the same level of borrowing.

     The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage its exposure to fluctuations to currency exchange rates, the Company may enter into various financial instruments, such as options. These instruments generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the dollar by 10 percent from levels at December 31, 2005, the reported cash balance would decrease $5.3 million, or 6.3 percent. The effect on revenues would also be expected to have a material adverse effect on the Company's financial results. On December 31, 2005, the Company did not have any option contracts outstanding.

     Historically, the Company's derivative instruments did not qualify for hedge accounting treatment under FAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments were recognized in income in each financial reporting period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SPSS INC. AND SUBSIDIARIES

                                      INDEX



                                                     PAGE
                                                     ----



Reports of Independent Registered Public
  Accounting Firms................................    36
Management's Report on Internal Control Over
  Financial Reporting.............................    39
Consolidated Balance Sheets as of December 31,
  2004 and 2005...................................    40
Consolidated Statements of Income for the years
  ended December 31, 2003, 2004 and 2005..........    41
Consolidated Statements of Comprehensive Income
  for the years ended December 31, 2003, 2004 and
  2005............................................    42
Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 2003, 2004 and
  2005............................................    43
Consolidated Statements of Cash Flows for the
  years ended December 31, 2003, 2004 and 2005....    44
Notes to Consolidated Financial Statements........    45
Consolidated Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts.....    68


     Schedules not filed:

     All schedules other than Schedule II have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SPSS Inc.

     We have audited the accompanying consolidated balance sheet of SPSS Inc. and Subsidiaries (a Delaware corporation) (the "Company") as of December 31, 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its income and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II of the Company for the year ended December 31, 2005. In our opinion this Schedule presents fairly, in all material respects, the information required to be set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SPSS Inc.'s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006 expressed an unqualified opinion on management's assessment and the effectiveness of the Company's internal control over financial reporting.

                                               /s/ GRANT THORNTON LLP

Chicago, Illinois
March 3, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SPSS Inc.:

     We have audited the accompanying consolidated balance sheet of SPSS Inc. and subsidiaries (SPSS or the Company) as of December 31, 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective July 1, 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

                                        /s/ KPMG LLP

Chicago, Illinois
March 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders SPSS Inc.

     We have audited management's assessment, included in the accompanying MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING, that SPSS Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SPSS Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

                                        /s/ GRANT THORNTON LLP

Chicago, Illinois
March 3, 2006

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, using the criteria published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

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

     Based on the evaluation under the framework in Internal
Control -- Integrated Framework, management concluded that, as of December 31, 2005, the Company's internal control over financial reporting is effective. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on management's assessment of the Company's internal control over financial reporting. That report is included in Item 8 of this Annual Report.

                                By:              /s/ Jack Noonan
                                    --------------------------------------------
                                                     Jack Noonan
                                        President and Chief Executive Officer

                                By:           /s/ Raymond H. Panza
                                    --------------------------------------------
                                                  Raymond H. Panza
                                         Executive Vice President, Corporate
                                                     Operations,
                                        Chief Financial Officer and Secretary

                             SPSS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           DECEMBER 31,  DECEMBER 31,
                                                               2004          2005
                                                           ------------  ------------



                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................   $ 37,107      $ 84,408
  Accounts receivable, net of allowances $2,465 in 2004
     and $1,748 in 2005...................................     50,007        42,488
  Inventories, net........................................        789           879
  Deferred income taxes...................................     15,503         5,624
  Prepaid income taxes....................................      7,064         5,067
  Other current assets....................................      5,248         5,233
                                                             --------      --------
     Total current assets.................................    115,718       143,699
                                                             --------      --------
Net property, equipment and leasehold improvements........     21,480        20,441
Capitalized software development costs, net...............     28,178        28,522
Goodwill..................................................     42,197        41,207
Intangibles, net..........................................      3,278         3,627
Deferred income taxes.....................................     22,860        32,938
Other noncurrent assets...................................      1,614         1,463
                                                             --------      --------
       Total assets.......................................   $235,325      $271,897
                                                             ========      ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable...........................................   $  2,500      $  2,500
  Accounts payable........................................      6,127         9,678
  Income taxes and value added taxes payable..............      7,340         9,024
  Deferred revenues.......................................     62,148        63,980
  Other accrued liabilities...............................     23,757        21,102
                                                             --------      --------
     Total current liabilities............................    101,872       106,284
                                                             --------      --------
Noncurrent deferred income taxes..........................        632           449
Noncurrent notes payable..................................      3,381           872
Other noncurrent liabilities..............................        981           546
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 17,705,744 and 18,724,649 shares issued
     and outstanding in 2004 and 2005, respectively.......        177           187
  Additional paid-in capital..............................    152,477       174,188
  Deferred compensation...................................       (145)       (1,069)
  Accumulated other comprehensive loss....................     (7,818)       (9,420)
  Accumulated deficit.....................................    (16,232)         (140)
                                                             --------      --------
     Total stockholders' equity...........................    128,459       163,746
                                                             --------      --------
       Total liabilities and stockholders' equity.........   $235,325      $271,897
                                                             ========      ========




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         YEAR ENDED DECEMBER 31,
                                                      ----------------------------
                                                        2003      2004      2005
                                                      --------  --------  --------



Net revenues:
  License............................................ $ 91,473  $ 95,819  $107,568
  Maintenance........................................   83,557    97,735   102,241
  Services...........................................   33,337    30,520    26,254
                                                      --------  --------  --------
Net revenues.........................................  208,367   224,074   236,063
Operating expenses:
  Cost of license and maintenance revenues...........   14,359    14,642    16,381
  Cost of license and maintenance
     revenues -- software write-offs.................    1,961       --        --
  Sales, marketing and services......................  123,454   129,987   117,872
  Research and development...........................   44,167    47,765    45,418
  General and administrative.........................   17,773    24,813    28,217
  Provision for doubtful accounts....................      421       291       151
  Special general and administrative charges.........    6,104       --        --
                                                      --------  --------  --------
Operating expenses...................................  208,239   217,498   208,039
                                                      --------  --------  --------
Operating income.....................................      128     6,576    28,024
                                                      --------  --------  --------
Other income (expense):
  Net interest and investment income.................      (42)     (282)      161
  Gain on divestiture of Sigma-series product line...    8,577        82     1,000
  Other..............................................    1,798     1,680    (2,013)
                                                      --------  --------  --------
Other income (expense)...............................   10,333     1,480      (852)
                                                      --------  --------  --------
Income before income taxes...........................   10,461     8,056    27,172
Income tax expense...................................    1,147     2,513    11,080
                                                      --------  --------  --------
Net income........................................... $  9,314  $  5,543  $ 16,092
                                                      ========  ========  ========
Basic net income per share........................... $   0.54  $   0.31  $   0.88
                                                      ========  ========  ========
Diluted net income per share......................... $   0.53  $   0.31  $   0.85
                                                      ========  ========  ========
Shares used in computing basic net income per share..   17,351    17,671    18,228
                                                      ========  ========  ========
Shares used in computing diluted net income per
  share..............................................   17,562    17,884    18,880
                                                      ========  ========  ========




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                          YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                          2003     2004     2005
                                                         ------  -------  -------



Net income.............................................. $9,314  $ 5,543  $16,092
Other comprehensive loss:
  Foreign currency translation adjustment...............   (720)  (1,242)  (1,602)
                                                         ------  -------  -------
Comprehensive income.................................... $8,594  $ 4,301  $14,490
                                                         ======  =======  =======




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         YEAR ENDED DECEMBER 31,
                                                      ----------------------------
                                                        2003      2004      2005
                                                      --------  --------  --------



Common stock, $.01 par value:
  Balance at beginning of period..................... $    172  $    173  $    177
  Sale of 31,054, 23,271 and 8,270 shares of common
     stock to the Employee Stock Purchase Plans in
     2003, 2004 and 2005, respectively...............      --        --        --
  Exercise of stock options..........................        1         4        10
                                                      --------  --------  --------
  Balance at end of period...........................      173       177       187
                                                      --------  --------  --------
Additional paid-in capital:
  Balance at beginning of period.....................  139,391   148,202   152,477
  Sale of 31,054, 23,271 and 8,270 shares of common
     stock to the Employee Stock Purchase Plans in
     2003, 2004 and 2005, respectively...............      396       392       112
  Reclassification of 158,228 shares of common stock
     issued to AOL from temporary equity.............    3,296       --        --
  Issuance of 291,828 shares of common stock to AOL
     for survey services.............................    3,000       --        --
  Exercise of 186,480, 267,623 and 1,010,635 stock
     options in 2003, 2004 and 2005, respectively....    1,810     3,749    17,422
  Net issuance of 78,200 restricted share units......      --        --      1,428
  Income tax benefit related to stock options........      309       134     2,749
                                                      --------  --------  --------
  Balance at end of period...........................  148,202   152,477   174,188
                                                      --------  --------  --------
Deferred compensation:
  Balance at beginning of period.....................     (625)     (385)     (145)
  Net issuance of 78,200 restricted share units......      --        --     (1,428)
  Amortization of deferred compensation..............      240       240       504
                                                      --------  --------  --------
  Balance at end of period...........................     (385)     (145)   (1,069)
                                                      --------  --------  --------
Accumulated other comprehensive loss:
  Balance at beginning of period.....................   (5,856)   (6,576)   (7,818)
  Foreign currency translation adjustment............     (720)   (1,242)   (1,602)
                                                      --------  --------  --------
  Balance at end of period...........................   (6,576)   (7,818)   (9,420)
                                                      --------  --------  --------
Accumulated deficit:
  Balance at beginning of period.....................  (31,089)  (21,775)  (16,232)
  Net income.........................................    9,314     5,543    16,092
                                                      --------  --------  --------
  Balance at end of period...........................  (21,775)  (16,232)     (140)
                                                      --------  --------  --------
Total stockholders' equity........................... $119,639  $128,459  $163,746
                                                      ========  ========  ========




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                         YEAR ENDED DECEMBER 31,
                                                       ---------------------------
                                                         2003     2004      2005
                                                       -------  --------  --------



Cash flows from operating activities:
  Net income.......................................... $ 9,314  $  5,543  $ 16,092
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization....................  15,791    16,405    16,948
     Deferred income taxes............................   1,891   (11,190)   (1,711)
     Tax benefit from stock option exercises..........     309       134     2,749
     Gain on sale of product line.....................  (8,577)      (82)   (1,000)
     Write-off of software to cost of revenues........   2,147       --        --
     Write-off of internal use software and acquired
       technology.....................................   4,447     1,505       --
     Non-cash survey services expense (recoveries)....   1,312    (1,125)      --
     Gain from property disposal......................     --       (771)      --
     Changes in assets and liabilities, net of effects
       of acquisitions:
       Accounts receivable............................   3,396       969     3,984
       Inventories....................................     726       691      (125)
       Prepaid and other assets.......................   3,423      (236)     (147)
       Accounts payable...............................  (5,292)   (1,253)    3,841
       Accrued expenses...............................  (7,484)     (423)   (1,488)
       Income taxes...................................  (6,755)      835     3,991
       Deferred revenue...............................   5,872     1,747     5,916
  Other, net..........................................   1,689      (415)    2,459
                                                       -------  --------  --------
Net cash provided by operating activities.............  22,209    12,334    51,509
                                                       -------  --------  --------
Cash flows from investing activities:
  Capital expenditures................................  (2,573)   (5,477)   (7,543)
  Capitalized software development costs..............  (9,610)   (9,208)   (9,021)
  Purchase of business and intangibles................  (1,000)      --       (780)
  Repurchase of common stock issued for acquisition...     --     (5,421)      --
  Proceeds from the divestiture of Sigma-series
     product line.....................................   9,000     3,000     1,000
  Proceeds from property disposal.....................     --      2,633       --
  Other investing activities..........................     --        187       --
                                                       -------  --------  --------
Net cash used in investing activities.................  (4,183)  (14,286)  (16,344)
                                                       -------  --------  --------
Cash flows from financing activities:
  Net repayments under line-of-credit agreements......     (49)   (2,570)   (2,509)
  Proceeds from issuance of common stock..............   2,207     4,145    17,544
                                                       -------  --------  --------
Net cash provided by financing activities.............   2,158     1,575    15,035
                                                       -------  --------  --------
Effect of exchange rates on cash......................   1,427     1,383    (2,899)
                                                       -------  --------  --------
Net change in cash and cash equivalents...............  21,611     1,006    47,301
Cash and cash equivalents at beginning of period......  14,490    36,101    37,107
                                                       -------  --------  --------
Cash and cash equivalents at end of period............ $36,101  $ 37,107  $ 84,408
                                                       =======  ========  ========
Supplemental disclosures of cash flow information:
  Interest paid....................................... $   801  $    723  $    691
  Income taxes paid...................................   7,478    14,974     8,546
  Cash received from income tax refunds...............   3,139     2,307     4,496
  Supplemental disclosures of noncash investing
     activities:
     Issuance of common stock for acquisitions........   5,311       --        --
     Receipt of note receivable in divestiture of
       Sigma-series product line......................  (3,000)      --        --



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

     The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates during the period. The gains or losses resulting from such translation are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in "other income and expense" in the consolidated statements of income.

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

     Revenues from fixed-price service contracts, where consulting services are essential to the functionality of the software or services are provided separately, are recognized using the percentage-of-completion method, under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, of contract accounting as services are performed to develop, customize and install the Company's software products. The percentage completed is measured by the percentage of labor hours incurred to date in relation to estimated total labor hours for each contract. Management considers labor hours to be the best available measure of progress on these contracts.

     SPSS enters into arrangements which may consist of the sale of: (a) licenses of the Company's software, (b) professional services and maintenance or
(c) various combinations of each element. Revenues are recognized based on the residual method under SOP 98-9, a modification of SOP 97-2 "Software Revenue Recognition", when an agreement has been signed by both parties, delivery of the product has occurred, the fees are fixed or determinable, collection of the fees is probable and no other significant obligations remain. Historically, the Company has not experienced significant returns or offered exchanges of its products.

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

     If an element of the license agreement has not been delivered, revenue for the element is deferred based on its vendor-specific objective evidence of fair value. (If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered). If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

     SPSS offers: (a) annual licenses with maintenance renewable annually, (b) perpetual licenses with both annual and multi-year maintenance, and (c) multi-year licenses with multi-year maintenance. Vendor-specific objective evidence
(VSOE) of fair value of maintenance does not exist for annual licenses with one year of maintenance. Vendor-specific objective evidence of fair value of maintenance for perpetual licenses with annual maintenance is based on the price the customer is required to pay for maintenance when sold separately. In certain countries where SPSS operates, vendor-specific objective evidence of fair value of maintenance for perpetual licenses with annual maintenance is based on a stated renewal rate for maintenance. Vendor-specific objective evidence of fair value of maintenance is not determinable for perpetual and multi-year arrangements with multi-year maintenance in certain countries where SPSS operates. For these types of arrangements, where there are stated renewal rates and they are substantive, VSOE exists. If VSOE does not exist, the entire fee is deferred and recognized ratably over the term of the arrangement as license revenue.

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

     For each type of license, postcontract customer support (maintenance) is offered. Under perpetual licenses, it is the customer's option to renew maintenance each year. Under an annual or multi-year license, the customer must renew the license and maintenance to continue to use the software. In both cases, SPSS contacts the customer two months before the scheduled renewal date to determine the customer's renewal intentions. If the customer indicates that it intends to renew the license, the Company will issue a new invoice. In some cases, customers ultimately cancel a license even though they initially indicated a willingness to renew. These cancellations are tracked in a 12-month rolling average to determine the cancellation percentage that SPSS will accrue as its cancellation allowance.

  ADVERTISING EXPENSE

     Advertising expenses are charged to operations during the year in which they are incurred. The total amount of advertising expenses charged to operations was $2.6 million, $2.2 million and $1.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

  EARNINGS PER SHARE

     Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of contingently issuable shares and stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows (in thousands):


                                                      2003    2004    2005
                                                     ------  ------  ------



Basic weighted average common shares outstanding.... 17,351  17,671  18,228
Dilutive effect of stock options and contingently
  issuable shares...................................    211     213     652
                                                     ------  ------  ------
Diluted weighted average common shares outstanding.. 17,562  17,884  18,880
                                                     ======  ======  ======



     Anti-dilutive shares not included in the diluted EPS calculation for 2003, 2004 and 2005 were 1.4 million, 1.1 million and 0.3 million, respectively.

  DEPRECIATION AND AMORTIZATION

     Depreciation is recorded using the straight-line method. The estimated useful lives used in the computation of depreciation of tangible assets are as follows:




Furniture, fixtures, and office equipment....... 3-8 years
Computer equipment and software................. 3-7 years
Leasehold improvements.......................... 3-15 years or lease term if shorter


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

  SOFTWARE DEVELOPMENT COSTS

     Software development costs incurred by SPSS in connection with the Company's long-term development projects are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." SPSS has not capitalized software development costs relating to development projects where the net realizable value is immaterial and the time between technological feasibility and release is of short duration. Product enhancement costs are capitalized when technological feasibility has been established. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value. See additional discussion at Note 4.

     SPSS applies Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. See additional discussion at note 3.

  STOCK OPTION PLANS

     The Company maintains one active stock incentive plan that is flexible and allows various forms of equity incentives to be issued under it. See Note 15 for additional information regarding this plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In prior years, the Company has recognized compensation cost for restricted stock issued to employees. No compensation is recognized for stock option grants to employees. All options granted under the Company plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

     The Company recognizes compensation cost for restricted stock and restricted share units issued to employees. No compensation is recognized for stock option grants to employees. During 2005, the Company issued 78 thousand restricted share units to employees. As a result of this issuance, the market value of the restricted share units was recorded as deferred compensation of $1.4 million and is being charged to compensation expense over the respective vesting period. The expense related to any restricted share units that are cancelled is netted against the related expense. All options granted under the stock incentive plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands).


                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                   -------------------------
                                                     2003     2004     2005
                                                   -------  -------  -------



Net income, as reported........................... $ 9,314  $ 5,543  $16,092
Add:
  Stock-based employee compensation cost, net of
     related tax, included in net income, as
     reported.....................................      59       60      281
Deduct:
  Total stock-based employee compensation expense
     determined under the fair value based method
     for all awards, net of related taxes.........  (5,120)  (4,195)  (2,536)
                                                   -------  -------  -------
Pro forma net income.............................. $ 4,253  $ 1,408  $13,837
                                                   =======  =======  =======
Income per share:
  Basic -- as reported............................ $  0.54  $  0.31  $  0.88
  Basic -- pro forma.............................. $  0.25  $  0.08  $  0.76
  Diluted -- as reported.......................... $  0.53  $  0.31  $  0.85
  Diluted -- pro forma............................ $  0.24  $  0.08  $  0.73


     Under the stock option plan, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123 for option grants, the fair value of each grant or purchase right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2003, 2004 and 2005: no expected dividend yield; expected volatility of 39% in 2003, 38% in 2004 and 37% in 2005; risk-free interest rates ranging from 3.53%-4.49% in 2003, 4.09%-4.71% in 2004 and 4.06%-4.21% in 2005, and expected lives of 4-8 years for all years.

     For purposes of calculating the compensation costs consistent with SFAS No. 123 for employee stock purchase plan purchase rights, the fair value of each purchase right is estimated on the date the purchase right is issued using the Black-Scholes option-pricing model with the following weighted-average assumptions for purchase rights in fiscal 2003, 2004 and 2005: no expected dividend yield; expected volatility ranging from 38%-39% in 2003, 37%-38% in 2004 and 37%-38% in 2005; risk-free interest rates ranging from 0.89%-1.14% in 2003, 0.95%-1.71% in 2004 and 3.30%-3.40% in 2005, and an expected life of 3 months for years prior to 2005 and 6 months for 2005.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of three months or less. As of December 31, 2005, the Company had $13.0 million invested in an overnight investment in the form of commercial paper.

  CONCENTRATION OF CREDIT RISK

     The Company places temporary cash investments with institutions of high credit quality. The Company has a broad customer base doing business in all regions of the United States as well as other areas of North America, Europe and the Pacific Rim. At December 31, 2004 and 2005, the Company had approximately $37.1 million and $84.4 million, respectively, on deposit with financial institutions. Of those amounts, approximately $27.5 million and $53.4 million of cash was held outside of North America at December 31, 2004 and 2005, respectively. Of the cash held on deposit, essentially all of the cash balance was in excess of amounts insured by the Federal Deposit Insurance Corporation or other foreign provided bank insurance. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

  ACCOUNTS RECEIVABLE

     The Company's accounts receivable are primarily due from entities in the government, academic and commercial sectors. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness, as determined by the Company's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified.

  INVENTORIES

     Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost. See additional discussion at note 3.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company reviews its goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Identifiable intangible assets are amortized over a seven to ten year period using the straight-line method. SFAS No. 142 requires the Company to perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of an asset may be below its carrying amount. SPSS performed an impairment test in the fourth quarter of 2004 and 2005 and no impairment was required to be recognized upon completion of these tests.

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

  OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no significant off-balance sheet arrangements at December 31, 2005.

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

     On December 21, 2004, the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company's tax return beginning in 2005. The Company believes that the impact will not be material.

     On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" was issued. FSP FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP FAS 109-2 was effective upon issuance. The effects of the repatriation provision in 2005 was not significant to SPSS.

     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     - Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

     - Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. The Company expects to adopt this new standard on January 1, 2006, using the modified prospective method.

     The Company expects that the adoption of SFAS 123(R) will have the following effect for stock options outstanding as of December 31, 2005 (in thousands):


YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                         ------



2006............................................................ $2,768
2007............................................................  2,055
2008............................................................    899
2009............................................................     79
                                                                 ------
Total estimated stock-based compensation expense over the
  remaining vesting period...................................... $5,801
                                                                 ======



     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from how it would have been reported under prior accounting rules.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method. As a consequence, the Company generally does not recognize any compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement 123(R)'s fair value method will have no adverse impact on the Company's balance sheet or total cash flows, it will affect the Company's net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model used to value future share-based payments to employees and estimated forfeiture rates. See Stock Option Plans, above, for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123.

     In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will be effective in the first quarter of fiscal year 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary.

(2) DOMESTIC AND FOREIGN OPERATIONS

     The net assets, net revenues and net income of international subsidiaries as of and for the years ended December 31, 2003, 2004 and 2005 included in the consolidated financial statements are summarized as follows (in thousands):


                                                        DECEMBER 31,
                                                ----------------------------
                                                  2003      2004      2005
                                                --------  --------  --------



Working capital................................ $  1,413  $  7,175  $ 31,256
                                                ========  ========  ========
Excess of noncurrent assets over noncurrent
  liabilities.................................. $ 17,071  $ 16,995  $ 16,007
                                                ========  ========  ========
Net revenues................................... $105,883  $122,409  $133,288
                                                ========  ========  ========
Net income..................................... $  4,191  $ 13,200  $ 23,077
                                                ========  ========  ========



     Net revenues per geographic region, attributed to countries based upon point of sale, are summarized as follows (in thousands):


                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                  2003      2004      2005
                                                --------  --------  --------



United States.................................. $102,484  $101,665  $102,775
                                                --------  --------  --------
United Kingdom.................................   28,584    31,701    31,911
The Netherlands................................   18,982    21,943    27,411
Other..........................................   32,826    37,297    39,321
                                                --------  --------  --------
  Total Europe.................................   80,392    90,941    98,643
                                                --------  --------  --------
Japan..........................................   18,608    21,032    22,416
Other..........................................    6,883    10,436    12,229
                                                --------  --------  --------
  Total Pacific Rim............................   25,491    31,468    34,645
                                                --------  --------  --------
Total International............................  105,883   122,409   133,288
                                                --------  --------  --------
     Total..................................... $208,367  $224,074  $236,063
                                                ========  ========  ========


     Long-lived assets, excluding long-term deferred tax assets, per geographic region are summarized as follows (in thousands):


                                                           DECEMBER 31,
                                                         ----------------
                                                           2004     2005
                                                         -------  -------



United States........................................... $80,039  $78,783
                                                         -------  -------
United Kingdom..........................................   3,774    5,083
The Netherlands.........................................   9,291    8,570
Other...................................................   1,426      836
                                                         -------  -------
  Total Europe..........................................  14,491   14,489
                                                         -------  -------
Japan...................................................   2,027    1,806
Other...................................................     190      182
                                                         -------  -------
  Total Pacific Rim.....................................   2,217    1,988
                                                         -------  -------
Total International.....................................  16,708   16,477
                                                         -------  -------
       Total............................................ $96,747  $95,260
                                                         =======  =======



(3) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):


                                                           DECEMBER 31,
                                                        ------------------
                                                          2004      2005
                                                        --------  --------



Property, equipment and leasehold improvements, at
  cost:
Furniture, fixtures, and office equipment.............. $ 15,934  $ 15,332
Computer equipment and software........................   68,218    68,840
Leasehold improvements.................................   13,331    14,936
                                                        --------  --------
Balance, cost -- end of year...........................   97,483    99,108
Less accumulated depreciation and amortization.........  (76,003)  (78,667)
                                                        --------  --------
Balance, net -- end of year............................ $ 21,480  $ 20,441
                                                        ========  ========



     Activity in property, equipment and leasehold improvements is summarized as follows (in thousands):


                                                           DECEMBER 31,
                                                         ----------------
                                                           2004     2005
                                                         -------  -------



Balance, net -- beginning of year....................... $27,771  $21,480
Additions...............................................   5,477    7,543
Disposals...............................................  (1,862)     --
Depreciation expense....................................  (8,361)  (8,040)
Write-off of internal use software and acquired
  technology............................................  (1,505)     --
Translation.............................................     (40)    (542)
                                                         -------  -------
Balance, net -- end of year............................. $21,480  $20,441
                                                         =======  =======



     During 2003, 2004 and 2005, SPSS recorded depreciation expense of $8.1 million, $8.4 million and $8.0 million, respectively, as a component of operating expenses.

     During 2003, 2004 and 2005, SPSS capitalized $1.1 million, $0.8 million and $0.4 million, respectively, and amortized $0.6 million, $1.4 million and $1.2 million, respectively, of internal-use computer software.

     During 2004, the Company determined that approximately $1.5 million of computer equipment and software no longer had continuing value, and was written off in the consolidated financial statements. Additionally, in 2004, the Company sold property that previously held the SPSS Limited Quantime offices in London, England. The property was sold for total proceeds of $2.6 million and the Company recognized a gain on the sale of $0.8 million.

     During 2005, the Company identified approximately $0.3 million of furniture, fixtures and office equipment, $2.1 million of computer equipment and software, and $0.5 million of leasehold improvements that were no longer in use, and had been fully depreciated. Accordingly, these amounts were removed from the property, equipment and leasehold improvements cost balances during 2005 with an offsetting charge to accumulated depreciation and amortization.

(4) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

     The components of net capitalized software are summarized as follows (in thousands):


                                                           DECEMBER 31,
                                                        ------------------
                                                          2004      2005
                                                        --------  --------



Product translations................................... $  8,920  $  9,898
Acquired software technology...........................   14,649    11,967
Capitalized software development costs.................   39,347    37,214
                                                        --------  --------
Balance, cost -- end of year...........................   62,916    59,079
Accumulated amortization...............................  (34,738)  (30,557)
                                                        --------  --------
Balance, net -- end of year............................ $ 28,178  $ 28,522
                                                        ========  ========



     Activity in capitalized software is summarized as follows (in thousands):


                                                           DECEMBER 31,
                                                         ----------------
                                                           2004     2005
                                                         -------  -------



Balance, net -- beginning of year....................... $26,826  $28,178
Additions...............................................   9,208    9,021
Other...................................................     (50)     --
Amortization expense charged to cost of license and
  maintenance revenues..................................  (7,806)  (8,677)
                                                         -------  -------
Balance, net -- end of year............................. $28,178  $28,522
                                                         =======  =======



     During 2003, 2004 and 2005, SPSS recorded amortization expense of $7.6 million, $7.8 million and $8.7 million, respectively, charged to cost of license and maintenance revenues.

     Total software development expenditures, including amounts expensed as incurred, amounted to approximately $53.8 million, $57.0 million and $54.4 million for the years ended December 31, 2003, 2004 and 2005, respectively.

     The following table presents the estimated future amortization expense for acquired software technology (in thousands):



For the year ended December 31, 2006...........................    $1,613
For the year ended December 31, 2007...........................     1,015
For the year ended December 31, 2008...........................       791
For the year ended December 31, 2009...........................       218
For the year ended December 31, 2010...........................        29


     During 2005, the Company identified approximately $3.3 million of acquired software technology and $10.0 million of capitalized software development costs that were fully amortized on versions of the Company's software products no longer in use. Accordingly, these amounts were removed from the capitalized software balances during 2005 with an offsetting charge to accumulated amortization.

(5) GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible asset data are as follows (in thousands):


                                                         DECEMBER 31,
                                        ----------------------------------------------
                                                 2004                    2005
                                        ----------------------  ----------------------
                                          GROSS                   GROSS
                                        CARRYING   ACCUMULATED  CARRYING   ACCUMULATED
                                         AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION
                                        --------  ------------  --------  ------------



Amortizable intangible assets:
  Other intangible assets -- Customer
     relationships.....................  $ 1,522      $(231)     $ 2,102      $(422)
  Other intangible
     assets -- Trademarks..............      400       (240)         400       (280)
Unamortizable intangible assets:
  Other intangible assets..............    1,827                   1,827
Goodwill...............................   42,197                  41,207
Aggregate amortization expense:
  For the year ended December 31,
     2005..............................                              231
Estimated amortization expense:
  For the year ended December 31,
     2006..............................                              309
  For the year ended December 31,
     2007..............................                              309
  For the year ended December 31,
     2008..............................                              309
  For the year ended December 31,
     2009..............................                              269
  For the year ended December 31,
     2010..............................                              269


     The aggregate amortization expense for the years ended December 31, 2003, 2004 and 2005 was $0.1 million, $0.2 million and $0.2 million, respectively.

     The following tables present the changes in the carrying amount of goodwill and other intangibles as of December 31, 2004 and December 31, 2005 (in thousands):


                                                           DECEMBER 31, 2004
                                                         ---------------------
                                                         GOODWILL  INTANGIBLES
                                                         --------  -----------



Balance at beginning of year............................  $42,253     $3,380
Amortization expense....................................      --        (238)
Adjustments to previously recorded goodwill.............     (554)       --
Translation.............................................      498        136
                                                          -------     ------
Balance at end of year..................................  $42,197     $3,278
                                                          =======     ======





                                                           DECEMBER 31, 2005
                                                         ---------------------
                                                         GOODWILL  INTANGIBLES
                                                         --------  -----------



Balance at beginning of year............................  $42,197     $3,278
Amortization expense....................................      --        (231)
Intangibles acquired....................................      --         780
Translation.............................................     (990)      (200)
                                                          -------     ------
Balance at end of year..................................  $41,207     $3,627
                                                          =======     ======


(6) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31 (in thousands):


                                                   2004    2005   USEFUL LIVES
                                                  ------  ------  ------------



Trademarks....................................... $  400  $  400     10 years
Customer relationships...........................  1,522   2,102   7-10 years
                                                  ------  ------
                                                   1,922   2,502
Less accumulated amortization....................   (471)   (702)
                                                  ------  ------
                                                   1,451   1,800
Unamortizable trademarks.........................  1,827   1,827   Indefinite
                                                  ------  ------
Total intangible assets, net..................... $3,278  $3,627
                                                  ======  ======



(7) ACQUISITIONS AND DIVESTURES

  ACQUISITIONS

  Data Distilleries B.V.

     On November 4, 2003, SPSS, through SPSS International B.V., its wholly owned subsidiary, acquired Data Distilleries B.V., a Netherlands-based developer of analytic applications. The terms and conditions of the acquisition are specified in a Stock Purchase Agreement, by and among SPSS, SPSS International B.V. and the owners of all of the issued and outstanding shares of the capital stock of Data Distilleries. The aggregate purchase price for all of the issued and outstanding capital stock of Data Distilleries consists of guaranteed and contingent payments. The guaranteed portion of the purchase price was paid at closing and consisted of a payment of $1.0 million in cash and 282 thousand shares of SPSS common stock valued at $5.3 million for purposes of this transaction. The contingent portion of the purchase price was required to be paid, if at all, at the end of the first and second years following the closing. The Company's obligation to make the contingent payments depended on the achievement of certain growth targets for license and maintenance revenues from the Data Distilleries applications. SPSS was not required to make any contingent payments to the former owners of Data Distilleries during 2004 or 2005 because these growth targets were not met in 2004 or 2005.

     In connection with the Data Distilleries transaction, SPSS incurred an estimated $1.8 million in transaction fees, including legal, valuation and accounting fees. The purchase price of $6.3 million has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. The results of operations of Data Distilleries are included in the Consolidated Statements of Operations from the date of the acquisition.

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

     Under the terms of the November 4, 2003 Stock Purchase Agreement with Data Distilleries, the Company was obligated to file a Registration Statement on Form S-3 to register the potential resale of the 282 thousand shares issued to Data Distilleries shareholders in the transaction. This contingent obligation required the Company to classify the common stock as temporary equity labeled "Common Stock Subject to Repurchase" at December 31, 2003. Because the Company's Annual Report on Form 10-K for fiscal year 2003 was not timely filed, SPSS became ineligible to use Form S-3 and was not able to register the shares by the required April 2004 filing date. The Company fulfilled its obligation under the Stock Purchase Agreement by repurchasing from each former Data Distilleries shareholder the number of shares of SPSS common stock received by such shareholder in connection with this transaction. During April 2004, SPSS notified the former shareholders of the Company's inability to properly register these shares and through June 30, 2004, the Company repurchased all 282 thousand shares at a cost of $5.4 million.

  SPSS Belgium BVBA/AMARA

     During 2005, the Company reached a final agreement to terminate the agreement with its Belgium distributor in efforts to further improve the operating performance in Belgium. The agreement was reached for the Company to purchase the existing Belgium customer base. The Company integrated the business operations for the SPSS software previously sold under the Distribution Agreement into its existing Belgium office. The result of this transaction was a $0.8 million addition to intangible assets, with a useful life of ten years.

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

     The $9.0 million payment made by Systat to SPSS on December 29, 2003 included the initial $6.0 million license fee and $3.0 million in consideration of the related assets. Systat was obligated to make, and remitted, additional license payments in the aggregate amount of $3.0 million in 2004. A final license payment of $1.0 million was made in 2005.

     The distribution license and sale of the related assets of the Sigma-series product line was accounted for as a divestiture of a business. The sale resulted in a gain of $8.6 million during 2003. In addition to the net book value of the assets sold, goodwill was reduced by $1.0 million to reflect the estimated goodwill allocated to this business. During 2004, SPSS recorded a $0.1 million adjustment to reduce certain professional fee accruals associated with this transaction. During 2005, SPSS recorded an additional gain of $1.0 million related to the final license payment made, as noted above.

(8) COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

     The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 2005 (in thousands):


YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                        -------



2006........................................................... $11,396
2007...........................................................   8,361
2008...........................................................   7,020
2009...........................................................   6,430
2010...........................................................   6,029
Thereafter.....................................................   8,291
                                                                -------
Total operating lease obligation............................... $47,527
                                                                =======


     Rent expense related to operating leases was approximately $13.4 million, $14.4 million and $12.6 million during the years ended December 31, 2003, 2004 and 2005, respectively.

  HYPERION SOLUTIONS

     Through its strategic relationship with Hyperion Solutions, SPSS has rights to distribute the Essbase/400 software while Hyperion Solutions maintains limited distribution rights. Essbase/400 enables SPSS to reach a broader customer base, including users of multidimensional analyses, and offers the Company new partnering opportunities. The Company entered into the agreement on November 5, 2004.

  BANTA GLOBAL TURNKEY

     Banta Global Turnkey manufactures, packages and distributes the Company's software products in the United States and multiple international locations. This arrangement ensures speed and efficiency in the manufacturing, order fulfillment and delivery of SPSS products. Specifically, Banta performs diskette and CD-ROM duplication, documentation printing, packaging, warehousing, fulfillment and shipping of SPSS products. SPSS believes that, because of the capacity of Banta's third-party distribution centers and their around-the-clock operation, SPSS can easily adapt to peak period demand, quickly manufacture new products for distribution, and effectively respond to anticipated sales volumes. Banta has provided these services to SPSS since 1997, and SPSS and Banta amended and renewed their distribution agreement in January 2006. The agreement with Banta has a three-year term and automatically renews thereafter for successive one-year periods. Either party may terminate the agreement for cause if the other party materially breaches its obligations.

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

     SPSS, Jack Noonan, SPSS's President and Chief Executive Officer and Edward Hamburg, SPSS's former Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois on or about May 14, 2004. The lawsuit was filed under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04 CH 03427. The lawsuit was amended on September 30, 2004 and KMPG LLP, SPSS's former auditor, was added as a defendant. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint further alleged that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint sought to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On May 10, 2005, the United States District Court for the Northern District of Illinois dismissed the plaintiffs' case for failure to state a claim upon which relief may be granted, without prejudice, and granted the plaintiffs leave to file an amended complaint. On June 24, 2005, the

Lead Plaintiff filed a second amended complaint which realleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks the same relief as the original complaint. The second amended complaint realleges many of the same factual bases for the claims as were set forth in the first amended complaint that was dismissed by the court. In addition, an additional plaintiff, AFCO, LP, has been added, and the second amended complaint has dropped the claims against KPMG LLP. On August 26, 2005, SPSS, Mr. Noonan and Dr. Hamburg filed a motion to dismiss the second amended complaint. On November 2, 2005, the Lead Plaintiff filed a memorandum in opposition to the motion to dismiss the second amended complaint filed by SPSS, Mr. Noonan and Dr. Hamburg. On November 30, 2005, SPSS, Mr. Noonan and Dr. Hamburg filed a reply memorandum in support of their motion to dismiss. SPSS, Mr. Noonan and Dr. Hamburg believe that the suit is without merit and intend to defend vigorously against the allegations contained in the second amended complaint.

(9) OTHER ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

     Other accrued liabilities and other noncurrent liabilities consist of the following at December 31 (in thousands):


                                                           2004     2005
                                                         -------  -------



Other Accrued Liabilities
Payroll................................................. $ 7,882  $ 8,576
Rent....................................................   3,603    3,831
Customer advances.......................................   2,171    2,084
Royalties...............................................   1,487    1,711
Professional fees.......................................     904      320
Other accrued expenses..................................   7,710    4,580
                                                         -------  -------
Total other accrued liabilities......................... $23,757  $21,102
                                                         =======  =======
Other Noncurrent Liabilities
Deferred revenue........................................ $   550  $   546
Other noncurrent liabilities............................     431       --
                                                         -------  -------
Total other noncurrent liabilities...................... $   981  $   546
                                                         =======  =======



(10) FINANCING ARRANGEMENTS

     On March 31, 2003, SPSS entered into a four (4) year, $25.0 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10.0 million, two revolving lines of credit and a letters of credit facility not to exceed $3.0 million. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3.5 million provided that no event of default exists. As of December 31, 2005, the Company had availability of $5.9 million under the revolving lines of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future interest rate reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down the term loan of $10.0 million in equal annual installments over the scheduled four (4) year repayment period. At December 31, 2005, SPSS had $3.4 million outstanding under its line of credit with Foothill, including $2.5 million classified as current notes payable and the face amount of letters of credit issued and outstanding under the existing credit facility totaled approximately $0.9 million.

     The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. The Company was in compliance with all covenants as of December 31, 2005.

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

(11) OTHER INCOME

     Other income consists of the following (in thousands):


                                                    YEAR ENDED DECEMBER 31,
                                                   ------------------------
                                                     2003    2004     2005
                                                   -------  ------  -------



Interest and investment income.................... $   891  $  485  $   990
Interest expense..................................    (933)   (767)    (829)
                                                   -------  ------  -------
Net interest and investment income (expense)......     (42)   (282)     161
                                                   -------  ------  -------
Gain on divestiture of Sigma-series product line..   8,577      82    1,000
Exchange gain (loss) on foreign currency
  transactions....................................   1,770     896   (2,013)
International research and development credit.....     --      976      --
Write-down in e-Intelligence investment...........     --     (217)     --
Other.............................................      28      25      --
                                                   -------  ------  -------
Other, net........................................   1,798   1,680   (2,013)
                                                   -------  ------  -------
Total other income (expense)...................... $10,333  $1,480  $  (852)
                                                   =======  ======  =======



     As noted above, the Company recognized a gain of $8.6 million on the divestiture of the Sigma-series product line during the year ended December 31, 2003. During 2004, SPSS recorded an adjustment to reduce certain professional fee accruals associated with this transaction. See additional discussion in Note
7. During 2005, SPSS recognized income of $1.0 million related to the final payment from Cranes related to the divestiture of the Sigma-series product line.

(12) SPECIAL GENERAL AND ADMINISTRATIVE CHARGES, AND MERGER-RELATED COSTS

     Special general and administrative charges were $6.1 million in 2003, or 4% of net revenues. Special general and administrative charges in 2003 included a write-off of $4.4 million due to the termination of the Company's Siebel CRM software implementation and $1.7 million of severance, bonus and travel costs primarily related to the Data Distilleries acquisition.

     As of December 31, 2004, the Company had approximately $27 thousand in liabilities remaining which were all paid during the year ended December 31, 2005.

(13) INCOME TAXES

     Income before income taxes and minority interest consists of the following (in thousands):


                                                    YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                    2003     2004      2005
                                                  -------  --------  -------



Domestic......................................... $ 3,126  $(11,764) $(2,120)
Foreign..........................................   7,335    19,820   29,292
                                                  -------  --------  -------
Pretax income.................................... $10,461  $  8,056  $27,172
                                                  =======  ========  =======



     Income tax expense (benefit) consists of the following (in thousands):


                                                   CURRENT  DEFERRED   TOTAL
                                                   -------  --------  -------



Year ended December 31, 2003 U.S. Federal......... $(8,018)  $ 5,371  $(2,647)
  State...........................................    (668)    1,318      650
  Foreign.........................................   7,942    (4,798)   3,144
                                                   -------   -------  -------
  Income tax expense (benefit).................... $  (744)  $ 1,891  $ 1,147
                                                   =======   =======  =======
Year ended December 31, 2004 U.S. Federal......... $    96   $(3,231) $(3,135)
  State...........................................     --       (972)    (972)
  Foreign.........................................   5,755       865    6,620
                                                   -------   -------  -------
  Income tax expense (benefit).................... $ 5,851   $(3,338) $ 2,513
                                                   =======   =======  =======
Year ended December 31, 2005 U.S. Federal......... $ 3,559   $ 1,980  $ 5,539
  State...........................................      77      (751)    (674)
  Foreign.........................................   8,194    (1,979)   6,215
                                                   -------   -------  -------
  Income tax expense (benefit).................... $11,830   $  (750) $11,080
                                                   =======   =======  =======



     For the years ended December 31, 2003, 2004 and 2005, the reconciliation of the statutory Federal income tax rate of 34%, 34%, and 35% to the Company's effective tax rate is as follows (in thousands):


                                                    YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                    2003     2004     2005
                                                  -------  -------  --------



Statutory Federal income tax rate................      34%      34%       35%
                                                  -------  -------  --------
Income taxes using the Federal statutory rate.... $ 3,556  $ 2,739  $  9,510
State income taxes, net of Federal tax benefit...     389     (641)     (438)
Foreign taxes at net rates different from U.S.
  Federal rates..................................     (75)    (855)   (3,074)
Foreign tax credit...............................  (1,018)    (204)  (17,007)
Net operating loss...............................     --       --     13,664
Deemed income from foreign operations............   1,636      265     6,989
Nondeductible costs for income tax purposes......     340      271      (143)
Foreign income exclusion.........................    (165)    (544)     (160)
Prior year tax refunds...........................      --       --      (963)
Change in valuation allowance....................  (2,474)   2,590     3,677
Other, net.......................................  (1,042)  (1,108)     (975)
                                                  -------  -------  --------
Income tax expense............................... $ 1,147  $ 2,513  $ 11,080
                                                  =======  =======  ========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets/(liabilities) at December 31, 2004 and 2005, are presented below (in thousands):


                                                          2004      2005
                                                        --------  --------



Deferred revenues...................................... $ 12,571  $ 11,477
  Foreign tax credit carryforwards.....................    6,690    23,697
  Research and experimentation credit carryforwards....    3,265     3,969
  AMT credits..........................................      --        386
  Acquisition-related items............................    6,776     6,240
  Depreciation, amortization and capitalized interest..     (648)   (1,948)
  Capitalized software costs...........................   (8,114)   (8,952)
  Net operating loss carryforwards.....................   27,755    57,738
  Foreign currency loss................................   (1,875)    1,589
  Inventories..........................................       88        77
  Allowances, accruals and other.......................    2,500     3,477
                                                        --------  --------
Total gross deferred income taxes......................   49,008    97,750
  Less valuation allowance.............................  (11,277)  (59,637)
                                                        --------  --------
Net deferred income tax asset.......................... $ 37,731  $ 38,113
                                                        ========  ========
Balance sheet classification:
  Current deferred income taxes........................ $ 15,503  $  5,624
  Noncurrent deferred income tax asset.................   22,860    32,938
  Noncurrent deferred income tax liability.............     (632)     (449)
                                                        --------  --------
Net deferred income taxes.............................. $ 37,731  $ 38,113
                                                        ========  ========



     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2005. The Company has not provided a valuation allowance on the amount of deferred tax assets that it estimates will be utilized as a result of the execution of these strategies. If the future taxable income is less than the amount that has been assumed in assessing the recoverability of the deferred tax asset, then an increase in the valuation allowance will be required, with a corresponding increase to income tax expense.

     As of December 31, 2005, SPSS has a U.S. net operating loss carryforwards of approximately $101.3 million, the majority of which begins to expire in 2021. The Company has provided a valuation on $92.3 million of the U.S. net operating loss carryforwards. In addition, as of December 31, 2005, the Company has foreign net operating loss carryforwards of approximately $68.7 million against which the Company has provided a valuation allowance on $63.5 million. In 2005, the Company has reflected $43.4 million of U.S. and foreign net operating loss carryforwards and $43.4 million of related valuation allowances that are not reflected in the prior years. The disclosure of these items provides additional clarification of the Company's deferred tax position but has no impact on the current year tax calculation as the Company believes these deferred tax assets are not realizable in the current period and were not realizable in prior year's financial statements.

     During 2005, the Company adjusted its U.S. taxable income reporting related to the inclusion of foreign income. The results of the changes were that the Company's U.S. net operating loss carryforwards that were previously benefited were substantially utilized and were replaced with foreign tax credits. The changes also resulted in a larger U.S. income inclusion from foreign operations during 2005. At December 31, 2005, the

Company has foreign tax credit carryforwards of $22.4 million, which begin to expire in 2010. The Company has a valuation allowance of $5.2 million against these credits.

     As of December 31, 2005, SPSS had a Federal research and experimentation credit carryforward of approximately $3.8 million, which begins to expire in 2010. The Company has provided a valuation allowance of $0.9 million for this item at December 31, 2005.

     During 2005, the Company completed an analysis of its U.S. and foreign tax accounts including a reconciliation of its historical deferred tax balances. The adjustments identified during that process have been reflected in the current year and the net impact of the analysis had an immaterial impact on the Company's income tax provision.

     Federal income and foreign withholding taxes have not been provided on $109.3 of undistributed earnings of international subsidiaries of which $65.0 has been taxed in the United States. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2005 and prior years because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable.

(14) EMPLOYEE BENEFIT PLANS

     Qualified employees may participate in the 401(k) savings plan by contributing up to the lesser of 15% of eligible compensation or limits imposed by the U.S. Internal Revenue Code in a calendar year. SPSS makes a matching contribution for employees in the plan the entire year. SPSS made contributions of $0.4 million, $0.3 million and $0.5 million for 2003, 2004, and 2005, respectively. These matching contributions were recorded as compensation expense.

     In 1993, SPSS implemented a qualified employee stock purchase plan. The SPSS purchase plan provided that eligible employees could contribute up to 10% of their base salary per quarter toward the quarterly purchase of SPSS common stock. The employee's purchase price was 85% of the fair market value of the stock at the close of the first business day after the quarterly offering period. The total number of shares issuable under the purchase plan was 100 thousand. Effective October 2000, the plan was amended to calculate the share price as 85% of the lower of: i) the closing market price of the stock on the first trading day of the quarter, or ii) the closing market price for the stock on the last trading day after the end of the quarter. Additionally, in October 2000, a non-qualified plan was adopted by the Company's shareholders, but not utilized until 2004. During 2003, 31 thousand shares were issued under the qualified purchase plan at market prices ranging from $11.05 to $15.48. During 2004, 6 thousand shares were issued under the qualified purchase plan at a market price of $17.88. Because no additional shares were available for issuance under the qualified purchase plan, SPSS terminated the qualified purchase plan in the first quarter of 2005. During 2004, 17 thousand shares were issued under the non-qualified purchase plan at market prices ranging from $13.33 -- $18.40. During the first quarter of 2005, there were 8 thousand shares issued under the non-qualified plan with a market price of $13.54. During the first quarter of 2005, SPSS terminated the non-qualified purchase plan.

     At the annual stockholders' meeting held on June 15, 2005, the SPSS stockholders approved a new qualified employee stock purchase plan. There are 500 thousand shares of SPSS common stock authorized for issuance over the term of the stock purchase plan. The shares are offered for purchase through a series of six-month contribution periods extending from January 1 through June 30 and July 1 through December 31 of each year. The SPSS purchase plan provides that eligible employees may elect to have between 1% and 15% of their total compensation withheld and applied to the purchase of shares of SPSS common stock on the last day of each contribution period. The employee's purchase price of SPSS common stock will equal the lesser of i) 85% of the fair market value of the SPSS common stock on the first business day of the contribution period, or
ii) 85% of the fair market value of the SPSS common stock on the last business day of the contribution period. There is a maximum of 4 thousand shares that each eligible employee may purchase each contribution period. There were no shares issued under this qualified plan during 2005.

(15) STOCK COMPENSATION PLANS

  STOCK OPTION PLAN

     In June 1995, the stockholders of SPSS adopted the 1995 Equity Incentive Plan which authorized the Board of Directors, under some conditions, to grant stock options and shares of restricted stock to directors, officers, other key executives, employees and independent contractors.

     At the 1996 meeting of SPSS stockholders, the stockholders adopted the Amended and Restated 1995 Equity Incentive Plan, which was amended, among other things, to increase the shares allowed to be granted under the plan from 600 thousand to 1.1 million. At the 1998 meeting of SPSS stockholders, the stockholders adopted the Second Amended and Restated 1995 Equity Incentive Plan, which was amended, among other things, to increase the shares allowed to be granted under the plan from 1.1 million to 1.8 million. In May 1999, SPSS approved the Third Amended and Restated 1995 Equity Incentive Plan, which was amended to clarify the rules governing the treatment of attestation of shares given to SPSS for the exercise price of options.

     In May 1999, SPSS adopted the 1999 Employee Equity Incentive Plan, which authorizes the Board, under some conditions, to grant stock options and shares of restricted stock to non-executive officer employees and independent contractors of SPSS.

     In February 2001, the stockholders of SPSS adopted the 2000 Equity Incentive Plan which authorizes the Board of Directors, under some conditions, to grant stock options and shares of restricted stock to directors, officers, other key executives, employees and independent contractors. There were 500 thousand shares reserved for issuance under this plan.

     In 2002, SPSS terminated each of its existing equity incentive plans and the stockholders of SPSS adopted the 2002 Equity Incentive Plan. This plan was amended and restated in October 2004. The plan authorizes the Board of Directors to award stock options and a variety of other equity incentives to directors, executive officers, other key executives, employees and independent contractors of SPSS and any of its subsidiaries. Under this plan, there are 80 thousand shares reserved for issuance upon the exercise of option rights that qualify as incentive stock options and 2.4 million shares reserved for issuance upon the exercise of option rights that qualify as nonqualified stock options, appreciation rights or as restricted shares.

     Additional information regarding options is as follows (in thousands, except per share data):


                                            2003                2004                2005
                                     ------------------  ------------------  ------------------
                                               WEIGHTED            WEIGHTED            WEIGHTED
                                               AVERAGE             AVERAGE             AVERAGE
                                               EXERCISE            EXERCISE            EXERCISE
                                                PRICE               PRICE               PRICE
                                     OPTIONS  PER SHARE  OPTIONS  PER SHARE  OPTIONS  PER SHARE
                                     -------  ---------  -------  ---------  -------  ---------



Outstanding at beginning of year....  4,167     $19.23    4,520     $19.01     4,695    $18.87
  Granted...........................    873      15.88      773      16.78       140     17.46
  Forfeited and expired.............   (305)     20.50     (341)     19.54      (562)    20.92
  Exercised.........................   (215)      8.33     (257)     14.17    (1,010)    17.28
                                      -----     ------    -----     ------    ------    ------
Outstanding at end of year..........  4,520     $19.01    4,695     $18.87     3,263    $18.95
                                      =====     ======    =====     ======    ======    ======
Options exercisable at year end.....  2,875     $20.17    3,047     $19.93     2,309    $19.75
                                      =====     ======    =====     ======    ======    ======



     The weighted average fair value of options granted during 2003, 2004, and 2005 was $7.67, $8.52 and $8.77, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2005:


                                  WEIGHTED AVERAGE
RANGE OF EXERCISE      OPTIONS        REMAINING     WEIGHTED AVERAGE    OPTIONS    WEIGHTED AVERAGE
PRICE                OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-----------------    -----------  ----------------  ----------------  -----------  ----------------
                                    (OPTION DATA IN THOUSANDS, EXCEPT PER SHARE DATE)



$0.21- 3.24.........        8           1.17             $ 2.93              8          $ 2.93
4.26- 4.50..........        9           2.24               4.47              9            4.47
5.98- 10.93.........        2           4.92               6.23              2            6.23
11.00- 15.92........      749           7.46              14.50            461           14.64
16.00- 17.25........      742           8.07              16.68            291           16.63
17.50- 19.09........      664           5.89              18.58            638           18.60
19.25- 24.00........      752           4.82              21.29            562           21.14
25.12-34.15.........      317           2.16              26.90            318           26.90
40.91- 199.74.......       20           4.12              82.77             20           82.77
                        -----           ----             ------          -----          ------
                        3,263           6.10             $18.95          2,309          $19.75
                        =====           ====             ======          =====          ======



  RESTRICTED SHARE UNITS

     During 2005, SPSS issued 84 thousand restricted share units to key employees. Each restricted share unit awarded represents the right to receive one share of SPSS common stock on the date that the award vests. Generally, these grants vest ratably over a two year period. Compensation expense is a product of the number of shares issued and the market value at the time of issuance, and was structured as deferred compensation. The deferred compensation is being amortized on a straight-line basis over the related vesting period.

     Additional information regarding Restricted Share Units is as follows (in thousands, except fair value data):


                                                             WEIGHTED AVERAGE
                                                       2005     FAIR VALUE
                                                       ----  ----------------



Share units granted...................................   84       $18.10
Share units cancelled.................................   (6)      $16.64
                                                       ----
Outstanding at end of year............................   78       $18.20
                                                       ====
Pre-tax compensation expense charged to earnings, net
  of cancellations.................................... $392


  COMPENSATION EXPENSE

     The Company recognized expense of approximately $0.2 million, $0.2 million and $0.5 million for the fiscal years ended December 31, 2003, 2004 and 2005, respectively, related to stock option grants to non-employees and restricted stock and restricted stock unit grants to employees.

(16) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Norman Nie. Norman Nie, the Chairman of the SPSS Board of Directors, is also the president and owner of Norman H. Nie Consulting L.L.C. ("Nie Consulting"). During fiscal years 2005, 2004 and 2003, SPSS paid approximately $0.2 million, $0.1 million and $0.1 million to Dr. Nie for consulting work on a part-time basis through Nie Consulting.

     Transactions with Virtela Communications Inc. Promod Haque, a member of the Board whose term expires at the 2006 Annual Meeting of Stockholders, is also the managing partner of Norwest Venture Partners and a member of the Board of Directors of Virtela Communications Inc. Norwest Venture Partners owns approximately 37% of the voting stock of Virtela (approximately 30% of the stock on a fully diluted basis). By virtue of Dr. Haque's relationship with Norwest, Dr. Haque has an indirect interest in Virtela. SPSS receives various networking services from Virtela. During fiscal years 2005, 2004 and 2003, SPSS paid approximately $0.6 million, $0.03 million and $0.02 million, respectively, to Virtela as consideration for these services. None of these amounts exceeded more than 5% of the consolidated gross revenues of Virtela in any of the past three fiscal years. Dr. Haque did not receive and will not receive any direct remuneration in connection with the Company's transactions with Virtela.

(17) UNAUDITED QUARTERLY FINANCIAL INFORMATION

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


                               MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                 2004       2004        2004       2004       2005       2005        2005       2005
                               --------   --------   ---------   --------   --------   --------   ---------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



Net revenues:
  License Fees..............    $24,826    $20,952    $22,335     $27,706    $25,997    $24,413    $27,359     $29,799
  Maintenance...............     23,841     24,246     24,518      25,130     25,312     26,448     25,028      25,453
  Services..................      8,443      7,806      6,645       7,626      6,147      7,220      5,905       6,982
                                -------    -------    -------     -------    -------    -------    -------     -------
     Net revenues...........     57,110     53,004     53,498      60,462     57,456     58,081     58,292      62,234
                                -------    -------    -------     -------    -------    -------    -------     -------
Operating expenses:
  Cost of license and
     maintenance revenues...      3,936      3,240      3,523       3,943      3,701      4,066      3,984       4,630
  Sales, marketing and
     services...............     32,387     34,658     29,965      32,977     30,278     29,247     28,322      30,025
  Research and development..     11,987     11,690     11,477      12,611     11,404     10,994     11,213      11,807
  General and
     administrative.........      4,874      5,688      7,311       7,231      8,091      6,486      6,606       7,185
                                -------    -------    -------     -------    -------    -------    -------     -------
     Operating expenses.....     53,184     55,276     52,276      56,762     53,474     50,793     50,125      53,647
                                -------    -------    -------     -------    -------    -------    -------     -------
Operating income (loss).....      3,926     (2,272)     1,222       3,700      3,982      7,288      8,167       8,587
Other income (expenses).....       (677)       760        (20)      1,417       (474)    (1,483)      (189)      1,294
                                -------    -------    -------     -------    -------    -------    -------     -------
Income (loss) before income
  taxes.....................      3,249     (1,512)     1,202       5,117      3,508      5,805      7,978       9,881
Income tax expense
  (benefit).................      1,145       (544)       369       1,543      1,088      2,075      3,926       3,991
                                -------    -------    -------     -------    -------    -------    -------     -------
Net income (loss)...........    $ 2,104    $  (968)   $   833     $ 3,574    $ 2,420    $ 3,730    $ 4,052     $ 5,890
                                =======    =======    =======     =======    =======    =======    =======     =======
Basic net income (loss) per
  share.....................    $  0.12    $ (0.05)   $  0.05     $  0.20    $  0.14    $  0.21    $  0.23     $  0.32
                                =======    =======    =======     =======    =======    =======    =======     =======
Diluted net income (loss)
  per share.................    $  0.11    $ (0.05)   $  0.05     $  0.20    $  0.13    $  0.21    $  0.22     $  0.30
                                =======    =======    =======     =======    =======    =======    =======     =======
Shares used in basic per
  share.....................     17,765     17,702     17,587      17,626     17,760     17,823     17,901      18,308
                                =======    =======    =======     =======    =======    =======    =======     =======
Shares used in diluted per
  share.....................     18,428     17,702     17,677      17,711     18,002     18,095     18,647      19,516
                                =======    =======    =======     =======    =======    =======    =======     =======


                                                                     SCHEDULE II

                                    SPSS INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
                                 (IN THOUSANDS)


                                                       ADDITIONS
                                         -------------------------------------
                             BALANCE AT  CHARGED TO                RESULTING                BALANCE AT
                              BEGINNING   COSTS AND  CHARGED TO  FROM BUSINESS                END OF
DESCRIPTION                   OF PERIOD   EXPENSES    REVENUES    COMBINATIONS  DEDUCTIONS    PERIOD
-----------                  ----------  ----------  ----------  -------------  ----------  ----------



2003
Allowance for doubtful
  accounts, product returns,
  and cancellations.........   $5,129       $421       $1,824         $ 35        $3,774      $3,635
Inventory obsolescence
  reserve...................       64        680          --           --            532         212
2004
Allowance for doubtful
  accounts, product returns,
  and cancellations.........   $3,635       $291       $1,061         $--         $2,522      $2,465
Inventory obsolescence
  reserve...................      212        299          --           --            200         311
2005
Allowance for doubtful
  accounts, product returns,
  and cancellations.........   $2,465       $151       $1,610         $--         $2,478      $1,748
Inventory obsolescence
  reserve...................      311        411          --           --            398         324



      See accompanying report of independent registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company changed independent accountants in May 2005 from KPMG LLP to Grant Thornton LLP. Information regarding the change in independent accountants was reported in the Company's Current Report on Form 8-K dated May 6, 2005 and filed with the Securities and Exchange Commission on May 12, 2005. The disclosure required by Item 304(b) of Regulation S-K is not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     a. Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. SPSS reviews these disclosure controls and procedures on a periodic basis. In connection with this review, SPSS has established a committee referred to as the "Corporate Governance Committee" that is responsible for accumulating potentially material information regarding the Company's activities and considering the materiality of this information. This Corporate Governance Committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Corporate Governance Committee is comprised of the Company's associate general counsel, principal accounting officer, senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of the SPSS senior management.

     The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

     Management implemented additional controls throughout both the fourth quarter of 2005 and the full 2005 fiscal year to strengthen its internal control over financial reporting with respect to revenue recognition and income taxes.

  REVENUE RECOGNITION

     With regard to prior deficiencies identified by management, the Company took the following actions during the fourth quarter of 2005:

     - Hired one professional accountant to assist with its monthly close process; and

     - Monitored its revenue controls to determine that the controls were in place for a sufficient time to be considered operating effectively at December 31, 2005.

     In addition to the actions taken during the fourth quarter of 2005, the Company had taken the following actions throughout the full 2005 fiscal year:

     - Developed standardized revenue documentation procedures including additional monthly and quarterly review of significant contracts to ensure that all key aspects of revenue are considered and that all conclusions are fully and properly documented;

     - Reviewed key controls and initiated remediation and testing of certain control deficiencies;

     - Implemented formalized procedures for testing key information technology application controls;

     - Further updated its comprehensive revenue policies and distributed those policies to key personnel in the international subsidiaries; and

     - Hired additional personnel to augment its accounting staff.

  INCOME TAXES

     With regard to prior deficiencies identified by management, the Company took the following actions during the fourth quarter of 2005:

     - Further enhanced its workpaper documentation procedures supporting its computations of income taxes; and

     - Added additional review of its income taxes including review by an independent external tax professional organization.

     In addition to the actions taken during the fourth quarter of 2005, the Company had taken the following actions throughout the full 2005 fiscal year:

     - Hired an additional tax professional with appropriate tax expertise; and

     - Implemented additional, and strengthened, existing formalized procedures related to the review and validation of information used to compute income taxes and deferred tax assets in conjunction with the preparation of financial statements during 2005.

     The Company believes these actions significantly strengthened its internal control over financial reporting and have adequately remediated prior deficiencies.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2005 and distributed in connection with the Company's 2006 Annual Meeting of Stockholders to be held on April 27, 2006, and such information is incorporated herein by reference.

     Information related to this Item 10, "Directors and Executive Officers of the Registrant" appears under the captions: "Election of Directors," "Officers and Directors," "Information Concerning the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement.

CODE OF ETHICS.

     SPSS has adopted the SPSS Inc. Amended and Restated Code of Business Conduct & Ethics (the "Code of Ethics") which is applicable to all of the SPSS directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions. The Code of Ethics satisfies, and in many respects exceeds, all of the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act. The Code of Ethics also satisfies, and in many respects exceeds, the listing standards established by the Nasdaq National Market, the stock market on which the Company's stock is listed. The Company has posted the Code of Ethics on its website at http://www.spss.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Corporate Secretary, SPSS Inc., 233 South Wacker Drive, 11th Floor, Chicago, Illinois 60606.

     SPSS has satisfied and intends to continue to satisfy its obligation to disclose any amendment to or waiver of a provision of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions by
(a) disclosing such information on a Form 8-K filed within four (4) business days of the date of such amendment or waiver and (b) posting such information on its website at http://www.spss.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2005 and distributed in connection with the Company's 2006 Annual Meeting of Stockholders to be held on April 27, 2006, and such information is incorporated herein by reference.

     Information related to this Item 11, "Executive Compensation" appears under the captions: "Executive Compensation," "Compensation of Directors," "Employment Agreements," "Consulting Agreements," "Change of Control Agreements" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2005 and distributed in connection with the Company's 2006 Annual Meeting of Stockholders to be held on April 27, 2006, and such information is incorporated herein by reference.

     Information related to this Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appears under the captions: "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in the definitive proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2005 and distributed in connection with the Company's 2006 Annual Meeting of Stockholders to be held on April 27, 2006, and such information is incorporated herein by reference.

     Information related to this Item 13, "Certain Relationships and Related Transactions" appears under the caption: "Certain Relationships and Related Transactions" in the definitive proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2005 and distributed in connection with the Company's 2006 Annual Meeting of Stockholders to be held on April 27, 2006, and such information is incorporated herein by reference.

     Information related to this Item 14, "Principal Accountant Fees and Services" appears under the caption: "Ratification of the Appointment of Independent Auditors" in the definitive proxy statement.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) Consolidated Financial Statements commence on page 40:

          Consolidated Balance Sheets as of December 31, 2004 and 2005

          Consolidated Statements of Income for the years ended December 31, 2003, 2004 and 2005

          Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2004 and 2005

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2004 and 2005

          Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

          Notes to Consolidated Financial Statements

     (2) Consolidated Financial Statement Schedule -- see page 68:

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


                                                                              INCORPORATION
   EXHIBIT                                                                     BY REFERENCE
   NUMBER                        DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
   -------                       -----------------------                     ---------------



2.1            Agreement and Plan of Merger dated as of November 6, 2000,    (8), Ex. 2.1
               among SPSS Inc., SPSS Acquisition Sub Corp., and ShowCase
               Corporation.

2.2            Agreement and Plan of Merger dated as of October 28, 2001,    (11), Ex. 99.1
               among SPSS Inc., Red Sox Acquisition Corp. and NetGenesis
               Corp.

2.3            Stock Purchase Agreement by and among SPSS Inc., LexiQuest,   (13), Ex. 2.14
               S.A. and the owners of all of the issued and outstanding
               shares of capital stock of LexiQuest, S.A., dated as of
               January 31, 2002.


                                                                              INCORPORATION
   EXHIBIT                                                                     BY REFERENCE
   NUMBER                        DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
   -------                       -----------------------                     ---------------

2.4            Stock Purchase Agreement dated as of November 4, 2003, by     (17), Ex. 2.15
               and among SPSS Inc., SPSS International B.V. and the owners of all of the issued and outstanding shares of Data
               Distilleries B.V. identified on Exhibit A thereto.

3.1            Certificate of Incorporation of SPSS.                         (1), Ex. 3.2

3.2            By-Laws of SPSS.                                              (1), Ex. 3.4

4.1            Amended and Restated Rights Agreement, dated as of August     (19), Ex. 4.2
               31, 2004, by and between SPSS Inc. and Computershare
               Investor Services LLC, as Rights Agent.

10.1           HOOPS Distribution License Agreement, dated as of February    (2), Ex. 10.7
               20, 1991, by and between SPSS Inc. and Ithaca Software.

10.2           Amended 1991 Stock Option Plan.+                              (1), Ex. 10.10

10.3           1995 Equity Incentive Plan.+                                  (3), Ex. 10.14

10.4           Amended and Restated 1995 Equity Incentive Plan.+             (4), Appendix A

10.5           Sublease Agreement, dated April 1, 1997, between Ernst &      (5), Ex. 10.20
               Young U.S. LLP and SPSS Inc.

10.6           Second Amended and Restated 1995 Equity Incentive Plan.+      (6), Appendix A

10.7           Third Amended and Restated 1995 Equity Incentive Plan.+       (7), Ex. 10.1

10.8           2000 Equity Incentive Plan.+                                  (9), Ex. 10.45

10.9           Sublease Agreement, dated as of January 14, 2000, by and      (27), Ex. 10.28
               between Harza Engineering Company and SPSS Inc.

10.10          Stock Purchase Agreement, dated as of September 28, 2001,     (10), Ex. 10.31
               by and between SPSS Inc. and Siebel Systems, Inc.

10.11          1999 Employee Equity Incentive Plan.+                         (12), Ex. 4.1

10.12          Loan and Security Agreement, dated as of March 31, 2003, by   (14), Ex. 10.43
               and between SPSS Inc. and each of SPSS' subsidiaries that
               may become additional borrowers, as Borrower, and Foothill
               Capital Corporation, as Lender.

10.13          Amendment to Stock Purchase Agreement, dated as of October    (15), Ex. 10.44
               1, 2003, by and between SPSS Inc. and America Online, Inc.

10.14          Amended and Restated Strategic Online Research Services       (15), Ex. 10.45
               Agreement, dated as of October 1, 2003, by and between SPSS
               Inc. and America Online, Inc.

10.15          Consulting Agreement, dated as of June 1, 2003, by and        (16), Ex. 10.46
               between SPSS Inc. and Norman H. Nie Consulting, L.L.C.+

10.16          SPSS Inc. Amended and Restated 2002 Equity Incentive Plan.+   (20), Ex. 10.47

10.17          Amended and Restated Employment Agreement, dated as of        (21), Ex. 10.48
               August 16, 2004, by and between SPSS Inc. and Raymond H.
               Panza.+

10.18          Employment Agreement, dated as of August 16, 2004, by and     (21), Ex. 10.49
               between SPSS Inc. and Edward Hamburg.+

10.19          OEM Agreement, dated as of November 5, 2004, by and between   (25), Ex. 10.50
               SPSS Inc. and Hyperion Solutions Corporation.*

10.20          Amended and Restated Consulting Agreement, dated as of        (21), Ex. 10.51
               January 1, 2005, by and between SPSS Inc. and Norman H. Nie
               Consulting, L.L.C.+

10.21          Amended and Restated Employment Agreement, dated as of        (21), Ex. 10.52
               March 1, 2005, by and between SPSS Inc. and Jack Noonan.+

10.22          Form of Amended and Restated Change of Control Agreement.+    (22), Ex. 10.53

10.23          Form of Change of Control Agreement.+                         (22), Ex. 10.54

10.24          SPSS Inc. Employee Stock Purchase Plan.+                      (24), Ex. 10.55

10.25          Lease Agreement, dated as of November 22, 2005, by and        (26), Ex. 10.56
               between 233 S Wacker LLC and SPSS Inc.


                                                                              INCORPORATION
   EXHIBIT                                                                     BY REFERENCE
   NUMBER                        DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
   -------                       -----------------------                     ---------------

10.26          Distribution Agreement, dated as of January 3, 2006, by and   (28), Ex. 10.57
               between SPSS Inc. and Banta Global Turnkey Ltd.

14.1           SPSS Inc. Amended and Restated Code of Business Conduct and   (23), Ex. 14.2
               Ethics.

21.1           Subsidiaries.

23.1           Consent of Grant Thornton LLP.

23.2           Consent of KPMG LLP.

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

99.1           SPSS Inc. Charter of the Audit Committee of the Board of
               Directors.

99.2           Supplement A to the SPSS Inc. Charter of the Audit            (18), Ex. 99.2
               Committee of the Board of Directors.


--------

    * By order of the Securities and Exchange Commission dated January 23, 2006, a request for confidential treatment has been granted for certain portions of this exhibit. Confidential portions of this exhibit are omitted and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

   (1) Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 of SPSS Inc. filed on August 4, 1993. (File No. 33-64732)

   (2) Previously filed with Amendment No. 1 to the Registration Statement on Form S-1 of SPSS Inc. filed on July 23, 1993. (File No. 33-64732)

   (3) Previously filed with 1995 Proxy Statement of SPSS Inc. (File No. 000-22194)

   (4) Previously filed with 1996 Proxy Statement of SPSS Inc. (File No. 000-22194)

   (5) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended March 31, 1997. (File No. 000-22194)

   (6) Previously filed with 1998 Proxy Statement of SPSS Inc. (File No. 000-22194)

   (7) Previously filed with Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

   (8) Previously filed with the Report on Form 8-K of SPSS Inc., filed November 15, 2000. (File No. 000-22194).

   (9) Previously filed with the Registration Statement on Form S-4 on of SPSS Inc., filed on December 19, 2000. (File No. 333-52216)

  (10) Previously filed with the Registration Statement on Form S-3 of SPSS Inc. filed on October 9, 2001. (File No. 333-71236)

  (11) Previously filed with the Report on Form 8-K of SPSS Inc., dated October 28, 2001, filed on October 29, 2001. (File No. 000-22194)

  (12) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on September 15, 2000. (File No. 333-45900)

  (13) Previously filed with the Report on Form 8-K of SPSS Inc., dated February 6, 2002, filed on February 21, 2002. (File No. 000-22194)

  (14) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2002. (File No. 000-22194)

  (15) Previously filed with the Report on Form 8-K of SPSS Inc., dated October 1, 2003, filed on October 15, 2003. (File No. 000-22194)

  (16) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended September 30, 2003. (File No. 000-22194)

  (17) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 5, 2003, filed on November 18, 2003. (File No. 000-22194)

  (18) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2003. (File No. 000-22194)

  (19) Previously filed with the Form 8-A12G/A of SPSS Inc. filed on August 31, 2004. (File No. 000-22194)

  (20) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on October 29, 2004. (File No. 222-120066)

  (21) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2004. (File No. 000-22194)

  (22) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 28, 2005, filed on May 2, 2005. (File No. 000-22194)

  (23) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 28, 2005, filed on April 28, 2005. (File No. 000-22194)

  (24) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated June 15, 2005, filed on June 15, 2005. (File No. 000-22194)

  (25) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated November 5, 2004, filed on November 8, 2004, as amended on Form 8-K/A filed January 20, 2006. (File No. 000-22194)

  (26) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated November 22, 2005, filed on November 23, 2005. (File No. 000-22194).

  (27) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended March 31, 2000. (File No. 000-22194)

  (28) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated January 16, 2006, filed on January 17, 2006. (File No. 000-22194)

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPSS INC.

                        By:                  /s/ Jack Noonan

                            ----------------------------------------------------
                                                 Jack Noonan
                                  President and Chief Executive Officer

Date:  March 6, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


          SIGNATURE                                   TITLE                              DATE
          ---------                                   -----                              ----


    /s/ Norman H. Nie                   Chairman of the Board of Directors          March 6, 2006
-----------------------------
        Norman H. Nie

     /s/ Jack Noonan             President, Chief Executive Officer and Director    March 6, 2006
-----------------------------
         Jack Noonan

   /s/ Raymond H. Panza          Executive Vice President, Corporate Operations,    March 6, 2006
-----------------------------         Chief Financial Officer and Secretary
       Raymond H. Panza

    /s/ Marc D. Nelson               Vice President, Corporate Controller and       March 6, 2006
-----------------------------              Principal Accounting Officer
        Marc D. Nelson

/s/ Charles R. Whitchurch                            Director                       March 6, 2006
-----------------------------
    Charles R. Whitchurch

     /s/ Merritt Lutz                                Director                       March 6, 2006
-----------------------------
         Merritt Lutz

    /s/ Michael Blair                                Director                       March 6, 2006
-----------------------------
        Michael Blair

     /s/ Promod Haque                                Director                       March 6, 2006
-----------------------------
         Promod Haque

   /s/ William B. Binch                              Director                       March 6, 2006
-----------------------------
       William B. Binch

   /s/ Kenneth H. Holec                              Director                       March 6, 2006
-----------------------------
       Kenneth H. Holec

   /s/ Michael E. Lavin                              Director                       March 6, 2006
-----------------------------
       Michael E. Lavin

                                  EXHIBIT INDEX



EXHIBIT
 NUMBER                            DOCUMENT DESCRIPTION
-------                            --------------------



21.1      Subsidiaries.

23.1      Consent of Grant Thornton LLP.

23.2      Consent of KPMG LLP.

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
