Form 10-Q
period 2006-03-31
SPSS INC
filed 2006-05-03
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

                        Commission File Number: 000-22194

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):
  Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of April 27, 2006, was 19,343,088.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2006

                                      INDEX

                                                                                                                           PAGE
PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
         CONSOLIDATED BALANCE SHEETS  AS OF DECEMBER 31, 2005  AND MARCH 31, 2006 .......................................   3
         CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2006 ....................   4
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2006.......   5
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2006 ................   6
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................................   7
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................  10
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................  15
  ITEM 4. CONTROLS AND PROCEDURES........................................................................................  16

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS..............................................................................................  17
  ITEM 6. EXHIBITS ......................................................................................................  17

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share date)
                                   (Unaudited)

                                                                                          December 31,    March 31,
                                                                                              2005          2006
                                                                                          ------------   -----------
ASSETS
Current assets:
   Cash and cash equivalents..........................................................    $     84,408   $   100,431
   Accounts receivable, net...........................................................          42,488        40,245
   Inventories, net...................................................................             879           587
   Deferred income taxes..............................................................           5,624         5,711
   Prepaid income taxes...............................................................           5,067         4,104
   Other current assets...............................................................           5,233         5,268
                                                                                          ------------   -----------
     Total current assets.............................................................         143,699       156,346

Net property, equipment and leasehold improvements....................................          20,441        18,660
Capitalized software development costs, net...........................................          28,522        27,469
Goodwill..............................................................................          41,207        41,365
Intangibles, net .....................................................................           3,627         3,577
Deferred income taxes.................................................................          32,938        34,395
Other noncurrent assets...............................................................           1,463         1,416
                                                                                          ------------   -----------
       Total assets...................................................................    $    271,897   $   283,228
                                                                                          ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable......................................................................    $      2,500   $        --
   Accounts payable...................................................................           9,678         6,947
   Income taxes and value added taxes payable.........................................           9,024         7,026
   Deferred revenues..................................................................          63,980        64,217
   Other accrued liabilities..........................................................          21,102        20,824
                                                                                          ------------   -----------
     Total current liabilities........................................................         106,284        99,014

Noncurrent deferred income taxes......................................................             449           318
Noncurrent notes payable..............................................................             872            --
Other noncurrent liabilities..........................................................             546           587

Stockholders' equity:
   Common Stock, $.01 par value; 50,000,000 shares authorized; 18,724,649
   and 19,292,361 shares issued and outstanding in 2005 and 2006, respectively........             187           193
   Additional paid-in capital.........................................................         174,188       187,921
   Deferred compensation..............................................................          (1,069)         (812)
   Accumulated other comprehensive loss...............................................          (9,420)       (8,694)
   Retained earnings (accumulated deficit)............................................            (140)        4,701
                                                                                          ------------   -----------
     Total stockholders' equity.......................................................         163,746       183,309
                                                                                          ------------   -----------
       Total liabilities and stockholders' equity.....................................    $    271,897   $   283,228
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

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     ---------------------------
                                                                                         2005            2006
                                                                                     -----------     -----------
Net revenues:
  License fees..................................................................     $    25,997     $    29,873
  Maintenance...................................................................          25,312          26,063
  Services......................................................................           6,147           6,290
                                                                                     -----------     -----------

Net revenues....................................................................          57,456          62,226
                                                                                     -----------     -----------

Operating expenses:
  Cost of license and maintenance revenues......................................           3,701           4,150
  Cost of license and maintenance revenues -- software write-off................              --           1,283
  Sales, marketing and services.................................................          30,278          30,396
  Research and development......................................................          11,404          12,829
  General and administrative....................................................           8,091           6,616
                                                                                     -----------     -----------

Operating expenses..............................................................          53,474          55,274
                                                                                     -----------     -----------

Operating income ...............................................................           3,982           6,952
                                                                                     -----------     -----------

Other income (expense):
  Net interest income (expense).................................................             (21)            346
  Other ........................................................................            (453)            150
                                                                                     ------------    -----------
Other income (expense)..........................................................            (474)            496
                                                                                     ------------    -----------

Income before income taxes......................................................           3,508           7,448
Income tax expense .............................................................           1,088           2,607
                                                                                     -----------     -----------

Net income .....................................................................     $     2,420     $     4,841
                                                                                     ===========     ===========

Basic net income per share......................................................     $      0.14     $      0.25
                                                                                     ===========     ===========
Diluted net income per share....................................................     $      0.13     $      0.24
                                                                                     ===========     ===========

Share data:
Shares used in computing basic net income per share.............................          17,760          19,294
                                                                                     ===========     ===========
Shares used in computing diluted net income per share...........................          18,002          20,266
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

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                        2005            2006
                                                                     ----------      ----------
Net income ....................................................      $    2,420      $    4,841

Other comprehensive income:
    Foreign currency translation adjustment....................             354             726
                                                                     ----------      ----------

Comprehensive income...........................................      $    2,774      $    5,567
                                                                     ==========      ==========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Three Months Ended March 31,
                                                                                                 ----------------------------
                                                                                                    2005             2006
                                                                                                 -----------      -----------
Cash flows from operating activities:
   Net income ..........................................................................         $     2,420      $     4,841
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization....................................................               3,564            4,175
       Deferred income taxes............................................................                 759           (1,675)
       Amortization of share-based compensation.........................................                  37              931
       Write-off of software............................................................                  --            1,283
       Changes in assets and liabilities:
          Accounts receivable...........................................................               8,009            2,655
          Inventories...................................................................                  99              294
          Prepaid and other assets......................................................                 449              (18)
          Accounts payable..............................................................                (190)          (2,763)
          Accrued expenses..............................................................                (281)            (381)
          Income taxes..................................................................              (3,364)          (1,065)
          Deferred revenue..............................................................               1,130             (291)
          Other, net....................................................................                 858              152
                                                                                                 -----------      -----------
Net cash provided by operating activities...............................................              13,490            8,138
                                                                                                 -----------      -----------
Cash flows from investing activities:
   Capital expenditures.................................................................              (1,238)          (1,140)
   Capitalized software development costs...............................................              (2,283)          (1,339)
                                                                                                 -----------      -----------
Net cash used in investing activities...................................................              (3,521)          (2,479)
                                                                                                 -----------      -----------
Cash flows from financing activities:
   Net repayments under line-of-credit agreements.......................................                (614)          (3,372)
   Proceeds from stock option exercises and employee stock purchase plan................               1,391           10,698
   Tax benefit from stock option exercises..............................................                  57            2,397
                                                                                                 -----------      -----------
Net cash provided by financing activities...............................................                 834            9,723
                                                                                                 -----------      -----------
Effect of exchange rates on cash........................................................                (773)             641
                                                                                                 ------------     -----------
Net change in cash and cash equivalents.................................................              10,030           16,023
Cash and cash equivalents at beginning of period........................................              37,107           84,408
                                                                                                 -----------      -----------
Cash and cash equivalents at end of period..............................................         $    47,137      $   100,431
                                                                                                 ===========      ===========
Supplemental disclosures of cash flow information:
   Interest paid........................................................................         $       124      $        73
   Income taxes paid....................................................................               2,667            2,833
   Cash received from income tax refunds................................................                  91              672

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements of SPSS Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

NOTE 2 - STOCK BASED COMPENSATION

      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R" or the "Statement"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

      Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share-based awards. Accordingly, no compensation expense was recognized for share-based awards granted in connection with the issuance of stock options under the Company's equity incentive plans; however, compensation expense was recognized in connection with the issuance of restricted share units and stock options granted to non-employees under the Company's equity incentive plans. The adoption of SFAS No. 123R primarily resulted in a change in the Company's method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense for employee stock options and employee share-based awards granted prior to the adoption using the Black-Scholes pricing valuation model. The Company's pre-tax compensation cost for stock-based employee compensation under SFAS No. 123R was $0.7 million ($0.4 million after tax effects) for the three month period ended March 31, 2006. As of March 31, 2006, there was approximately $5.1 million of unrecognized compensation cost related to unvested stock options granted prior to the adoption of SFAS No. 123R. This cost is expected to be recognized over the weighted average life, straight line, expected at approximately four years. Additionally, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows prior to the adoption of SFAS No. 123R. It is now required that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. The Company's excess tax benefits, classified as financing cash flows, for the three month period ended March 31, 2005 and March 31, 2006 were $0.1 million and $2.4 million respectively.

      The following table shows the effect of adopting SFAS No. 123R on selected reported items ("As Reported") and what those items would have been under previous guidance under ABP No. 25 ("Under APB No. 25") (in thousands, except share data):

                                                         Three Months Ended
                                                           March 31, 2006
                                                      -------------------------
                                                                        Under
                                                      As Reported    APB No. 25
                                                      -----------    ----------
Income before income taxes.......................     $     7,448    $   8,140
Net Income.......................................           4,841        5,265
Cash flows from operating activities.............           8,138       11,227
Cash flows from financing activities.............           9,723        7,326

Basic earnings per share.........................     $       .25    $     .27
Diluted earnings per share.......................     $       .24    $     .26

    Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options and employee share-based awards under the Company's equity incentive plans been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net income and earnings per share for the three month period ended March 31, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

                                                                                                                Three Months Ended
                                                                                                                   March 31, 2005
                                                                                                                ------------------
Net income, as reported.....................................................................................         $2,420
Add: Stock-based compensation expense already included in net income as reported, net of tax................
                                                                                                                         --
Deduct: Total stock-based employee compensation expense determined under the fair value
based method for all awards, net of tax.....................................................................           (861)
                                                                                                                     ------

Pro forma net income........................................................................................         $1,559
                                                                                                                     ======

Basic earnings per share:
As reported.................................................................................................         $ 0.14
Pro Forma...................................................................................................         $ 0.09

Diluted earnings per share:
As reported.................................................................................................         $ 0.13
Pro forma...................................................................................................         $ 0.09

      The Company has one active equity incentive plan with shares available for grant at March 31, 2006 as follows (in thousands):


                                                         1995    1999    2000    2002
                                                         Plan    Plan    Plan    Plan
                                                         ----    ----    ----    ----
Minimum exercise price as a percentage of fair market
 value at date of grant                                  100%    100%    100%    100%
Plan termination year                                    2002    2002    2002

Shares available for grant at March 31, 2006              --      --      --     274

Additional information regarding options is as follows (in thousands, except per share data):

                                                                     Weighted
                                                                      Average    Weighted Average
                                                                     Exercise       Remaining
                                                         Options       Price     Contractual Life
                                                         -------    ---------    ----------------
Outstanding at December 31, 2005.....................     3,263     $   18.95          6.10
  Granted............................................        --            --            --
  Forfeited and expired..............................       (37)        19.11          7.68
  Exercised..........................................      (543)        18.90          5.20
                                                          -----     ---------          ----
Outstanding at March 31, 2006........................     2,683     $   18.96          6.22
                                                          =====     =========          ====
Options exercisable at March 31, 2006................     1,945     $   19.83          8.58
                                                          =====     =========          ====

                                                                          Weighted
                                                                        Average Grant
                                                                          Date Fair
                                                          Options            Value
                                                          -------       -------------
Non-vested options at March 31, 2006....................     738              8.38
                                                           =====             =====

Vested options at March 31, 2006........................   1,945             10.31
                                                           =====             =====

      As of March 31, 2006, the Company has $5.1 million of total unrecognized compensation cost under the currently active equity incentive plan and the equity incentive plans that were terminated in 2002. This cost is expected to be recognized over a four year period.

      The Company received $1.4 million and $10.7 million from stock options exercised during the three month periods ended March 31, 2005 and March 31, 2006, respectively.

      The Company's assumptions for grants and description of the active equity incentive plan have not changed from what was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 3 - DOMESTIC AND FOREIGN OPERATIONS

      Net revenues per geographic region are summarized as follows (in thousands):

                                      Three Months Ended March 31,
                                      ----------------------------
                                        2005                2006
                                      ---------           --------

United States......................   $  24,043           $ 25,454

United Kingdom.....................       8,603              7,586
The Netherlands....................       6,285              7,446
Other..............................       8,626             10,616
                                      ---------           --------
  Total Europe ....................      23,514             25,648

Japan..............................       7,125              7,824
Other .............................       2,774              3,300
                                      ---------           --------
  Total Pacific Rim................       9,899             11,124
                                      ---------           --------

Total International ...............      33,413             36,772
                                      ---------           --------
       Total.......................   $  57,456           $ 62,226
                                      =========           ========

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

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                               2005                  2006
                                                              -------               ------
Basic weighted average common shares outstanding..........     17,760               19,294
Dilutive effect of stock options..........................        242                  972
                                                              -------               ------
Diluted weighted average common shares outstanding........     18,002               20,266
                                                              =======               ======

Anti-dilutive shares not included in the diluted EPS calculation for the three months ended March 31, 2005 and March 31, 2006, were 1.0 million and 30 thousand, respectively.

NOTE 5 - COST MANAGEMENT PROGRAMS

      During the three months ended March 31, 2005, the Company incurred certain expenses related to cost management programs totaling $1.7 million. The cost management programs included $1.3 million for discontinued use of office space from consolidating certain activities and $0.4 million related to the layoff of approximately 16 employees in the sales, marketing and administrative functions. As of March 31, 2006, $0.7 million of these cost management programs remained in accrued liabilities. The Company expects the accrual to be utilized by January 31, 2007.

NOTE 6 - CONTINGENCIES

      SPSS, Jack Noonan, SPSS's President and Chief Executive Officer, and Edward Hamburg, SPSS's former Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois on or about May 14, 2004. The lawsuit was filed under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04 CH 03427. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint further alleged that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint sought to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On March 14, 2006, the United States District Court for the Northern District of Illinois dismissed, with prejudice, all of the claims against SPSS, Mr. Noonan and Dr. Hamburg. The plaintiffs had 30 days from the entry of the court's judgment to file a notice of appeal. As of the date of this filing, no notice of appeal has been received.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which went into effect during the first quarter of fiscal year 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "ESTIMATES" OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO SPSS ON THE DATE HEREOF. SPSS CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES, INCLUDING THE RISKS DESCRIBED UNDER ITEM 1A, "RISK FACTORS," OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2005 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 6, 2006. BECAUSE OF THESE RISKS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. DEVIATIONS BETWEEN ACTUAL FUTURE EVENTS AND THE COMPANY'S ESTIMATES AND ASSUMPTIONS COULD LEAD TO RESULTS THAT ARE MATERIALLY DIFFERENT FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. SPSS DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

The following discussion should be read in conjunction with the Company's financial statements and accompanying notes, which appear elsewhere in this quarterly report on Form 10-Q.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THREE MONTHS ENDED MARCH 31, 2006.

NET REVENUES.

                                          (In thousands)
                              March 31,   March 31,   Amount   Percentage   Percent of Total Revenues
Three Months Ended              2005        2006      Change     Change        2005            2006
                              ---------   ---------   ------   ----------   -----------        ----
License...............        $  25,997   $  29,873   $3,876      15%            45%            48%
Maintenance...........           25,312      26,063      751       3%            44%            42%
Services..............            6,147       6,290      143       2%            11%            10%
                              ---------   ---------   ------      --            ---            ---
  Net revenues........        $  57,456   $  62,226   $4,770       8%           100%           100%

      The increase in license revenues from the first quarter of 2005 to the first quarter of 2006 was primarily driven by higher sales of SPSS desktop statistical analysis tools in all geographic regions except the United Kingdom. The increase was partially offset by changes in foreign currency which resulted in a decrease of $1.2 million.

      The increase in maintenance revenues from the first quarter of 2005 to the first quarter of 2006 was primarily due to higher and consistent renewal rates for the Company's major offerings including increases in all geographic regions. The increase was partially offset by changes in foreign currency which resulted in a decrease of $1.2 million.

      The increase in services revenues from the first quarter of 2005 to the first quarter of 2006 was primarily due to an increased number of Showcase consulting projects. This increase was partially offset by changes in foreign currency which resulted in a decrease of $0.3 million.

      Net revenues per geographic region, percent changes and percent of total revenues for the three month periods ended March 31, 2005 and March 31, 2006 were as follows:

                                           (In thousands)
                               March 31,     March 31,       Amount   Percentage   Percent of Total Revenues
Three Months Ended               2005          2006         Change      Change       2005          2006
                               ---------   --------------   -------   ----------   ---------     ---------
United States...............   $  24,043      $ 25,454      $ 1,411        6%          42%          41%
                               ---------      --------      -------                   ---          ---

United Kingdom..............       8,603         7,586       (1,017)     (12)%         15%          12%
The Netherlands.............       6,285         7,446        1,161       18%          11%          12%
Other.......................       8,626        10,616        1,990       23%          15%          17%
                               ---------      --------      -------                   ---          ---
  Total Europe .............      23,514        25,648        2,134        9%          41%          41%
                               ---------      --------      -------                   ---          ---

Japan.......................       7,125         7,824          699       10%          12%          13%
Other ......................       2,774         3,300          526       19%           5%           5%
                               ---------      --------      -------                   ---          ---
  Total Pacific Rim.........       9,899        11,124        1,225       12%          17%          18%
                               ---------      --------      -------                   ---          ---

  Total International.......      33,413        36,772        3,359       10%          58%          59%
                               ---------      --------      -------                   ---          ---

       Total................   $  57,456      $ 62,226      $ 4,770        8%         100%         100%
                               =========      ========      =======                   ===          ===

      Net revenue growth in 2006 reflected the increased demand for certain data mining and statistical products, a strong renewal base for the Company's products and the increasing geographic coverage of the business.

      Net revenues derived internationally increased 10% from 2005 to 2006. This increase resulted from expansion in generally all significant international markets including the Netherlands, Japan, Germany, France, Denmark, Belgium, Southeast Asia and Australia partially offset by a decrease in the United Kingdom. The increases in international revenues were partially offset by changes in foreign currency exchange rates which resulted in a decrease in international revenues of $2.7 million, including $0.7 million in Japan, $0.6 million in the United Kingdom and $0.5 million in the Netherlands. The percentage of net revenues derived from the United States increased by 6% from 2005 to 2006 reflecting increases in all primary revenue categories.

COST OF LICENSE AND MAINTENANCE REVENUES.

                                                               (In thousands)                         Percent of Total
                                                   March 31,      March 31,     Amount   Percentage       Revenues
Three Months Ended                                   2005           2006        Change     Change       2005     2006
                                                   ---------   --------------   ------   ----------   --------   -----
Cost of license and maintenance revenues......      $ 3,701        $ 4,150       $449        12%         6%        7%

      Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs increased from the three month period ended March 31, 2005 to the three month period ended March 31, 2006 primarily due to higher costs associated with royalties paid to third parties reflecting higher revenues. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues in the remaining quarters of the 2006 fiscal year.

COST OF LICENSE AND MAINTENANCE REVENUES-SOFTWARE WRITE-OFF.

                                                               (In thousands)                         Percent of Total
                                                   March 31,      March 31,     Amount   Percentage       Revenues
Three Months Ended                                   2005           2006        Change     Change       2005     2006
                                                   ---------   --------------   ------   ----------   --------   -----
Cost of license and maintenance revenues-
 software write-offs..........................       $ --          $ 1,283      $1,283       NM          --%      2%

    Costs of license and maintenance revenues-software write-off was $1.3 million in the three month period ended March 31, 2006. During 2006, the Company wrote off certain software to fair value of zero as the Company determined that the future use of the software was no longer likely.

SALES, MARKETING AND SERVICES.

                                                               (In thousands)                         Percent of Total
                                                   March 31,      March 31,     Amount   Percentage       Revenues
Three Months Ended                                   2005           2006        Change     Change       2005     2006
                                                   ---------   --------------   ------   ----------   --------   -----
Sales, marketing and services................      $  30,278      $ 30,396       $118        NM          53%      49%

      Sales, marketing and services expenses increased from the three month period ended March 31, 2005 to the three month period ended March 31, 2006 primarily due to higher travel and organization meeting costs. These increased expenses were partially offset by changes in foreign currency of $1.4 million.

RESEARCH AND DEVELOPMENT.

                                                               (In thousands)                         Percent of Total
                                                   March 31,      March 31,     Amount   Percentage       Revenues
Three Months Ended                                   2005           2006        Change     Change       2005     2006
                                                   ---------   --------------   ------   ----------   --------   -----
Research and development......................     $  11,404      $ 12,829      $1,425       12%         20%      21%

     Research and development costs increased from the three month period ended March 31, 2005 to the three month period ended March 31, 2006 primarily due to $1.0 million in decreased capitalization of labor costs related to development of the Company's core products during the first quarter of 2006 due to timing of core product development. Research and development expenses are expected to decrease slightly in the remaining quarters of 2006 as additional core product development is capitalized.

GENERAL AND ADMINISTRATIVE.

                                                               (In thousands)                           Percent of Total
                                                   March 31,      March 31,      Amount    Percentage      Revenues
Three Months Ended                                   2005           2006         Change      Change      2005    2006
                                                   ---------   --------------   ------     ----------   ------   -----
General and administrative....................      $ 8,091       $ 6,616       $(1,475)     (18)%        14%     11%

      General and administrative expenses decreased from the three month period ended March 31, 2005 to the three month period ended March 31, 2006 primarily due to lower legal and accounting expenses of $0.8 million. Additionally, in the three month period ended March 31, 2005, the Company incurred one-time charges of $1.3 million related to exit costs for office space no longer used as a result of consolidating activities.

NET INTEREST  INCOME (EXPENSE).

                                                               (In thousands)                         Percent of Total
                                                   March 31,      March 31,     Amount   Percentage       Revenues
Three Months Ended                                    2005          2006        Change     Change       2005     2006
                                                   ---------   --------------   ------   ----------   --------   -----
Net interest income (expense).................      $ (21)         $ 346         $367       NM           --%       1%

      Net interest income in the three months ended March 31, 2006 related to interest earned on higher investment cash balances. Net interest income should increase in the remaining quarters of the 2006 fiscal year as cash balances increase from the Company's operating cash flows throughout the year.

OTHER

                                                               (In thousands)                         Percent of Total
                                                   March 31,      March 31,     Amount   Percentage       Revenues
Three Months Ended                                    2005          2006        Change     Change       2005     2006
                                                   ---------   --------------   ------   ----------   --------   -----
Other.........................................      $ (453)        $ 150         $603        --%        (1)%      --%

      Other income increased from the three month period ended March 31, 2005 to the three month period ended March 31, 2006 primarily due to changes in foreign currency transaction gains. Other income includes gains from foreign currency transactions recognized as a result of the weakening of the U.S. dollar against other major currencies during the first quarter of 2006 compared with losses generated in the first quarter of 2005 as a result of the strengthening of the U.S. dollar against other major currencies. These gains in the first quarter of 2006 were primarily due to the increase in value of U.S. dollar-denominated receivables held in international locations principally related to the British Pound and the Euro currencies.

INCOME TAX EXPENSE.

                                                               (In thousands)                            Percent of
                                                   March 31,      March 31,     Amount   Percentage    Pre-Tax Income
Three Months Ended                                    2005          2006        Change     Change       2005     2006
                                                   ---------   --------------   ------   ----------   --------   -----
Income tax expense............................      $ 1,088       $ 2,607       $1,519      140%         31%      35%

      The income tax provision increased from the three month period ended March 31, 2005 to the three month period ended March 31, 2006 and as a percent of pretax income was 35% for the three month period ended March 31, 2006. The Company's effective tax rate is expected to remain at or near 35% for the remainder of the 2006 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      During the three month period ended March 31, 2006, SPSS generated cash in excess of its operating requirements. As of March 31, 2006, SPSS had $100.4 million in cash and cash equivalents compared with $84.4 million at December 31, 2005. Factors affecting cash and cash equivalents during the three month period ended March 31, 2006 include:

      OPERATING CASH FLOWS:

      - Cash derived from operating activities was $8.1 million. This cash resulted primarily from net income and receivable collections partially offset by timing of accounts payable disbursements and income tax payments.

      - Collection of receivables contributed $2.7 million to operating cash flow. Average days sales outstanding were 60 days at March 31, 2006, compared to 63 days at December 31, 2005 and 67 days at March 31, 2005.

      - Timing of accounts payable disbursements decreased cash from operating activities by $2.8 million.

      - Use of income tax accruals reduced cash from operating activities by $1.1 million.

      INVESTING ACTIVITIES:

      -     Capital expenditures were $1.1 million.

      -     Capitalized software costs were $1.3 million.

      FINANCING ACTIVITIES:

      - Financing activities provided cash proceeds of $10.7 million from the issuance of common stock, primarily through the exercise of stock options.

      - The Company paid off the remaining balance of its term loan in the amount of $3.4 million.

      - Tax benefits recognized from stock option exercises were $2.4 million.

      Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $2.5 million. Management believes that SPSS has ample capacity in its property and equipment to meet expected needs for future growth.

      On March 31, 2003, SPSS entered into a four (4) year, $25.0 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10.0 million (all of which has been repaid), two revolving lines of credit and a letter of credit facility not to exceed $3.0 million. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3.5 million provided that no event of default exists. As of March 31, 2006, the Company has availability of $5.6 million under its lines of credit.

      The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. One component of the revolving line of credit bears interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down the term loan of $10.0 million in equal annual installments over the scheduled four (4) year repayment period. During the first fiscal quarter of 2006, the Company repaid the balance of the term loan in full and, at March 31, 2006, the Company did not have any amounts outstanding under its line of credit with Wells Fargo Foothill.

      The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. The Company was in compliance with all covenants as of March 31, 2006.

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

      The Company has no significant off-balance sheet arrangements at March 31, 2006.

CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, impairment of goodwill and intangible assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. Additionally, the Company has implemented FASB Statement No. 123(R) in accordance with the guidelines as set forth in the SPSS Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the SPSS Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which went into effect during the first quarter of fiscal year 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Historically, the Company was exposed to market risk from fluctuations in interest rates on borrowings under its borrowing arrangement that would bear interest at either the prime rate or the Eurodollar rate. During the first fiscal quarter of 2006, the Company repaid the balance of its outstanding term loan in full. As a result of this repayment, the Company is not currently exposed to market risks from fluctuations in interest rates.

      The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of its operations and revenue occur outside the United States and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage this exposure to fluctuations of currency exchange rates, SPSS may enter into various financial instruments, such as options, which generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at March 31, 2006, the reported cash balance would decrease $6.2 million, or 6.1 percent. Management expects that the decrease would have a material adverse effect on the Company's financial results.

      At March 31, 2006, the Company did not have any foreign currency exchange option contracts outstanding.

      Historically, the Company's derivative instruments did not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, gains and losses related to changes in the fair value of these instruments were recognized in income in each financial reporting period.

ITEM 4. CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's Corporate Governance Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

      Changes in Internal Control Over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SPSS, Jack Noonan, SPSS's President and Chief Executive Officer, and Edward Hamburg, SPSS's former Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary, were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois on or about May 14, 2004. The lawsuit was filed under the caption Fred Davis, Individually and On Behalf of All Others Similarly Situated v. SPSS Inc., Jack Noonan and Edward Hamburg, Case No. 04 CH 03427. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint further alleged that the defendants failed to disclose and misrepresented a series of material adverse facts regarding the Company's revenues. The complaint sought to recover unspecified compensatory damages, reasonable attorney fees, experts' witness fees and other costs and any other relief deemed proper by the court on behalf of all purchasers of the Company's securities between May 2, 2001 and March 30, 2004, although no court has determined that such persons constitute a proper class. On March 14, 2006, the United States District Court for the Northern District of Illinois dismissed, with prejudice, all of the claims against SPSS, Mr. Noonan and Dr. Hamburg. The plaintiffs had 30 days from the entry of the court's judgment to file a notice of appeal. As of the date of this filing, no notice of appeal has been received.

ITEM 6. EXHIBITS

                                                                                               INCORPORATION
EXHIBIT                                                                                        BY REFERENCE
NUMBER                               DESCRIPTION OF DOCUMENT                                  (IF APPLICABLE)
-------  --------------------------------------------------------------------------------     ---------------
10.19    OEM Agreement, dated as of November 5, 2004, by and between SPSS Inc. and
         Hyperion Solutions Corporation*                                                      (1), Ex. 10.50

10.26    Distribution Agreement, dated as of January 3, 2006, by and between SPSS Inc.
         and Banta Global Turnkey Ltd.                                                        (2), Ex. 10.57

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

(1) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated November 5, 2004, filed on November 8, 2004, as amended on Form 8-K/A filed January 20, 2006. (File No. 000-22194)

(2) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated January 16, 2006, filed on January 17, 2006. (File No. 000-22194)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SPSS Inc.

Date: May 3, 2006                 By: /s/ Jack Noonan
                                      ------------------------------------------
                                          Jack Noonan
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: May 3, 2006                 By: /s/ Raymond H. Panza
                                     -------------------------------------------
                                          Raymond H. Panza
                                          Executive Vice President, Corporate
                                          Operations, Chief Financial Officer
                                          and Secretary

                                    SPSS INC.

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                                             DESCRIPTION
-------  ---------------------------------------------------------------------------------------------------------------------
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