Form 10-Q
period 2006-06-30
SPSS INC
filed 2006-08-02
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

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

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of July 26, 2006, was 19,697,562.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2006

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
           CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND JUNE
              30, 2006 ..................................................     3
           CONSOLIDATED STATEMENTS OF INCOME FOR  THE THREE AND SIX MONTH
              PERIODS ENDED JUNE 30, 2005 AND 2006 ......................     4
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE
              AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2006.........     5
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH
              PERIODS ENDED JUNE 30, 2005 AND 2006 ......................     6
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................    11
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    18
   ITEM 4. CONTROLS AND PROCEDURES.......................................    18

PART II - OTHER INFORMATION
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    19
   ITEM 6. EXHIBITS .....................................................    19

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                 December 31,   June 30,
                                                                     2005         2006
                                                                 ------------   --------
ASSETS
Current assets:
   Cash and cash equivalents .................................     $   84,408   $  113,346
   Accounts receivable, net ..................................         42,488       48,261
   Inventories, net ..........................................            879          654
   Deferred income taxes .....................................          5,624        6,782
   Prepaid income taxes ......................................          5,067        5,213
   Other current assets ......................................          5,233        4,796
                                                                   ----------   ----------
      Total current assets ...................................        143,699      179,052

Net property, equipment and leasehold improvements ...........         20,441       19,061
Capitalized software development costs, net ..................         28,522       27,740
Goodwill .....................................................         41,207       41,717
Intangibles, net .............................................          3,627        3,583
Deferred income taxes ........................................         32,938       34,769
Other noncurrent assets ......................................          1,463        1,593
                                                                   ----------   ----------
      Total assets ...........................................     $  271,897   $  307,515
                                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable .............................................     $    2,500   $       --
   Accounts payable ..........................................          9,678        7,499
   Income taxes and value added taxes payable ................          9,024        9,125
   Deferred revenues .........................................         63,980       67,447
   Other accrued liabilities .................................         21,102       21,786
                                                                   ----------   ----------
      Total current liabilities ..............................        106,284      105,857

Noncurrent deferred income taxes .............................            449          518
Noncurrent notes payable .....................................            872           --
Other noncurrent liabilities .................................            546          759

Stockholders' equity:
   Common Stock, $.01 par value; 50,000,000 shares authorized;
      18,724,649 and 19,676,373 shares issued and outstanding
      in 2005 and 2006, respectively .........................            187          197
   Additional paid-in capital (See Note 2) ...................        177,440      208,682
   Deferred compensation .....................................         (1,069)      (7,538)
   Accumulated other comprehensive loss ......................         (9,420)      (4,957)
   Retained earnings (accumulated deficit) (See Note 2) ......         (3,392)       3,997
                                                                   ----------   ----------
      Total stockholders' equity .............................        163,746      200,381
                                                                   ----------   ----------
         Total liabilities and stockholders' equity ..........     $  271,897   $  307,515
                                                                   ==========   ==========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months            Six Months
                                                                     Ended June 30,         Ended June 30,
                                                                   ------------------    -------------------
                                                                     2005       2006       2005       2006
                                                                   -------    -------    --------   --------
Net revenues:
   License                                                        $ 24,413    $ 29,312    $ 50,410   $ 59,185
   Maintenance                                                      26,448      27,428      51,760     53,491
   Services                                                          7,220       6,739      13,367     13,029
                                                                  --------    --------    --------   --------
Net revenues                                                        58,081      63,479     115,537    125,705
Operating expenses:
   Cost of license and maintenance revenues                          4,066       4,046       7,767      8,196
   Cost of license and maintenance revenues--software write-off         --          --          --      1,283
   Sales, marketing and services                                    29,247      31,561      59,525     61,957
   Research and development                                         10,994      13,089      22,398     25,918
   General and administrative                                        6,486       8,761      14,577     15,377
                                                                  --------    --------    --------   --------
Operating expenses                                                  50,793      57,457     104,267    112,731
                                                                  --------    --------    --------   --------
Operating income                                                     7,288       6,022      11,270     12,974
                                                                  --------    --------    --------   --------
Other income (expense):
   Net interest income (expense)                                       (26)        659         (47)     1,005
   Other                                                            (1,457)     (2,211)     (1,910)    (2,061)
                                                                  --------    --------    --------   --------
Other income (expense)                                              (1,483)     (1,552)     (1,957)    (1,056)
                                                                  --------    --------    --------   --------
Income before income taxes                                           5,805       4,470       9,313     11,918
Income tax expense                                                   2,075       1,922       3,163      4,529
                                                                  --------    --------    --------   --------
Net income                                                        $  3,730    $  2,548    $  6,150   $  7,389
                                                                  ========    ========    ========   ========
Basic net income per share                                        $   0.21    $   0.13    $   0.34   $   0.38
                                                                  ========    ========    ========   ========
Diluted net income per share                                      $   0.21    $   0.12    $   0.34   $   0.35
                                                                  ========    ========    ========   ========
Share data:
Shares used in computing basic net income per share                 17,823      19,473      18,073     19,469
                                                                  ========    ========    ========   ========
Shares used in computing diluted net income per share               18,095      20,922      18,332     20,999
                                                                  ========    ========    ========   ========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                Three Months        Six Months
                                               Ended June 30,     Ended June 30,
                                              ---------------    -----------------
                                               2005     2006      2005       2006
                                              ------   ------    ------    -------
Net income                                   $ 3,730   $ 2,548   $ 6,150   $  7,389
Other comprehensive income (loss):
   Foreign currency translation adjustment      (691)    3,737      (337)     4,463
                                             -------   -------   -------   --------
Comprehensive income                         $ 3,039   $ 6,285   $ 5,813   $ 11,852
                                             =======   =======   =======   ========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                        -------------------
                                                                                          2005       2006
                                                                                        -------    --------
Cash flows from operating activities:
   Net income ......................................................................   $  6,150  $    7,389
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................      7,390       8,431
      Deferred income taxes ........................................................      1,128      (2,920)
      Amortization of share-based compensation .....................................        119       3,123
      Write-off of software ........................................................         --       1,283
      Changes in assets and liabilities:
         Accounts receivable .......................................................      9,835      (4,138)
         Inventories ...............................................................        (10)        231
         Prepaid and other assets ..................................................        833         518
         Accounts payable ..........................................................        755      (2,326)
         Accrued expenses ..........................................................       (586)        249
         Income taxes ..............................................................       (607)       (204)
         Deferred revenue ..........................................................        193       1,266
         Other, net ................................................................      1,406       1,744
                                                                                       --------   ---------
Net cash provided by operating activities ..........................................     26,606      14,646
                                                                                       --------   ---------
Cash flows from investing activities:
   Capital expenditures ............................................................     (3,326)     (3,020)
   Capitalized software development costs ..........................................     (5,172)     (3,975)
                                                                                       --------   ---------
Net cash used in investing activities ..............................................     (8,498)     (6,995)
                                                                                       --------   ---------
Cash flows from financing activities:
   Net repayments under line-of-credit agreements ..................................     (1,249)     (3,372)
   Proceeds from stock option exercises and employee stock purchase plan ...........      1,955      17,651
   Tax benefit from stock option exercises .........................................         68       4,318
                                                                                       --------   ---------
Net cash provided by financing activities ..........................................        774      18,597
                                                                                       --------   ---------
Effect of exchange rates on cash ...................................................     (1,805)      2,690
                                                                                       --------   ---------
Net change in cash and cash equivalents ............................................     17,077      28,938
Cash and cash equivalents at beginning of period ...................................     37,107      84,408
                                                                                       --------   ---------
Cash and cash equivalents at end of period .........................................   $ 54,184   $ 113,346
                                                                                       ========   =========
Supplemental disclosures of cash flow information:
   Interest paid ...................................................................   $    331   $      82
   Income taxes paid ...............................................................      3,616       4,527
   Cash received from income tax refunds ...........................................     (2,707)     (1,781)

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

NOTE 2 - STOCK OPTION GRANTS

In view of the recent media focus on stock option grants at other public companies, SPSS completed a detailed review of its accounting for stock option grants from the date of its initial public offering in 1993 to June 2006. The review indicated in a number of instances that the actual measurement dates for stock option grants differed from the measurement dates originally used for such awards. Based on the use of revised measurement dates, aggregate non-cash compensation expense of $5.3 million ($3.3 million net of tax) should have been recorded for those awards granted during the period under review. As a result of the review, the Company has determined that certain stock compensation expense should have been recorded in certain periods during 1993 through 2006 and, accordingly, the Company reclassified approximately $3.3 million of retained earnings to additional paid-in capital. This resulted in a reclassification to the December 31, 2005 balances decreasing retained earnings by $3.3 million and increasing additional paid in capital by a corresponding amount resulting in no net effect on total stockholders' equity. While the accounting review has been completed, the Company is continuing its investigation of the circumstance surrounding these option grants, but does not expect there to be any further accounting adjustments as a result of its continuing investigation.

The Company considers the impact on its current period quarterly and annual financial statements to be immaterial and does not intend to restate its financial statements for any prior periods. There was no effect on 2005 or 2006 previously reported results from operations. In addition, for the five-year period ended December 31, 2005, the net adjustment to previously reported diluted earnings per share due to additional compensation expense did not exceed $0.01 per diluted share in any individual year and the net cumulative five-year impact on net income was approximately $0.1 million, less than $0.01 per diluted share.

NOTE 3 - STOCK BASED COMPENSATION

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

     Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share-based awards in 2005. Accordingly, no compensation expense was recognized for share-based awards granted in connection with the issuance of stock options under the Company's equity incentive plans; however, compensation expense was recognized in connection with the issuance of restricted share units and stock options granted to non-employees under the Company's equity incentive plans. The adoption of SFAS No. 123R primarily resulted in a change in the Company's method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense for employee stock options and employee share-based awards granted prior to the adoption using the Black-Scholes pricing valuation model. The Company's pre-tax compensation cost for stock-based employee compensation under SFAS No. 123R was $0.7 million ($0.4 million after tax effects) and $1.4 million ($0.9 million after tax effects) for the three and six month periods ended June 30, 2006. As of June 30, 2006, there was approximately $4.4 million of unrecognized compensation cost related to unvested stock options granted prior to the adoption of SFAS No. 123R. This cost is expected to be recognized over the weighted average life, straight line, expected at approximately four years. Additionally, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows prior to the adoption of SFAS No. 123R. It is now required that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. The Company's excess tax benefits, classified as financing cash flows, for the six month period ended June 30, 2005 and June 30, 2006 were $0.1 million and $4.3 million respectively.

     Stock based compensation expense, including expense related to restricted share units, under the provision of SFAS No. 123R and APB No. 25 for the three and six month periods ended June 30, 2005 and 2006, respectively, was comprised as follows (in thousands):

                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                                    2005           2006              2005             2006
                                                 ----------     -----------        -------        ----------
Sales, Marketing and Services..................    $  --         $   606            $  --            $ 1,041
Research and Development.......................       --             347               --                609
General and Administrative.....................       82           1,239              119              1,473
                                                   -----         -------            -----            -------
Total Stock based compensation expense.........    $  82         $ 2,192            $ 119            $ 3,123

     The following table shows the effect of adopting SFAS No. 123R on selected reported items ("As Reported") and what those items would have been under previous guidance under ABP No. 25 ("Under APB No. 25") (in thousands, except share data):

                                              Three Months Ended          Six Months Ended
                                                 June 30, 2006              June 30, 2006
                                           ------------------------   ------------------------
                                                            Under                      Under
                                           As Reported   APB No. 25   As Reported   APB No. 25
                                           -----------   ----------   -----------   ----------
Income before income taxes..............     $ 4,470       $ 5,698      $ 11,918     $ 13,856
Net Income..............................       2,548         3,300         7,389        8,575
Cash flows from operating activities....       6,508         9,181        14,646       20,150
Cash flows from financing activities....       8,874         6,953        18,597       14,279

Basic earnings per share................     $  0.13       $  0.17      $   0.38     $   0.44
Diluted earnings per share..............     $  0.12       $  0.16      $   0.35     $   0.41

     Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options and employee share-based awards under the Company's equity incentive plans been determined based on fair value at the grant date consistent with SFAS No. 123R, the Company's net income and earnings per share for the three and six month periods ended June 30, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

                                                     Three Months Ended   Six Months Ended
                                                        June 30, 2005       June 30, 2005
                                                     ------------------   ----------------
Net income, as reported ..........................         $ 3,730            $ 6,150
Add:
   Stock-based employee compensation cost,
   net of related tax, included in net
   income, as reported ...........................              60                 60
Deduct:
   Total stock-based employee compensation expense
      determined under the fair value based method
      for all awards, net of related taxes .......            (725)            (1,586)
                                                           -------            -------
Pro forma net income .............................         $ 3,065            $ 4,624
                                                           =======            =======
Income per share:
   Basic-- as reported ...........................         $  0.21            $  0.34
   Basic-- pro forma .............................         $  0.17            $  0.26

   Diluted-- as reported .........................         $  0.21            $  0.34
   Diluted-- pro forma ...........................         $  0.17            $  0.25

     The Company has one active equity incentive plan with shares available for grant at June 30, 2006 as follows (in thousands):

                                                   1995   1999   2000   2002
                                                   Plan   Plan   Plan   Plan
                                                   ----   ----   ----   ----
Minimum  exercise  price as a percentage of
   fair market value at date of grant...........   100%   100%   100%   100%
Plan termination year...........................   2002   2002   2002

Shares available for grant at June 30, 2006.....    --     --     --    2,027

Additional information regarding options is as follows (in thousands, except per share data):

                                                     WEIGHTED
                                                      AVERAGE   WEIGHTED AVERAGE   AGGREGATE
                                                     EXERCISE       REMAINING      INTRINSIC
                                           OPTIONS     PRICE    CONTRACTUAL LIFE     VALUE
                                           -------   --------   ----------------   ---------
Outstanding at December 31, 2005........    3,263     $ 18.95         6.10
   Granted..............................       35       33.57         9.84
   Forfeited and expired................      (97)      19.57         8.14
   Exercised............................     (908)      19.16         4.89
                                            -----     -------         ----
Outstanding at June 30, 2006............    2,293     $ 19.06         5.94          $ 30,822
                                            =====     =======         ====          ========
Options exercisable at June 30, 2006....    1,695     $ 19.89         8.04          $ 21,601
                                            =====     =======         ====          ========

     The total intrinsic value of stock options exercised during the three and six-month periods ended June 30, 2006 was $5.9 million and $13.5 million, respectively and $0.1 million and $0.5 million for the comparable 2005 periods, respectively.

                                                     WEIGHTED AVERAGE
                                                        GRANT DATE      WEIGHTED AVERAGE
                                           OPTIONS      FAIR VALUE       EXERCISE PRICE
                                           -------   ----------------   ----------------
Non-vested options at June 30, 2006.....      598         $  8.44            $ 16.73
                                            -----         -------            -------
Vested options at June 30, 2006.........    1,695         $ 10.25            $ 19.89
                                            -----         -------            -------

     For purposes of calculating the compensation expense consistent with SFAS 123(R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the six month period ended June 30, 2006:

                                                                 SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                   JUNE 30, 2005      JUNE 30, 2006
                                                                 ----------------   ----------------
Expected volatility...........................................        38.17%             37.09%
Expected dividend yield.......................................          --%                --%
Expected risk-free interest rate..............................         4.21%              4.92%
Expected term of options......................................      8.00 years         6.15 years
Maximum contractual term......................................       10 Years           10 years
Weighted average grant date fair value of options granted.....         $8.47             $14.83

     The Company uses historical data to estimate volatility, the expected term and forfeitures of awards due to employee terminations in order to estimate compensation cost for awards expected to vest.

     As of June 30, 2006, the Company has $4.4 million of total unrecognized compensation cost under the currently active equity incentive plan and the equity incentive plans that were terminated in 2002. This cost is expected to be recognized over a four year period.

     The Company received $2.0 million and $17.7 million from stock options exercised during the six month periods ended June 30, 2005 and June 30, 2006, respectively.

     The Company's description of the active equity incentive plan has not changed from what was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 4 - DOMESTIC AND FOREIGN OPERATIONS

     Net revenues per geographic region are summarized as follows (in thousands):

                               Three Months Ended    Six Months Ended
                                    June 30,             June 30,
                               ------------------   -------------------
                                  2005      2006      2005       2006
                                -------   -------   --------   --------
Americas ..................    $ 25,595  $ 26,959  $  49,638  $  52,413
                               --------  --------  ---------  ---------
United Kingdom ............       8,444     8,750     17,047     16,336
The Netherlands ...........       6,070     7,923     12,355     15,369
Other .....................      10,045    10,806     18,671     21,422
                               --------  --------  ---------  ---------
   Total Europe ...........      24,559    27,479     48,073     53,127
                               --------  --------  ---------  ---------
Japan .....................       4,690     5,084     11,815     12,908
Other .....................       3,237     3,957      6,011      7,257
                               --------  --------  ---------  ---------
   Total Pacific Rim ......       7,927     9,041     17,826     20,165
                               --------  --------  ---------  ---------
      Total revenues ......    $ 58,081  $ 63,479  $ 115,537  $ 125,705
                               ========  ========  =========  =========

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

                                                             Three Months       Six Months
                                                            Ended June 30,    Ended June 30,
                                                           ---------------   ---------------
                                                            2005     2006     2005     2006
                                                           ------   ------   ------   ------
Basic weighted average common shares outstanding........   17,823   19,473   18,073   19,469
Dilutive effect of stock options........................      272    1,449      259    1,530
                                                           ------   ------   ------   ------
Diluted weighted average common shares outstanding......   18,095   20,922   18,332   20,999
                                                           ======   ======   ======   ======

Anti-dilutive shares not included in the diluted EPS calculation for the three and six month periods ended June 30, 2005 and June 30, 2006 were as follows (in thousands):

 Three Months      Six Months
Ended June 30,   Ended June 30,
--------------   --------------
  2005   2006      2005   2006
  ----   ----      ----   ----
  812     23        898    26

NOTE 6 - COST MANAGEMENT PROGRAMS

     During the three and six month periods ended June 30, 2005, the Company incurred certain expenses related to cost management programs totaling $0.4 million and $2.0 million, respectively. For the six months ended June 30, 2005, the cost management programs included $1.6 million for discontinued use of office space from consolidating certain activities and $0.4 million related to the layoff of approximately 24 employees in the sales, marketing and administrative functions. As of June 30, 2006, $0.3 million of these cost management programs remained in accrued liabilities. The Company expects the accrual to be utilized by January 31, 2007.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

NOTE 8 - SUBSEQUENT EVENTS

     On December 29, 2003, the Company entered into a distribution license and sale of assets agreement related to its Sigma-series product line with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"). On July 24, 2006, Systat made a payment of $1.0 million to SPSS to exercise its option to purchase the licensed property. This $1.0 million will be recorded as additional gain in the three months ended September 30, 2006.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30, 2006, AND COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO SIX MONTHS ENDED JUNE 30, 2006 .

NET REVENUES.

                            (In Thousands)                         Percent of
                     ----------------------------                Total Revenues
                     June 30,   June 30,   Amount   Percentage   --------------
Three Months Ended     2005       2006     Change     Change       2005   2006
------------------   --------   --------   ------   ----------     ----   ----
License               $ 24,413   $ 29,312  $ 4,899      20%         42%    46%
Maintenance             26,448     27,428      980       4%         46%    43%
Services                 7,220      6,739     (481)     (7)%        12%    11%
                      --------   --------  -------
   Net revenues       $ 58,081   $ 63,479  $ 5,398       9%        100%   100%
                      ========   ========  =======

                             (In Thousands)                         Percent of
                     -----------------------------                Total Revenues
                     June 30,   June 30,    Amount   Percentage   --------------
Six Months Ended       2005       2006      Change     Change       2005   2006
----------------     --------   --------   -------   ----------     ----   ----
License              $  50,410  $  59,185  $  8,775      17%         44%    47%
Maintenance             51,760     53,491     1,731       3%         45%    43%
Services                13,367     13,029      (338)     (3)%        11%    10%
                     ---------  ---------  --------
  Net revenues       $ 115,537  $ 125,705  $ 10,168       9%        100%   100%
                     =========  =========  ========

     The increases in license revenues were primarily driven by higher sales of SPSS desktop statistical analysis tools in all geographic regions except the United Kingdom and by higher market research revenues in the United States and United Kingdom. The increases were partially offset by changes in foreign currency which resulted in decreases of $0.2 million and $1.4 million for the three and six month periods ended June 30, 2006.

     The increases in maintenance revenues were primarily due to higher and consistent renewal rates for the Company's major offerings including increases in all geographic regions. Foreign currency resulted in maintenance revenue decreases of $0.2 million and $1.4 million for the three and six month periods ended June 30, 2006.

     The decreases in services revenues were primarily due to changes in foreign currency and a decreased number of consulting projects. Changes in foreign currency resulted in decreases of $0.1 million and $0.3 million for the three and six month periods ended June 30, 2006.

     Net revenues per geographic region, percent changes and percent of total revenues for the three and six month periods ended June 30, 2005 and June 30, 2006 were as follows:

                                        (In thousands)                         Percent of
                                 ----------------------------                Total Revenues
                                 June 30,   June 30,   Amount   Percentage   --------------
Three Months Ended                 2005       2006     Change     Change       2005  2006
------------------               --------   --------   ------   ----------     ----  -----
Americas .....................    $ 25,595   $ 26,959  $ 1,364       5%         44%   42%
                                  --------   --------  -------                 ---   ---
United Kingdom ...............       8,444      8,750      306       4%         15%   14%
The Netherlands ..............       6,070      7,923    1,853      31%         10%   13%
Other ........................      10,045     10,806      761       8%         17%   17%
                                  --------   --------  -------                 ---   ---
   Total Europe ..............      24,559     27,479    2,920      12%         42%   44%
                                  --------   --------  -------                 ---   ---
Japan ........................       4,690      5,084      394       8%          8%    8%
Other ........................       3,237      3,957      720      22%          6%    6%
                                  --------   --------  -------                 ---   ---
   Total Pacific Rim .........       7,927      9,041    1,114      14%         14%   14%
                                  --------   --------  -------                 ---   ---
   Total International .......      32,486     36,520    4,034      12%         56%   58%
                                  --------   --------  -------                 ---   ---
      Total revenues .........    $ 58,081   $ 63,479  $ 5,398       9%        100%  100%
                                  ========   ========  =======                 ---   ---

                                        (In thousands)                         Percent of
                                 ----------------------------                Total Revenues
                                 June 30,   June 30,   Amount   Percentage   --------------
Six Months Ended                   2005       2006      Change    Change       2005  2006
----------------                 --------   --------   -------  ----------     ----  -----
Americas .....................   $  49,638  $  52,413  $  2,775     6%          43%   42%
                                 ---------  ---------  --------                ---   ---
United Kingdom ...............      17,047     16,336      (711)   (4)%         15%   13%
The Netherlands ..............      12,355     15,369     3,014    24%          11%   12%
Other ........................      18,671     21,422     2,751    15%          16%   17%
                                 ---------  ---------  --------                ---   ---
   Total Europe ..............      48,073     53,127     5,054    11%          42%   42%
                                 ---------  ---------  --------                ---   ---
Japan ........................      11,815     12,908     1,093     9%          10%   10%
Other ........................       6,011      7,257     1,246    21%           5%    6%
                                 ---------  ---------  --------                ---   ---
   Total Pacific Rim .........      17,826     20,165     2,339    13%          15%   16%
                                 ---------  ---------  --------                ---   ---
   Total International .......      65,899     73,292     7,393    11%          57%   58%
                                 ---------  ---------  --------                ---   ---
      Total revenues .........   $ 115,537  $ 125,705  $ 10,168     9%         100%  100%
                                 =========  =========  ========                ---   ---

     Net revenue growth in 2006 reflected the increased demand for certain market research and statistical products, a strong renewal base for the Company's products and the increasing geographic coverage of the business.

     Net revenues derived internationally increased 11% from the six month period ended June 30, 2005 to the six month period ended June 30, 2006. This increase resulted from expansion in generally all significant international markets including the Netherlands, Japan, Germany, France, Denmark, Belgium, Southeast Asia and Australia partially offset by a decrease in the United Kingdom. The increases in international revenues were partially offset by changes in foreign currency exchange rates which resulted in a decrease in international revenues of $3.2 million, including $1.0 million in Japan, $0.7 million in the United Kingdom and $0.5 million in the Netherlands. The percentage of net revenues derived from the United States increased by 6% from 2005 to 2006 reflecting increases in all license and maintenance revenue categories.

COST OF LICENSE AND MAINTENANCE REVENUES.

                                                                                   Percent of
                                        (In thousands)                           Total Revenues
                                      -----------------    Amount   Percentage   --------------
Period                                  2005      2006     Change     Change       2005   2006
------                                -------   -------   -------   ----------     ----   ----
Three months ended June 30, .......    $ 4,066  $ 4,046    $ (20)       NM          7%     6%
Six months ended June 30, .........    $ 7,767  $ 8,196    $ 429        6%          6%     7%

     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs were essentially unchanged in the three month periods ended June 30, 2005 and June 30, 2006. These costs increased in the six month period ended June 30, 2006 from the respective period in 2005 primarily due to higher amortization expense of capitalized software development costs. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues in the remaining quarters of the 2006 fiscal year.

COST OF LICENSE AND MAINTENANCE REVENUES-SOFTWARE WRITE-OFF.

                                                                                   Percent of
                                        (In thousands)                           Total Revenues
                                      -----------------    Amount   Percentage   --------------
Period                                  2005      2006     Change     Change       2005   2006
------                                -------   -------   -------   ----------     ----   ----
Three months ended June 30, .......     $ --    $    --   $    --       --%         --%    --%
Six months ended June 30, .........     $ --    $ 1,283   $ 1,283        NM         --%     1%

     Costs of license and maintenance revenues-software write-off was $1.3 million in the six month period ended June 30, 2006. During the first quarter of 2006, the Company wrote off certain software to a fair value of zero as the Company determined that the future use of the software was no longer likely.

SALES, MARKETING AND SERVICES.

                                                                                   Percent of
                                        (In thousands)                           Total Revenues
                                      -----------------    Amount   Percentage   --------------
Period                                  2005      2006     Change     Change       2005   2006
------                                -------   -------   -------   ----------     ----   ----
Three months ended June 30, .......   $ 29,247  $ 31,561   $ 2,314      8%          50%   50%
Six months ended June 30, .........   $ 59,525  $ 61,957   $ 2,432      4%          52%   49%

     Sales, marketing and services expenses increased from the three and six month periods ended June 30, 2005 to the three and six month periods ended June 30, 2006 primarily due to higher travel and organization meeting costs as well as increased compensation costs due to share-based payments of $0.6 million and $1.0 million for the three and six month periods ended June 30, 2006. These increased expenses were partially offset by changes in foreign currency of $0.2 million and $1.6 million for the three and six month periods ended June 30, 2006.

RESEARCH AND DEVELOPMENT.

                                                                                   Percent of
                                        (In thousands)                           Total Revenues
                                      -----------------    Amount   Percentage   --------------
Period                                  2005      2006     Change     Change       2005   2006
------                                -------   -------   -------   ----------     ----   ----
Three months ended June 30, .......   $ 10,994  $ 13,089   $ 2,095      19%         19%    21%
Six months ended June 30, .........   $ 22,398  $ 25,918   $ 3,520      16%         19%    21%

     Research and development costs increased from the three and six month periods ended June 30, 2005 to the three and six month periods ended June 30, 2006 primarily due to annual compensation increases, increased project related expenses as well as increased costs due to share-based payments of $0.3 million and $0.6 million for the three and six month periods ended June 30, 2006

GENERAL AND ADMINISTRATIVE.

                                                                                   Percent of
                                        (In thousands)                           Total Revenues
                                      -----------------    Amount   Percentage   --------------
Period                                  2005      2006     Change     Change       2005   2006
------                                --------  --------   -------- ----------     ----   ----
Three months ended June 30, .......   $  6,486  $  8,761   $ 2,275      35%         11%    14%
Six months ended June 30, .........   $ 14,577  $ 15,377   $   800       5%         13%    12%

     General and administrative expenses increased from the three and six month periods ended June 30, 2005 to the three and six month periods ended June 30, 2006 primarily due to increased compensation related to share-based payments of $1.2 million and $1.5 million for the three and six month periods ended June 30, 2006. In addition, the Company incurred additional expense during the three month period ended June 30, 2006 due to the timing of certain professional services.

NET INTEREST INCOME (EXPENSE).

                                                                                   Percent of
                                        (In thousands)                           Total Revenues
                                      -----------------    Amount   Percentage   --------------
Period                                  2005      2006     Change     Change       2005   2006
------                                -------   -------   -------   ----------     ----   ----
Three months ended June 30, .......    $ (26)   $   659   $   685       NM          --%    1%
Six months ended June 30, .........    $ (47)   $ 1,005   $ 1,052       NM          --%    1%

     Net interest income in the three and six month periods ended June 30, 2006 related to interest earned on higher investment cash balances. Contributing to the increase from 2005 is a decrease in interest expense resulting from the repayment of the Company's term loan in March 2006. Net interest income should increase in the remaining quarters of the 2006 fiscal year as cash balances increase from the Company's operating cash flows throughout the year.

OTHER EXPENSE.

                                                                                   Percent of
                                        (In thousands)                           Total Revenues
                                      -----------------    Amount   Percentage   --------------
Period                                  2005       2006    Change     Change       2005   2006
------                                -------    -------  -------   ----------     ----   ----
Three months ended June 30, .......  $ (1,457)  $ (2,211) $ (754)       52%        (3)%   (3)%
Six months ended June 30, .........  $ (1,910)  $ (2,061) $ (151)        8%        (2)%   (2)%

     Other expense decreased from the three and six month period ended June 30, 2005 to the three and six month periods ended June 30, 2006 primarily due to transaction losses resulting from changes in the value of U.S. dollar denominated intercompany receivables/payables. Other expense includes losses from foreign currency transactions recognized as a result of the changes of the U.S. dollar against other major currencies. These losses in the three and six month periods ended June 30, 2005 and June 30, 2006 were primarily due to the changes in value of U.S. dollar-denominated receivables held in international locations principally related to the British Pound and Euro.

INCOME TAX EXPENSE.

                                                                                   Percent of
                                        (In thousands)                           Pre-Tax Income
                                      -----------------    Amount   Percentage   --------------
Period                                  2005      2006     Change     Change       2005   2006
------                                -------   -------   -------   ----------     ----   ----
Three months ended June 30, .......   $ 2,075   $ 1,922   $  (153)      (7)%        36%   43%
Six months ended June 30, .........   $ 3,163   $ 4,529   $ 1,366       43%         34%   38%

     The income tax provision increased from the six month period ended June 30, 2005 to the six month period ended June 30, 2006 and as a percent of pretax income. The income tax provision was 38% of pretax income for the six month period ended June 30, 2006 with the increase principally reflecting a higher mix of income in taxing jurisdictions with higher income tax rates. The Company's effective tax rate is expected to remain at or near 38% for the remainder of the 2006 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     During the six month period ended June 30, 2006, SPSS generated cash in excess of its operating requirements. As of June 30, 2006, SPSS had $113.3 million in cash and cash equivalents compared with $84.4 million at December 31, 2005. Factors affecting cash and cash equivalents during the six month period ended June 30, 2006 include:

          OPERATING CASH FLOWS:

          - Cash derived from operating activities was $14.6 million. This cash resulted primarily from net income partially offset by timing of accounts payable disbursements, receivable billing and income tax payments.

          - Accounts receivable billing decreased operating cash flow by $4.1 million. Average days sales outstanding were 70 days at June 30, 2006, compared to 63 days at December 31, 2005 and 60 days at June 30, 2005.

          - Timing of accounts payable disbursements decreased cash from operating activities by $2.3 million.

          - Increases in deferred revenue contributed $1.3 million to cash from operating activities.

          INVESTING ACTIVITIES:

          -    Capital expenditures were $3.0 million.

          -    Capitalized software costs were $4.0 million.

          FINANCING ACTIVITIES:

          - Financing activities provided cash proceeds of $17.7 million from the issuance of common stock, primarily through the exercise of stock options.

          - The Company paid off the remaining balance of its term loan in the amount of $3.4 million.

          - Tax benefits recognized from stock option exercises were $4.3 million.

     Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $7.0 million. Management believes that cash flows from future operating activities will be more than adequate to meet future capital expenditures, software development costs and costs arising from the ongoing stock option review discussed in Note 2 to the financial statements.

     On March 31, 2003, SPSS entered into a four (4) year, $25.0 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10.0 million (all of which has been repaid), two revolving lines of credit and a letter of credit facility not to exceed $3.0 million. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3.5 million provided that no event of default exists. As of June 30, 2006, the Company has availability of $6.9 million under its lines of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. One component of the revolving line of credit bears interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down the term loan of $10.0 million in equal annual installments over the scheduled four (4) year repayment period. During the first fiscal quarter of 2006, the Company repaid the balance of the term loan in full and, at June 30, 2006, the Company did not have any amounts outstanding under its line of credit with Wells Fargo Foothill.

     The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. The Company was in compliance with all covenants as of June 30, 2006.

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

     The Company has no significant off-balance sheet arrangements at June 30, 2006.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, impairment of goodwill and intangible assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. Additionally, the Company has implemented FASB Statement No. 123 (R) in accordance with the guidelines as set forth in the SPSS Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the SPSS Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

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

     The Company is exposed to market risk from fluctuations in foreign currency exchange rates. Since a substantial portion of its operations and revenue occur outside the United States and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. To manage this exposure to fluctuations of currency exchange rates, SPSS may enter into various financial instruments, such as options, which generally mature within 12 months. Gains and losses on these instruments are recognized in other income or expense. During 2005 and 2006, the Company did not enter into any foreign exchange instruments. At June 30, 2006, the Company did not have any foreign currency exchange option contracts outstanding.

     Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at June 30, 2006, the reported cash balance would decrease $6.3 million, or 5.5 percent. Management expects that the decrease would have a material adverse effect on the Company's financial results.

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

     Changes in Internal Control Over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As discussed in Note 2 to the financial statements, in July 2006 the Company completed a detailed review of its accounting for stock option grants from the date of its initial public offering in 1993 to June 2006. No changes in the Company's internal control over financial reporting have been made as a result of this review.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on April 27, 2006. The following persons were nominated and elected to serve as Directors of the Company for a term of three years or until their successors have been duly elected and qualified.

   NOMINEE         FOR        WITHHELD
   -------      ----------   ---------
Jack Noonan     17,246,447     707,171
Michael Blair   16,560,773   1,392,845

In addition, William Binch, Kenneth Holec, Michael E. Lavin, Merritt Lutz, Norman H. Nie and Charles R. Whitchurch remained as directors of SPSS after the meeting.

The Company's stockholders also approved the adoption of the Company's Second Amended and Restated 2002 Equity Incentive Plan. This proposal received the following votes:

    FOR       AGAINST    ABSTAIN   NON-VOTES
----------   ---------   -------   ---------
12,972,910   2,749,179   597,646   1,633,883

Finally, the SPSS stockholders ratified the appointment of Grant Thornton LLP to serve as the Company's independent auditor for fiscal year 2006 by the following votes:

    FOR       AGAINST    ABSTAIN   NON-VOTES
----------   ---------   -------   ---------
17,940,670     11,419     1,529       n/a

ITEM 6. EXHIBITS

                                                                                    INCORPORATION
EXHIBIT                                                                             BY REFERENCE
 NUMBER                     DESCRIPTION OF DOCUMENT                                (IF APPLICABLE)
-------                     -----------------------                                ---------------
 10.27    Second Amended and Restated 2002 Equity Incentive Plan                   (1), Appendix B

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

(1) Previously filed with the 2006 Proxy Statement of SPSS Inc., filed on March 28, 2006 (File No. 000-22194).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPSS Inc.


Date: August 2, 2006                    By: /s/ Jack Noonan
                                            ------------------------------------
                                            Jack Noonan
                                            President and Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.


Date: August 2, 2006                    By: /s/ Raymond H. Panza
                                            ------------------------------------
                                            Raymond H. Panza
                                            Executive Vice President, Corporate
                                            Operations, Chief Financial Officer
                                            and Secretary

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