Form 10-Q
period 2006-09-30
SPSS INC
filed 2006-11-02
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of October 27, 2006, was 19,720,917.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2006

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
           CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND
              SEPTEMBER 30, 2006.........................................     3
           CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE
              MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2006............     4
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE
              AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2006...     5
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH
              PERIODS ENDED SEPTEMBER 30, 2005 AND 2006..................     6
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................     7
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................    12
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    18
   ITEM 4. CONTROLS AND PROCEDURES.......................................    19

PART II - OTHER INFORMATION
   ITEM 6. EXHIBITS......................................................    20

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                         December 31,   September 30,
                                                              2005          2006
                                                         ------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents..........................     $ 84,408        $119,528
   Accounts receivable, net...........................       42,488          47,471
   Inventories, net...................................          879             750
   Deferred income taxes..............................        5,624           5,193
   Prepaid income taxes...............................        5,067           4,899
   Other current assets...............................        5,233           4,827
                                                           --------        --------
     Total current assets.............................      143,699         182,668
Property, equipment and leasehold improvements, net...       20,441          18,496
Capitalized software development costs, net...........       28,522          30,783
Goodwill..............................................       41,207          41,655
Intangibles, net......................................        3,627           3,490
Deferred income taxes.................................       32,938          35,136
Other noncurrent assets...............................        1,463           2,449
                                                           --------        --------
      Total assets....................................     $271,897        $314,677
                                                           ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable......................................     $  2,500        $     --
   Accounts payable...................................        9,678           7,355
   Income taxes and value added taxes payable.........        9,024           7,891
   Deferred revenues..................................       63,980          67,697
   Other accrued liabilities..........................       21,102          20,853
                                                           --------        --------
      Total current liabilities.......................      106,284         103,796
Noncurrent deferred income taxes......................          449             506
Noncurrent notes payable..............................          872              --
Other noncurrent liabilities..........................          546             761
Stockholders' equity:
   Common Stock, $.01 par value; 50,000,000 shares
      authorized; 18,724,649 and 19,702,725 shares
      issued and outstanding in 2005 and 2006,
      respectively....................................          187             197
   Additional paid-in capital (See Note 2)............      177,440         210,110
   Deferred compensation..............................       (1,069)         (6,253)
   Accumulated other comprehensive loss...............       (9,420)         (4,190)
   Retained earnings (accumulated deficit)
      (See Note 2)....................................       (3,392)          9,750
                                                           --------        --------
      Total stockholders' equity......................      163,746         209,614
                                                           --------        --------
         Total liabilities and stockholders' equity...     $271,897        $314,677
                                                           ========        ========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended    Nine Months Ended
                                                           September 30,        September 30,
                                                        ------------------   -------------------
                                                           2005      2006      2005       2006
                                                         -------   -------   --------   --------
Net revenues:
   License                                               $27,359   $30,013   $ 77,769   $ 89,198
   Maintenance                                            25,028    27,970     76,788     81,461
   Services                                                5,905     6,701     19,272     19,730
                                                         -------   -------   --------   --------
Net revenues                                              58,292    64,684    173,829    190,389
                                                         -------   -------   --------   --------
Operating expenses:
   Cost of license and maintenance revenues                3,984     4,253     11,751     12,449
   Cost of license and maintenance revenues--software
      write-off                                               --        --         --      1,283
   Sales, marketing and services                          28,322    31,448     87,847     93,405
   Research and development                               11,213    11,414     33,611     37,332
   General and administrative                              6,606     7,935     21,183     23,312
                                                         -------   -------   --------   --------
Operating expenses                                        50,125    55,050    154,392    167,781
                                                         -------   -------   --------   --------
Operating income                                           8,167     9,634     19,437     22,608
                                                         -------   -------   --------   --------
Other income (expense):
   Net interest income                                        68       929         21      1,934
   Gain on divesture of Sigma-series product line             --     1,000         --      1,000
   Other                                                    (257)   (2,621)    (2,167)    (4,682)
                                                         -------   -------   --------   --------
Other income (expense)                                      (189)     (692)    (2,146)    (1,748)
                                                         -------   -------   --------   --------
Income before income taxes                                 7,978     8,942     17,291     20,860
Income tax expense                                         3,926     3,189      7,089      7,718
                                                         -------   -------   --------   --------
Net income                                               $ 4,052   $ 5,753   $ 10,202   $ 13,142
                                                         =======   =======   ========   ========
Basic net income per share                               $  0.23   $  0.29   $   0.56   $   0.67
                                                         =======   =======   ========   ========
Diluted net income per share                             $  0.22   $  0.28   $   0.55   $   0.63
                                                         =======   =======   ========   ========
Share data:
Shares used in computing basic net income per share       17,901    19,697     18,111     19,642
                                                         =======   =======   ========   ========
Shares used in computing diluted net income per share     18,647    20,649     18,546     20,885
                                                         =======   =======   ========   ========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                             Three Months Ended   Nine Months Ended
                                               September 30,        September 30,
                                             -----------------    -----------------
                                                2005     2006       2005      2006
                                               ------   ------    -------   -------
Net income                                     $4,052   $5,753    $10,202   $13,142
Other comprehensive income (loss):
   Foreign currency translation adjustment       (207)     767       (544)    5,230
                                               ------   ------    -------   -------
Comprehensive income                           $3,845   $6,520    $ 9,658   $18,372
                                               ======   ======    =======   =======

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                       2005       2006
                                                     --------   --------
Cash flows from operating activities:
   Net income ....................................   $ 10,202   $ 13,142
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..............     10,881     12,747
      Deferred income taxes ......................      3,073     (1,710)
      Amortization of share-based compensation ...        257      5,028
      Write-off of software ......................         --      1,283
      Gain on sale of product line ...............         --     (1,000)
      Changes in assets and liabilities:
         Accounts receivable .....................      9,488     (3,468)
         Inventories .............................        (96)       135
         Prepaid and other assets ................        812        491
         Accounts payable ........................       (234)    (2,454)
         Accrued expenses ........................       (952)      (681)
         Income taxes ............................     (1,252)    (1,137)
         Deferred revenue ........................        529      1,624
         Other, net ..............................      1,390      1,952
                                                     --------   --------
Net cash provided by operating activities ........     34,098     25,952
                                                     --------   --------
Cash flows from investing activities:
   Capital expenditures ..........................     (4,229)    (4,231)
   Capitalized software development costs ........     (8,092)    (9,407)
   Proceeds from the divesture of Sigma-series
      product line ...............................         --      1,000
   Purchase of business and intangibles ..........       (780)        --
                                                     --------   --------
Net cash used in investing activities ............    (13,101)   (12,638)
                                                     --------   --------
Cash flows from financing activities:
   Repayments under line-of-credit agreements ....     (1,882)    (3,372)
   Proceeds from stock option exercises and
      employee stock purchase plan ...............      4,876     18,530
   Tax benefit from stock option exercises .......         --      4,340
                                                     --------   --------
Net cash provided by financing activities ........      2,994     19,498
                                                     --------   --------
Effect of exchange rates on cash .................     (2,021)     2,308
                                                     --------   --------
Net change in cash and cash equivalents ..........     21,970     35,120
Cash and cash equivalents at beginning of
   period ........................................     37,107     84,408
                                                     --------   --------
Cash and cash equivalents at end of period .......     59,077   $119,528
                                                     ========   ========
Supplemental disclosures of cash flow information:
   Interest paid .................................   $    468   $     88
   Income taxes paid .............................      6,531      6,390
   Cash received from income tax refunds .........     (3,481)    (1,802)

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Where appropriate, some items relating to prior years have been reclassified to conform to the presentation in the current year.

NOTE 2 - STOCK OPTION GRANTS

     In view of the recent media focus on stock option grants at other public companies, SPSS completed a detailed review of its accounting for stock option grants from the date of its initial public offering in 1993 to September 2006. The review indicated in a number of instances that the actual measurement dates for stock option grants differed from the measurement dates originally used for such awards. Based on the use of revised measurement dates, aggregate non-cash compensation expense of $5.3 million ($3.3 million net of tax) should have been recorded for those awards granted during the period under review. As a result of the review, the Company determined that certain stock compensation expense should have been recorded during 1993 through 2006. During the second quarter of 2006, the Company reclassified approximately $3.3 million of retained earnings to additional paid-in capital. This resulted in a reclassification to the December 31, 2005 balances decreasing retained earnings by $3.3 million and increasing additional paid in capital by a corresponding amount resulting in no net effect on total stockholders' equity. The Company has completed its review of stock option grants and has determined that no further accounting adjustments were necessary.

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

NOTE 3 - STOCK BASED COMPENSATION

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)" or the "Statement"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

     Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share-based awards in 2005. Accordingly, no compensation expense was recognized for share-based awards granted in connection with the issuance of stock options under the Company's equity incentive plans; however, compensation expense was recognized in connection with the issuance of restricted share units and stock options granted to non-employees under the Company's equity incentive plans. The adoption of SFAS No. 123(R) primarily resulted in a change in the Company's method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123(R) resulted in the Company recording compensation expense for employee stock options and employee share-based awards granted prior to the adoption using the Black-Scholes pricing valuation model. The Company's pre-tax compensation cost for stock-based employee compensation under SFAS No. 123(R) was $0.7 million ($0.4 million after tax effects) and $2.6 million ($1.6 million after tax effects) for the three and nine month periods ended September 30, 2006. As of September 30, 2006, there was approximately $3.7 million of unrecognized compensation cost related to unvested stock options granted prior to the adoption of SFAS No. 123(R). This cost is expected to be recognized over the weighted average life, straight line, expected at approximately four years. Additionally, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows prior to the adoption of SFAS No. 123(R). It is now required that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. The Company's excess tax benefits, classified as financing cash flows, for the nine month period ended September 30, 2006 was $4.3 million.

          Stock based compensation expense, including expense related to restricted share units, under the provision of SFAS No. 123(R) and APB No. 25 for the three and nine month periods ended September 30, 2005 and 2006, respectively, was comprised as follows (in thousands):

                                            Three Months Ended   Nine Months Ended
                                               September 30,       September 30,
                                            ------------------   -----------------
                                               2005    2006        2005    2006
                                               ----   ------       ----   ------
Sales, Marketing and Services ...........      $ --   $  321       $ --   $1,362
Research and Development ................        --      312         --      921
General and Administrative ..............       138    1,272        257    2,745
                                               ----   ------       ----   ------
Total Stock based compensation expense ..      $138   $1,905       $257   $5,028

     The following table shows the effect of adopting SFAS No. 123(R) on selected reported items ("As Reported") and what those items would have been under previous guidance under ABP No. 25 ("Under APB No. 25") (in thousands, except share data):

                                               Three Months Ended          Nine Months Ended
                                               September 30, 2006         September 30, 2006
                                            ------------------------   ------------------------
                                                             Under                      Under
                                            As Reported   APB No. 25   As Reported   APB No. 25
                                            -----------   ----------   -----------   ----------
Income before income taxes...............     $ 8,942       $ 9,619      $20,860       $23,475
Net Income...............................       5,753         6,167       13,142        14,742
Cash flows from operating activities.....      11,306        11,742       25,952        31,892
Cash flows from financing activities.....         901           879       19,498        15,158
Basic earnings per share.................     $  0.29       $  0.31      $  0.67       $  0.75
Diluted earnings per share...............     $  0.28       $  0.30      $  0.63       $  0.71

     Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options and employee share-based awards under the Company's equity incentive plans been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net income and earnings per share for the three and nine month periods ended September 30, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

                                            Three Months Ended    Nine Months Ended
                                            September 30, 2005   September 30, 2005
                                            ------------------   ------------------
Net income, as reported .................         $4,052               $10,202
Add:
   Stock-based employee compensation
   cost, net of related tax, included in
   net income, as reported ..............             88                   144
Deduct:
   Total stock-based employee
   compensation expense determined under
   the fair value based method for all
   awards, net of related taxes .........           (732)               (2,098)
                                                  ------               -------
Pro forma net income ....................         $3,408               $ 8,248
                                                  ======               =======
Income per share:
   Basic-- as reported ..................         $ 0.23               $  0.56
   Basic-- pro forma ....................         $ 0.19               $  0.46
   Diluted-- as reported ................         $ 0.22               $  0.55
   Diluted-- pro forma ..................         $ 0.18               $  0.44

The Company has one active equity incentive plan with shares available for grant at September 30, 2006 as follows (in thousands):

                                            1995   1999   2000    2002
                                            Plan   Plan   Plan    Plan
                                            ----   ----   ----   -----
Minimum  exercise price as a percentage
   of fair market value at date of
   grant ................................    100%   100%   100%    100%
Plan termination year ...................   2002   2002   2002
Shares available for grant at September
   30, 2006 .............................     --     --     --   2,059

Additional information regarding options is as follows (in thousands, except per share data):

                                                      WEIGHTED
                                                       AVERAGE   WEIGHTED AVERAGE   AGGREGATE
                                                      EXERCISE       REMAINING      INTRINSIC
                                            OPTIONS     PRICE    CONTRACTUAL LIFE     VALUE
                                            -------   --------   ----------------   ---------
Outstanding at December 31, 2005.........    3,263     $18.95          6.10
   Granted...............................       35      33.57          9.59
   Forfeited and expired.................     (127)     21.25          7.89
   Exercised.............................     (913)     18.78          4.72
Outstanding at September 30, 2006........    2,258     $18.96          5.62          $27,463
Options exercisable at September 30,
   2006..................................    1,780     $19.53          7.13          $20,772

     The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2006 was $0.1 million and $14.6 million, respectively and $1.0 million and $1.4 million for the comparable 2005 periods, respectively.


                                                      WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                         GRANT DATE          EXERCISE
                                            OPTIONS      FAIR VALUE            PRICE
                                            -------   ----------------   ----------------
Non-vested options at September 30,
   2006..................................      478          $8.52             $16.84
Vested options at September 30, 2006.....    1,780          $9.77             $19.53

     For purposes of calculating the compensation expense consistent with SFAS No. 123(R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine month period ended September 30, 2006:

                                            NINE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER           SEPTEMBER
                                                 30, 2005            30, 2006
                                            -----------------   -----------------
Expected volatility......................         38.17%              37.09%
Expected dividend yield..................          --%                 --%
Expected risk-free interest rate.........         4.06%               4.92%
Expected term of options.................       8.00 years          6.15 years
Maximum contractual term.................        10 years            10 years
Weighted average grant date fair value of
   options granted.......................         $9.61               $14.83

     The Company uses historical data to estimate volatility, the expected term and forfeitures of awards due to employee terminations in order to estimate compensation cost for awards expected to vest.

     As of September 30, 2006, the Company has $3.7 million of total unrecognized compensation cost under the currently active equity incentive plan and the equity incentive plans that were terminated in 2002. This cost is expected to be recognized over a four year period.

     The Company received $4.9 million and $18.5 million from stock options exercised during the nine month periods ended September 30, 2005 and September 30, 2006, respectively.

     The Company's description of the active equity incentive plan has not changed from what was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 4 - DOMESTIC AND FOREIGN OPERATIONS

     Net revenues per geographic region are summarized as follows (in thousands):

                                            Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                            ------------------   -------------------
                                               2005      2006      2005       2006
                                             -------   -------   --------   --------
Americas.................................    $27,480   $28,891   $ 77,118   $ 81,304
                                             -------   -------   --------   --------
United Kingdom...........................      7,399     8,469     24,447     24,805
The Netherlands..........................      6,839     7,313     19,194     22,682
Other....................................      9,213    11,145     27,882     32,567
                                             -------   -------   --------   --------
   Total Europe..........................     23,451    26,927     71,523     80,054
                                             -------   -------   --------   --------
Japan....................................      4,451     5,194     16,266     18,102
Other....................................      2,910     3,672      8,922     10,929
                                             -------   -------   --------   --------
   Total Pacific Rim.....................      7,361     8,866     25,188     29,031
                                             -------   -------   --------   --------
      Total revenues.....................    $58,292   $64,684   $173,829   $190,389
                                             =======   =======   ========   ========

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

                                                        Three Months Ended   Nine Months Ended
                                                           September 30,       September 30,
                                                        ------------------   -----------------
                                                           2005     2006       2005     2006
                                                          ------   ------     ------   ------
Basic weighted average common shares outstanding ....     17,901   19,697     18,111   19,642
Dilutive effect of stock options ....................        746      952        435    1,243
                                                          ------   ------     ------   ------
Diluted weighted average common shares outstanding ..     18,647   20,649     18,546   20,885
                                                          ======   ======     ======   ======

     Anti-dilutive shares not included in the diluted EPS calculation for the three and nine month periods ended September 30, 2005 and September 30, 2006 were as follows (in thousands):

Three Months Ended   Nine Months Ended
   September 30,       September 30,
------------------   -----------------
    2005   2006         2005   2006
    ----   ----         ----   ----
     359    45           654    32

NOTE 6 -- FINANCIAL INSTRUMENTS

     The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value. Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risk(s).

     The Company is exposed to risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside of the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. Additionally, these changes can significantly affect intercompany balances that are denominated in different currencies.

     To reduce this risk, the Company entered into forward contracts during the third quarter of 2006 for the purpose of hedging future foreign currency exposure on intercompany balances between its subsidiaries. The principal currency hedged is the Japanese Yen. These contracts will call for the purchase of local currencies specified at a future date to settle the intercompany balance between the entities. The settlement date for these contracts is June 18, 2007. Additionally, the Company does not use derivative instruments for speculative or trading purposes.

     On the date the contracts were entered into, the Company designated them as fair value hedges. The Company formally documented its hedging relationship, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Additionally, at inception, the Company formally assessed that the transactions will be highly effective in offsetting changes in the fair value of the hedged items.

     The change in the fair value of the contracts, since they were entered into, will be recorded as a current asset in the Consolidated Balance Sheets. The fair value is based upon foreign exchange spot rates at the end of the period. Any changes in the fair value of the instrument will be recorded as a component of other income/ expense. As of September 30, 2006, the change in fair value is $0.1 million. The notional amount of the forward contracts as of September 30, 3006 is $10.9 million.

NOTE 7 -- GAIN ON DIVESTURE OF SIGMA-SERIES PRODUCT LINE

     On December 29, 2003, the Company entered into a distribution license and sale of assets agreement related to its Sigma-series product line with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"). During the third quarter of 2006, Systat made a final payment of $1.0 million to SPSS to exercise its option to purchase the licensed property. This $1.0 million was recorded as other income in the third quarter of 2006.

NOTE 8 -- COST MANAGEMENT PROGRAMS

     During the nine month period ended September 30, 2005, the Company incurred certain expenses related to cost management programs totaling $2.0 million, respectively. This included $1.6 million for discontinued use of office space from consolidating certain activities and $0.4 million related to the layoff of approximately 24 employees in the sales, marketing and administrative functions. As of September 30, 2006, $44 thousand of these cost management programs remained in accrued liabilities. The Company expects the accrual to be utilized by January 31, 2007.

NOTE 9 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

     In September 2006, the SEC issued Staff Accounting Bulleting (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that have been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for the Company at December 31, 2006. The Company is currently reviewing the provisions of SAB No. 108, but does not expect it to have a material impact on its financial statements.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2006, AND COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2006.

NET REVENUES.

                                 (In Thousands)
                     --------------------------------------                Percent of Total Revenues
                     September 30,   September 30,   Amount   Percentage   -------------------------
Three Months Ended       2005             2006       Change     Change            2005   2006
------------------   -------------   -------------   ------   ----------          ----   ----
License                 $27,359         $30,013      $2,654       10%              47%    46%
Maintenance              25,028          27,970       2,942       12%              43%    43%
Services                  5,905           6,701         796       13%              10%    11%
                        -------         -------      ------
   Net revenues         $58,292         $64,684      $6,392       11%             100%   100%

                                 (In Thousands)
                     ---------------------------------------                Percent of Total Revenues
                     September 30,   September 30,    Amount   Percentage   -------------------------
Nine Months Ended        2005             2006        Change     Change            2005   2006
------------------   -------------   -------------   -------   ----------          ----   ----
License                 $ 77,769        $ 89,198     $11,429       15%              45%    47%
Maintenance               76,788          81,461       4,673        6%              44%    43%
Services                  19,272          19,730         458        2%              11%    10%
                        --------        --------     -------
   Net revenues         $173,829        $190,389     $16,560       10%             100%   100%

     The increases in license revenues were primarily driven by higher sales of SPSS desktop statistical analysis tools in all major geographic regions and by higher market research product revenues in the United States. In addition, changes in currency exchange rates resulted in an increase of $0.3 million in the three month period ended September 30, 2006 and a decrease of $1.1 million in the nine month period ended September 30, 2006.

     The increases in maintenance revenues were primarily due to higher and consistent renewal rates for the Company's major offerings including increases in all geographic regions. Foreign currency resulted in maintenance revenue increase of $0.5 million in the three month period ended September 30, 2006 and a decrease of $0.9 million for the nine month period ended September 30, 2006.

     The increases in services revenues were primarily due to an increase in consulting projects as a consequence of higher license revenue during 2006. Changes in foreign currency resulted in an increase of $0.1 million for the three month period ended September 30, 2006 and a decrease of $0.2 million for nine month period ended September 30, 2006.

     Net revenues per geographic region, percent changes and percent of total revenues for the three and nine month periods ended September 30, 2005 and September 30, 2006 were as follows:

                                        (In thousands)
                            --------------------------------------                Percent of Total Revenues
                            September 30,   September 30,   Amount   Percentage   -------------------------
Three Months Ended               2005            2006       Change     Change            2005   2006
-------------------------   -------------   -------------   ------   ----------          ----   ----
Americas ................      $27,480         $28,891      $1,411        5%              47%    45%
                               -------         -------      ------      ---              ---    ---
United Kingdom ..........        7,399           8,469       1,070       14%              13%    13%
The Netherlands .........        6,839           7,313         474        7%              12%    12%
Other ...................        9,213          11,145       1,932       21%              15%    17%
                               -------         -------      ------      ---              ---    ---
   Total Europe .........       23,451          26,927       3,476       15%              40%    42%
                               -------         -------      ------      ---              ---    ---
Japan ...................        4,451           5,194         743       17%               8%     8%
Other ...................        2,910           3,672         762       26%               5%     5%
                               -------         -------      ------      ---              ---    ---
   Total Pacific Rim ....        7,361           8,866       1,505       20%              13%    13%
                               -------         -------      ------      ---              ---    ---
   Total International ..       30,812          35,793       4,981       16%              53%    55%
                               -------         -------      ------      ---              ---    ---
      Total revenues ....      $58,292         $64,684      $6,392       11%             100%   100%
                               =======         =======      ======      ===              ---    ---

                                         (In thousands)                               Percent of
                            ----------------------------------------                Total Revenues
                            September 30,    September 30,    Amount   Percentage   --------------
Nine Months Ended                2005            2006         Change     Change       2005   2006
-----------------           -------------   --------------   -------   ----------     ----   ----
Americas.................     $ 77,118        $ 81,304       $ 4,186        5%         44%    43%
                              --------        --------       -------      ---         ---    ---
United Kingdom...........       24,447          24,805           358        1%         14%    13%
The Netherlands..........       19,194          22,682         3,488       18%         11%    12%
Other....................       27,882          32,567         4,685       17%         16%    17%
                              --------        --------       -------      ---         ---    ---
   Total Europe..........       71,523          80,054         8,531       12%         41%    42%
                              --------        --------       -------      ---         ---    ---
Japan....................       16,266          18,102         1,836       11%         10%    10%
Other ...................        8,922          10,929         2,007       22%          5%     5%
                              --------        --------       -------      ---         ---    ---
   Total Pacific Rim.....       25,188          29,031         3,843       15%         15%    15%
                              --------        --------       -------      ---         ---    ---
   Total International...       96,711         109,085        12,374       13%         56%    57%
                              --------        --------       -------      ---         ---    ---
      Total revenues.....     $173,829        $190,389       $16,560       10%        100%   100%
                              ========        ========       =======      ===         ---    ---

     Net revenue growth in 2006 reflects the increased demand for certain market research and statistical products and a strong renewal base for the Company's products, particularly in the Company's international markets.

     Net revenues derived internationally increased 13% from the nine month period ended September 30, 2005 to the nine month period ended September 30, 2006. This increase resulted from expansion in generally all significant international markets including the United Kingdom, the Netherlands, Japan, Germany, France, Denmark, Belgium, Southeast Asia and Australia. The increases in international revenues were partially offset by changes in foreign currency exchange rates which resulted in a decrease in international revenues of $2.3 million, including $1.2 million in Japan, $0.3 million in the United Kingdom and $0.3 million in the Netherlands. Net revenues derived from the United States increased by 5% from 2005 to 2006 reflecting increases in license and maintenance revenue categories.

COST OF LICENSE AND MAINTENANCE REVENUES.

                                                                                 Percent of
                                       (In thousands)                          Total Revenues
                                     -----------------   Amount   Percentage   --------------
Period                                 2005      2006    Change     Change       2005   2006
------                               -------   -------   ------   ----------     ----   ----
Three months ended September 30,..   $ 3,984   $ 4,253    $269        7%          7%     7%
Nine months ended September 30,...   $11,751   $12,449    $698        6%          7%     6%

     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs increased in the three and nine month periods ended September 30, 2006 from the respective periods in 2005 primarily due to higher amortization expense of capitalized software development costs. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues in the remaining quarter of the 2006 fiscal year.

COST OF LICENSE AND MAINTENANCE REVENUES-SOFTWARE WRITE-OFF.

                                                                              Percent of
                                     (In thousands)                         Total Revenues
                                     --------------   Amount   Percentage   --------------
Period                                2005    2006    Change     Change       2005   2006
------                                ----   ------   ------   ----------     ----   ----
Three months ended September 30,..     $--   $   --   $   --       --%         --%    --%
Nine months ended September 30,...     $--   $1,283   $1,283       NM          --%     1%

     Costs of license and maintenance revenues-software write-off was $1.3 million in the nine month period ended September 30, 2006. During the first quarter of 2006, the Company wrote off certain software to a fair value of zero as the Company determined that the future use of the software was no longer likely.

SALES, MARKETING AND SERVICES.

                                                                                 Percent of
                                       (In thousands)                          Total Revenues
                                     -----------------   Amount   Percentage   --------------
Period                                 2005      2006    Change     Change       2005   2006
------                               -------   -------   ------   ----------     ----   ----
Three months ended September 30,..   $28,322   $31,448   $3,126       11%         49%    49%
Nine months ended September 30,...   $87,847   $93,405   $5,558        6%         51%    49%

     Sales, marketing and services expenses increased from the three and nine month periods ended September 30, 2005 to the three and nine month periods ended September 30, 2006 primarily due to higher travel and organization meeting costs, annual compensation merit increases and share-based expense of $0.3 million and $1.4 million for the three and nine month periods ended September 30, 2006. Changes in foreign currency exchange rates contributed $0.5 million to the increase in the three month period ended September 30, 2006, while foreign currency decreased sales, marketing and services expense $1.1 million in the nine month period ended September 30, 2006.

RESEARCH AND DEVELOPMENT.

                                                                                 Percent of
                                       (In thousands)                          Total Revenues
                                     -----------------   Amount   Percentage   --------------
Period                                 2005      2006    Change     Change       2005   2006
------                               -------   -------   ------   ----------     ----   ----
Three months ended September 30,..   $11,213   $11,414   $  201        2%         19%    18%
Nine months ended September 30,...   $33,611   $37,332   $3,721       11%         19%    20%

     Research and development costs increased from the three and nine month periods ended September 30, 2005 to the three and nine month periods ended September 30, 2006 primarily due to increased project related expenses, annual compensation merit increases and increased costs due to share-based expense of $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2006. During the three month period ended September 30, 2006, research and development cost increases were offset by $0.5 million higher capitalization of labor development costs than the respective period in 2005 due to timing of development projects.

GENERAL AND ADMINISTRATIVE.

                                                                                 Percent of
                                       (In thousands)                          Total Revenues
                                     -----------------   Amount   Percentage   --------------
Period                                 2005      2006    Change     Change       2005   2006
------                               -------   -------   ------   ----------     ----   ----
Three months ended September 30,..   $ 6,606   $ 7,935   $1,329       20%         11%    11%
Nine months ended September 30,...   $21,183   $23,312   $2,129       10%         12%    12%

     General and administrative expenses increased from the three and nine month periods ended September 30, 2005 to the three and nine month periods ended September 30, 2006 primarily due to increased compensation related to share-based expense of $1.3 million and $2.7 million for the three and nine month periods ended September 30, 2006. Additionally in the nine month period ended September 30, 2005, one-time charges of $1.5 million were incurred related to the exit costs for office space ceased to be used as a result of consolidating activities.

NET INTEREST INCOME.

                                                                              Percent of
                                     (In thousands)                         Total Revenues
                                     --------------   Amount   Percentage   --------------
Period                                2005    2006    Change     Change       2005   2006
------                                ----   ------   ------   ----------     ----   ----
Three months ended September 30,..     $68   $  929   $  861       NM          --%    1%
Nine months ended September 30,...     $21   $1,934   $1,913       NM          --%    1%

     Net interest income increased in the three and nine month periods ended September 30, 2006 principally due to higher investment cash balances. In addition, the Company had lower interest expense in 2006 compared to 2005 resulting from the repayment of the remainder of the Company's term loan in March 2006. Net interest income should continue to increase in the fourth quarter of the 2006 fiscal year as cash balances continue to increase from the Company's operating cash flows.

GAIN ON DIVESTURE OF SIGMA-SERIES PRODUCT LINE.

                                                                               Percent of
                                     (In thousands)                          Total Revenues
                                     --------------   Amount   Percentage   ---------------
Period                                2005    2006    Change     Change       2005   2006
------                                ----   ------   ------   ----------     ----   ----
Three months ended September 30,..     $--   $1,000   $1,000       NM          --%     2%
Nine months ended September 30,...     $--   $1,000   $1,000       NM          --%    --%

     On December 29, 2003, the Company entered into a distribution license and sale of assets agreement related to its Sigma-series product line with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"). During the third quarter of 2006, Systat made a final payment of $1.0 million to SPSS to exercise its option to purchase the licensed property. This $1.0 million payment was recorded as other income in the three months ended September 30, 2006.

OTHER EXPENSE.

                                                                                  Percent of
                                       (In thousands)                           Total Revenues
                                     -----------------    Amount   Percentage   --------------
Period                                 2005      2006     Change     Change       2005   2006
------                               -------   -------   -------   ----------     ----   ----
Three months ended September 30,..   $  (257)  $(2,621)  $(2,364)     920%         --%   (4)%
Nine months ended September 30,...   $(2,167)  $(4,682)  $(2,515)     116%         (1)%  (2)%

     Other expense increased from the three and nine month period ended September 30, 2005 to the three and nine month periods ended September 30, 2006 primarily due to transactional losses resulting from changes in the value of U.S dollar and British Pound denominated intercompany receivables/payables. These losses in the three and nine month periods ended September 30, 2005 and September 30, 2006 were primarily due to the decrease in value of U.S. dollar-denominated receivables held in international locations principally related to the British Pound and Euro and British Pound-denominated receivables held in international locations principally related to the Japanese Yen and Euro.

INCOME TAX EXPENSE.

                                                                                Percent of
                                      (In thousands)                         Pre-Tax Revenues
                                     ---------------   Amount   Percentage   ----------------
Period                                2005     2006    Change     Change       2005   2006
------                               ------   ------   ------   ----------     ----   ----
Three months ended September 30,..   $3,926   $3,189   $(737)      (19)%        49%    36%
Nine months ended September 30,...   $7,089   $7,718   $ 629         9%         41%    37%

     The income tax provision increased from the nine month period ended September 30, 2005 to the nine month period ended September 30, 2006 reflecting higher income. The income tax provision was 37% of pretax income for the nine month period ended September 30, 2006. In 2005, the higher income tax provision was principally caused by certain book to tax adjustments recorded in September 2005 in conjunction with the filing of the 2004 United States tax return. Additionally, the Company recorded increases in 2005 related to the valuation allowance for certain foreign tax credits. The Company's effective tax rate is expected to remain at or near 37% for the remainder of the 2006 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine month period ended September 30, 2006, SPSS generated cash in excess of its operating requirements. As of September 30, 2006, SPSS had $119.5 million in cash and cash equivalents compared with $84.4 million at December 31, 2005. Factors affecting cash and cash equivalents during the nine month period ended September 30, 2006 include:

          OPERATING CASH FLOWS:

          - Cash derived from operating activities was $26.0 million. This cash resulted primarily from net income partially offset by timing of accounts payable disbursements, receivable billing and income tax payments.

          - Accounts receivable decreased operating cash flow by $3.5 million reflecting higher revenue and less favorable collections. Average days sales outstanding were 68 days at September 30, 2006, compared to 63 days at December 31, 2005 and 60 days at September 30, 2005.

          - Timing of accounts payable disbursements decreased cash from operating activities by $2.5 million.

          - Increases in deferred revenue contributed $1.6 million to cash from operating activities.

          INVESTING ACTIVITIES:

          -    Capital expenditures were $4.2 million.

          -    Capitalized software costs were $9.4 million.

          - Proceeds from the divesture of Sigma-Series product line were $1.0 million.

          FINANCING ACTIVITIES:

          - Financing activities provided cash proceeds of $18.5 million from the issuance of common stock, primarily through the exercise of stock options.

          - The Company paid off the remaining balance of its term loan in the amount of $3.4 million.

          - Tax benefits recognized from stock option exercises were $4.3 million.

     Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $13.6 million. Management believes that cash flows from future operating activities will be more than adequate to meet future capital expenditures and software development costs.

     On March 31, 2003, SPSS entered into a four (4) year, $25.0 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10.0 million (all of which has been repaid), two revolving lines of credit and a letter of credit facility not to exceed $3.0 million. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3.5 million provided that no event of default exists. As of September 30, 2006, the Company has availability of $7.0 million under its lines of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. One component of the revolving line of credit bears interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down the term loan of $10.0 million in equal annual installments over the scheduled four (4) year repayment period. During the first fiscal quarter of 2006, the Company repaid the balance of the term loan in full and, at September 30, 2006, the Company did not have any amounts outstanding under its line of credit with Wells Fargo Foothill.

     The Wells Fargo Foothill facility requires SPSS to meet certain financial covenants including minimum EBITDA targets and includes additional requirements concerning, among other things, the Company's ability to incur additional indebtedness, create liens on assets, make investments, engage in mergers, acquisitions or consolidations where SPSS is not the surviving entity, sell assets, engage in certain transactions with affiliates, and amend its organizational documents or make changes in capital structure. The Company was in compliance with all covenants as of September 30, 2006.

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

     During the third quarter of 2006, the Company entered into forward contracts for the purpose of hedging future foreign currency exposure on intercompany balances between certain subsidiaries. The notional amount of these contracts is $10.9 million and the principal currency hedged is the Japanese Yen relative to the British Pound. These contracts will call for the purchase of local currencies specified at a future date to settle certain intercompany balances between its U.K. and Japan-based entities. The settlement date for these contracts is June 18, 2007. Additionally, the Company does not use derivative instruments for speculative or trading purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this standard to determine its effects, if any, on our results of operations or financial position.

     In September 2006, the SEC issued Staff Accounting Bulleting (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that have been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for the Company at December 31, 2006. The Company is currently reviewing the provisions of SAB No. 108, but does not expect it to have a material impact on its financial statements.

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

     The Company is exposed to risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside of the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. Additionally, these changes can significantly affect intercompany balances that are denominated in different currencies.

     To reduce this risk, the Company entered into forward contracts during the third quarter of 2006 for the purpose of hedging future foreign currency exposure on intercompany balances between its subsidiaries. The principal currency hedged is the Japanese Yen. These contracts will call for the purchase of local currencies specified at a future date to settle the intercompany balance between the entities. The settlement date for these contracts is June 18, 2007. Additionally, the Company does not use derivative instruments for speculative or trading purposes.

     On the date the contracts were entered into, the Company designated them as Fair Value Hedges. The Company formally documented its hedging relationship, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Additionally, at inception, the Company formally assessed that the transactions will be highly effective in offsetting changes in the fair value of the hedged items.

     The change in the fair value of the contracts, since they were entered into, will be recorded as a current asset in the Consolidated Balance Sheets. The fair value is based upon foreign exchange spot rates at the end of the period. Any changes in the fair value of the instrument will be recorded as a component of other income/ expense. As of September 30, 2006, the change in fair value is $0.1 million. The notional amount of the forward contracts as of September 30, 3006 is $10.9 million.

     Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at September 30, 2006, the reported cash balance would decrease $9.4 million, or 7.9 percent. Management expects that the decrease would have a material adverse effect on the Company's financial results.

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

     Changes in Internal Control Over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

                                                                  INCORPORATION
EXHIBIT                                                            BY REFERENCE
 NUMBER                  DESCRIPTION OF DOCUMENT                 (IF APPLICABLE)
-------   ----------------------------------------------------   ---------------
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

                                        SPSS Inc.


Date: November 2, 2006                  By: /s/ Jack Noonan
                                            ------------------------------------
                                            Jack Noonan
                                            President and Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.


Date: November 2, 2006                  By: /s/ Raymond H. Panza
                                            ------------------------------------
                                            Raymond H. Panza
                                            Executive Vice President, Corporate
                                            Operations, Chief Financial Officer
                                            and Secretary

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