Form 10-K
period 2006-12-31
SPSS INC
filed 2007-03-02
CIK 869570

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                             NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                          REGISTERED
          -------------------                ------------------------------


   Common stock, par value $0.01 per             The Nasdaq Stock Market
                 share


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act Yes [ ]     No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act Yes [ ]     No [X]

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2006 (based upon the per share closing sale price of $32.14 on such date, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers as of such date are deemed to be the affiliates) was approximately $614.4 million.

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of February 15, 2007, was 19,814,237.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on April 26, 2007.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    SPSS INC.

                                TABLE OF CONTENTS



                                                                               PAGE


                                       PART I
Item 1.    Business.........................................................     2
Item 1A.   Risk Factors.....................................................    10
Item 1B.   Unresolved Staff Comments........................................    15
Item 2.    Properties.......................................................    15
Item 3.    Legal Proceedings................................................    15
Item 4.    Submission of Matters to a Vote of Security Holders..............    16
                                      PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities................    17
Item 6.    Selected Financial Data..........................................    18
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................    19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......    32
Item 8.    Financial Statements and Supplementary Data......................    33
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................    70
Item 9A.   Controls and Procedures..........................................    70
Item 9B.   Other Information................................................    70
                                      PART III
Item 10.   Directors, Executive Officers and Corporate Governance...........    71
Item 11.   Executive Compensation...........................................    71
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters..................................    71
Item 13.   Certain Relationships and Related Transactions, and Director
           Independence.....................................................    73
Item 14.   Principal Accountant Fees and Services...........................    73
                                      PART IV
Item 15.   Exhibits and Financial Statement Schedules.......................    73

                                    SPSS INC.

                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

     Many organizations focus on developing and retaining relationships with people, particularly in their roles as customers, employees, patients, students or citizens. To accomplish these goals, such organizations collect and analyze data related to people's actions, attributes and attitudes. Since its inception, SPSS has specialized in the analysis of such information about people, developing technology and services that incorporate decades of related "best practice" predictive analytic processes and techniques.

     SPSS provides two classes of software and service offerings to two distinct audiences. For analysts proficient in the use of data analytic methods, the Company offers statistical, data mining and business intelligence software tools to examine and predict from a broad range of enterprise data. For business people acquainted with, but not proficient in, data analysis techniques, SPSS delivers predictive deployment solutions that embed the power of predictive analytics directly into particular business processes, thereby enabling the widespread use of the power of prediction and an increased return on investments in information technology.

     SPSS sells its short sales cycle offerings through telesales and its long sales cycle offerings through field sales organizations configured geographically and by vertical industries. The Company's primary targeted vertical industries include the insurance industry, the financial services industry, the market research industry and the public sector.

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

     SPSS has been a publicly traded company since the completion of its August 1993 initial public offering of common stock. SPSS common stock is listed on the NASDAQ Stock Market under the symbol "SPSS." In addition to the information contained in this report, further information regarding SPSS can be found on the Company's website at www.spss.com. The information on the Company's website is not incorporated into this annual report. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available, free of charge, on the Company's website, www.spss.com, as soon as reasonably practical after the reports have been filed with or furnished to the Securities and Exchange Commission.

OUR INDUSTRY

     Predictive analytics is a set of procedures and related technologies that applies sophisticated analytic techniques to enterprise data. When combined with an organization's business knowledge, predictive analytics can lead to actions that demonstrably improve critical business processes, including those that directly affect how people act as customers, employees, patients, students and citizens.

     The use of predictive analytics begins by exploring how an organization's business problems can be addressed through an examination of data pertaining to the organization's various internal processes or describing characteristics, attitudes, and behavior of the people with whom the organization interacts. These numeric and text data sets, which originate from both internal systems and third-party providers, are cleaned, transformed, and evaluated using statistical, mathematical, and other algorithmic techniques. These techniques, often in conjunction with advanced visualization capabilities, then generate models for classification, segmentation, forecasting, and propensity scoring, as well as the detection of patterns and anomalies. The results of these models can be used to determine which actions produce optimal outcomes. The results can be delivered as recommendations to people and customer-facing systems that can take effective action. Such actions include identifying new revenue opportunities, finding measurable cost savings, identifying repeatable process improvements and detecting fraud.

     The predictive analytics market emerged as a growing number of commercial, government and academic organizations discovered and experienced the benefits of using applied analytics. This market developed with the convergence of two aspects of the software industry -- statistical tools and data mining -- which, in turn, combined with new deployment technologies to create a third market known as predictive deployment solutions.

     Statistical Tools. SPSS is a leading provider of statistical software tools. Statistical software tools have been and remain an integral part of the Company's overall business.

     Data Mining Tools. Data mining tools extend predictive analytics by introducing an array of algorithms that could, under certain conditions, predict outcomes more effectively than traditional statistical techniques. SPSS is a leading provider of data mining tools.

     Predictive Deployment Solutions. Predictive deployment solutions are a synergistic combination of statistical tools, data mining tools and new technologies (such as scoring engines, rules and optimization techniques) that can be harnessed to implement real time decision making. Predictive deployment solutions are an important driver of future growth of the Company's business. Business process applications such as enterprise feedback management (EFM) systems, customer relationship management (CRM) and enterprise resource planning
(ERP) create an environment where the predictive analytic applications are able to provide significant return on investment by improving the performance of these underlying systems.

STRATEGY

     The Company's strategy is to dominate the predictive analytics market by continuing its focus on data about people. SPSS will seek to achieve this goal by integrating the Company's predictive tools into an inter-operable product suite that builds upon its predictive architecture. The Company will use the resulting software platform to deploy predictive analytics within software applications focused on attractive vertical markets.

     SPSS applies the Company's predictive analytic know-how to measure people's attitudes and behavior to achieve desired outcomes and deliver usable content with measurable value to the Company's clients.

MARKETS

     SPSS targets the following markets defined by International Data Corporation (IDC) in its research reports entitled Worldwide Business Intelligence Tools 2006-2010 Forecast, Worldwide Business Intelligence Tools 2005 Vendor Shares, Worldwide CRM Analytic Applications 2006-2010 Forecast, and Worldwide CRM Analytic Applications 2005 Vendor Shares:

     - The global market for "Advanced Analytics" tools, a new IDC sector that consolidates the former sectors of statistical software and data mining software. In 2005, this market was approximately $1.15 billion in size with SPSS holding approximately 13% of its market share. IDC estimates that this market will increase by approximately 10% per year and reach approximately $1.9 billion in size by 2010.

     - The global market for analytical customer relationship management (CRM) applications. In 2005, this market was approximately $1.14 billion in size with SPSS holding approximately 3% of its market share. IDC estimates that this market will increase by approximately 10% per year and reach approximately $1.8 billion in size by 2010.

     In 2005, these target markets, combined, represented approximately $2.3 billion in revenue with SPSS holding approximately 10% of the total market share. IDC estimates that these two target markets, together, will represent a total of approximately $3.7 billion in revenues by 2010.

OFFERINGS

     SPSS provides its predictive analytic technology as tools for research analysts and its applications for business people. SPSS has historically operated with very little backlog because its tools and applications are generally shipped as orders are received.

  PREDICTIVE TOOLS

     SPSS software tools enable customers to access and prepare data for analysis, develop and deploy predictive models and generate reports and graphs to present the results. In 2006, the Company began the process of streamlining the tools offerings into an integrated suite of products. Today there are three families of products that fit under the Predictive Tools umbrella. These three product families are described below. Together, the Predictive Tools represented 71%, 75% and 76% of total revenue in 2004, 2005 and 2006, respectively.

     In general, the Company's predictive tools are:

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

     - Available on most popular computing platforms; and

     - For some products, translated and localized for use in France, Germany, Italy, Poland, Japan, Taiwan, Korea, China and Spanish-speaking countries.

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

     Data Mining Family. The Data Mining Family primarily consists of the Clementine data mining workbench with optional add-on modules for text mining and predictive web analytics. These products feature process-oriented visual user interfaces and artificial intelligence-based algorithms. In 2006 products from the Company's Data Mining Family and Statistics Family were integrated with the release of Clementine 11 which allowed the Data Mining Family to gain additional data transformation, analytical functionality and data visualization capability from the Statistics Family.

     Business Intelligence Family. The Business Intelligence Family consists of the ShowCase product line. ShowCase products support information access, data warehousing, on-line analytical processing (OLAP) and other analytical applications for the IBM eServer iSeries (AS/400) computer market.

  APPLICATIONS

     Applications combine pre-defined access to the data, user interfaces that capture the business process flow and the relevant predictive analytics required to solve particular business problems. The Company's applications offerings represented 15%, 14% and 14% of total revenue in 2004, 2005 and 2006, respectively. SPSS applications include:

     Predictive Deployment Solutions. The Company's deployment solutions combine SPSS tools with deployment technologies and services to apply predictive analytics in business operational systems. These deployment solutions consist of both pre-packaged applications such as PredictiveMarketing and PredictiveClaims and more custom-configured solutions that would combine a series of predictive tools to create a customized offering. In general, these deployment solutions seamlessly integrate with operational software from other vendors to provide predictive capability to business users in their management of that operational system. Examples of business areas in which these applications are used include, but are not limited to, marketing campaigns, programs to improve call center effectiveness or efforts to identify fraudulent activity in the insurance claims processes.

     Enterprise Feedback Management. Large corporations are increasingly finding the need to gather feedback from customers and employees and to use such feedback to better manage their businesses. Surveys have emerged as one of the best mechanisms for gathering and understanding this feedback. The Company's enterprise feedback management (EFM) offering, Dimensions, is a robust technology platform that supports the complete end-to-end survey process. Dimensions is also an industry standard for firms in the market research industry. Dimensions provides seamless and efficient work processes around surveys, easier analysis of data, and more dynamic means of delivering results to clients.

SERVICES

     To support its applications, SPSS offers consulting and customization services to assist in new implementations or configure existing applications to vertical industry and customer requirements. SPSS consultants also help organizations develop plans that align analytical efforts with organizational goals, assist with the collection and structuring of data for analysis, and facilitate the building of predictive analytic models. Services represented approximately 14%, 11% and 10% of total revenue in 2004, 2005 and 2006, respectively.

     To support the implementation of its software tools, SPSS offers a comprehensive training program with courses covering product operations, general data analytical concepts and processes, as well as the manner in which statistical and data mining techniques can be applied to address particular business problems. These courses are regularly scheduled in cities around the world or organizations can contract with the Company for on-site training tailored to their specific requirements. Courseware will also be made available to SPSS partners and integrators, which will increase potential capacity for delivering customer solutions.

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

SALES AND MARKETING

     The Company has a long-established worldwide telesales organization that largely sells SPSS tools to research analysts. Sales made by the telesales organization are typically driven by direct mail campaigns and customer references, completed within thirty days and average about $2,500 per transaction. The database of existing SPSS customers provides an efficient source for selling add-on products, upgrades and training. SPSS continues to expand the scope of offerings sold through its telesales organization to encompass most short sales cycle transactions. The Company maintains a network of over forty distributors around the world to increase its penetration into smaller international markets.

     The SPSS field sales force sells the Company's long sales cycle tools and applications to enterprise customers. This field sales force is organized by the Company's primary targeted vertical industries, including the insurance industry, the financial services industry, the market research industry and the public sector. SPSS field sales personnel engage with line-of-business executives and information technology professionals to identify organizational problems that SPSS offerings can address. In many situations, SPSS professional services personnel are also involved to complete procurements and plan implementations. The field sales force has partner relationships with other leading companies to participate in mutually beneficial joint sales opportunities or provide additional application implementation capabilities. Transactions completed by SPSS field sales personnel typically take from nine to eighteen months and range in value from $50,000 to $500,000 per transaction.

     SPSS maintains a worldwide infrastructure to support these sales organizations. In addition to its headquarters in Chicago, the Company has offices in the United States in the following metropolitan areas: New York City, Washington D.C., Cincinnati and Rochester (MN). SPSS international operations consist of thirteen offices in Europe and the Pacific Rim. Transactions are customarily made in local currencies.

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

     SPSS has two marketing groups focused on products, one of which is devoted to product management and the other of which is to product marketing. The product management group is charged with building the products. Their tasks include translating customer needs into clear directives for specific product development projects, and working with the software engineering organization to develop "roadmaps" that chart the future direction of each product family. The product marketing group is responsible for delivering the products to the customers. The product marketing group focuses on actively engaging with the sales force in customer situations, understanding the current and future needs of customers, and understanding the markets and competitors for each product family.

     SPSS also has a corporate communications group responsible for the broad visibility of the Company. This group works with the trade and financial press, industry analysts and financial analysts to establish the identity and presence of the Company as an industry leader. The SPSS corporate communications group also supports other important areas of Company visibility, including the development of expert reviews of SPSS tools and applications which appear in trade and market-specific publications, and participation in professional association meetings.

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

     - Integrating and improving the interoperability of various SPSS tools and applications;

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

     The SPSS research and development staff currently includes professionals organized into groups for product management, algorithm development, software engineering, user interface design, documentation, quality assurance and product localization. SPSS also uses independent contractors in its research and development efforts. SPSS has outsourced maintenance, conversion and new programming for some products to enable its internal development staff to focus on products that are of greater strategic significance. Expenditures by SPSS for research and development of new products, services and techniques, including capitalized software, were approximately $57.0 million in 2004, $54.4 million in 2005, and $64.4 million in 2006.

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

COMPETITION

     In selling its predictive analytic tools and applications, SPSS competes primarily on the return on investment that its software produces. In addition, the Company competes on the basis of the usability, functionality, performance, reliability and connectivity of its software. The significance of each of these factors varies depending upon the anticipated use of the software and the analytical training and expertise of the customer. To a lesser extent, SPSS competes on the basis of price and thus maintains pricing policies to meet market demand. The Company also offers flexible licensing arrangements to satisfy customer requirements.

     Historically, the Company's success has been driven by highly usable interfaces, comprehensive analytical capabilities, efficient performance characteristics, local language versions, consistent quality, connectivity capabilities, worldwide distribution, and widely recognized brand names. SPSS considers its primary worldwide competitor in each of its targeted markets to be the larger SAS, although SPSS believes that the SAS's revenues are derived primarily from offerings in areas other than predictive analytics.

     Within the predictive tools market, the Company competes with SAS, StatSoft, Inc., Minitab, Inc., Insightful Corporation and StataCorp with regard to products in the Company's Statistics Family. With the exception of SAS, the annual revenues of these companies from statistical products are believed to be considerably less than the revenues of SPSS. Also within the predictive tools market, the Company competes with offerings from SAS, NCR Corporation, Fair Isaac Corporation, KXEN, Inc. and Angoss Software Corporation with regard to products in the Company's Data Mining Family. With the exception of SAS, none of the Company's competitors with regard to either statistical tools or data mining products are believed to currently offer the range of predictive analytic capability provided by SPSS.

     Within the predictive deployment solutions market, SPSS faces competition from well-financed companies such as Oracle Corporation, Fair Isaac Corporation, Choicepoint Inc., Unica Corporation, NCR Corporation and Infor.

     Within the enterprise feedback management (EFM) market, SPSS faces competition from companies such as Pulse Train Ltd., Future Information Research Management (FIRM), Perseus Development Corporation and Global Market Insite, Inc. SPSS holds a strong position in this market and believes that no competitors in this market are larger and better financed. The annual revenues of competitors in the enterprise feedback management (EFM) market are thought to be considerably less than the Company's revenues in this market.

     In the future, SPSS may face competition from other new entrants into its markets. SPSS could also experience competition from companies in the business intelligence software sector, such as providers of OLAP and analytical application software, companies in the data provider sector, such as companies in the credit scoring or personal demographic information business, as well as from companies in other sectors of the broader market for enterprise applications, which could add predictive analytical functionality to their existing products. Some of these potential competitors have significant capital resources, marketing experience and research and development capabilities. New competitive offerings by these companies or other companies could have a material adverse effect on SPSS.

INTELLECTUAL PROPERTY

     SPSS attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyrights, patents and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. SPSS licenses its software only in the form of executable code, with contractual restrictions on copying, disclosures and transferability. For multi-user licenses of its software, SPSS requires its customers to sign a license agreement. For single-user licenses of its software, SPSS licenses its software via a "shrink-wrap" license, as is customary in the industry. The source code for all SPSS products is protected as a trade secret. In addition, SPSS has common law copyright protection for its source code and has filed for copyright and patent protection under federal law with respect to certain source code. SPSS has also entered into confidentiality and nondisclosure agreements with its key employees. Despite these restrictions, the possibility exists for competitors or users to copy aspects of SPSS products or to obtain information which SPSS regards as a trade secret. Although SPSS holds six patents and has one patent in registration, judicial enforcement of patent laws, copyright laws and trade secrets may be uncertain, particularly outside of the United States. Preventing unauthorized use of computer software is difficult, and software piracy is expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets.

     SPSS uses a variety of trademarks with its products. Management believes the following are material to its business:

     - SPSS is a trademark used in connection with virtually all of the technology, solutions, and products of the Company;

     - Clementine is a registered trademark and is used in connection with the product line that SPSS acquired from Integral Solutions Limited;

     - PredictiveMarketing, PredictiveCallCenter, and PredictiveClaims are trademarks, pending registration, used in connection with the SPSS analytical applications for customer relationship management (CRM);

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

  DATA DIRECT

     Data Direct licenses to SPSS software products that enable data to transfer between SPSS products and third party databases. SPSS has an agreement with Data Direct that expires in May 2009. This agreement enables SPSS to embed and distribute, as an integral part of its offerings, an unlimited number of copies of the Data Direct products for a fixed annual license and maintenance fee.

  BANTA GLOBAL TURNKEY SOFTWARE DISTRIBUTION AGREEMENT

     Banta Global Turnkey manufactures, packages and distributes a majority of the Company's software products in the United States and multiple international locations. Banta has provided these services to SPSS since 1997, and SPSS and Banta amended and renewed their distribution agreement in January 2006. The agreement with Banta has a three-year term and automatically renews thereafter for successive one-year periods. Either party may terminate the agreement for cause if the other party materially breaches its obligations.

  HYPERION SOLUTIONS

     In January 2007, SPSS renewed its strategic relationship with Hyperion Solutions. This renewal extended the term of the Company's contract with Hyperion until 2012. Under the revised agreement, SPSS has the non-exclusive right to license, market and distribute the releases of Hyperion's Essbase and Analyzer software. Such right will not extend to Release 9 and beyond of Hyperion's software. SPSS will, however, continue to port future releases of the software to the i-Series computer platform and provide customer support for that software in exchange for a portion of the support fees charged to end-users.

EMPLOYEES

     As of December 31, 2006, SPSS had 1,193 full-time employees, 660 domestically and 533 internationally. Of the 1,193 employees, there were 534 in sales, marketing and professional services, 442 in research and development, and 217 in general and administrative. SPSS believes it has generally good relationships with its employees. None of the Company's employees are members of labor unions. The Company also had 69 part-time employees as of December 31, 2006.

FINANCIAL INFORMATION ABOUT THE COMPANY'S FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The following table sets forth financial information about foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.


                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2004       2005       2006
                                                 --------   --------   --------
                                                         (IN THOUSANDS)


Sales to unaffiliated customers:
  United States................................  $101,665   $102,775   $109,752
  Europe.......................................    90,941     98,643    111,537
  Pacific Rim..................................    31,468     34,645     40,243
                                                 --------   --------   --------
     Total.....................................  $224,074   $236,063   $261,532
                                                 ========   ========   ========
Sales or transfers between geographic areas:
  United States................................  $ 27,019   $ 28,598   $ 34,467
  Europe.......................................   (13,820)   (15,017)   (18,372)
  Pacific Rim..................................   (13,199)   (13,581)   (16,095)
                                                 --------   --------   --------
     Total.....................................  $     --   $     --   $     --
                                                 ========   ========   ========
Operating income (loss):
  United States................................  $ (9,953)  $  2,945   $  2,959
  Europe.......................................    12,632     19,587     22,625
  Pacific Rim..................................     3,897      5,492      8,719
                                                 --------   --------   --------
     Total.....................................  $  6,576   $ 28,024   $ 34,303
                                                 ========   ========   ========
Identifiable assets:
  United States................................  $153,128   $167,744   $187,761
  Europe.......................................    59,364     62,764     90,890
  Pacific Rim..................................    22,833     41,389     53,843
                                                 --------   --------   --------
     Total.....................................  $235,325   $271,897   $332,494
                                                 ========   ========   ========



     SPSS revenues from operations outside of the United States accounted for approximately 55% in 2004, 56% in 2005 and 58% in 2006. Net revenues per geographic region are attributed to countries based upon point of sale. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company further localizes its offerings by translating them into additional languages. Various risks impact international operations. See
Item 1, "Business -- Sales and Marketing," Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, "Domestic and Foreign Operations," of the Notes to Consolidated Financial Statements.

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

THE COMPANY'S FINANCIAL RESULTS AND STOCK PRICE MAY BE ADVERSELY AFFECTED BY QUARTERLY FLUCTUATIONS WHICH ARE BEYOND ITS CONTROL.

     The Company's quarterly revenue and operating results have varied in the past and may continue to do so in the future due to several factors, including:

     - The influence of third party vendors and development delays on the number and timing of product updates and new product introductions;

     - Delays in product development and introduction of new technologies;

     - Purchasing schedules of its customers;

     - Changes in foreign currency exchange rates;

     - Changes in prescribed accounting rules and practices;

     - The timing of product shipments as a result of the delivery schedules of fulfillment vendors and the timing of solution implementations;

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

REVENUES FROM INTERNATIONAL OPERATIONS REPRESENT A LARGE PERCENTAGE OF THE COMPANY'S NET REVENUES. CERTAIN RISKS ASSOCIATED WITH OPERATING THE COMPANY'S BUSINESS OUTSIDE OF THE UNITED STATES MAY HAVE A MATERIAL ADVERSE AFFECT ON ITS BUSINESS.

     Revenues from operations outside of the United States accounted for approximately 55% of the Company's total revenues in 2004, 56% in 2005 and 58% in 2006. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as SPSS further "localizes" products by translating them into additional languages and expands its operations through acquisitions of companies outside the United States. A number of risk factors may affect the Company's international revenues, including:

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

     Since January 1997, SPSS has had a software distribution agreement with Banta Global Turnkey. The original agreement was amended and restated in January 2006. Pursuant to the software distribution agreement, Banta manufactures, packages and distributes a majority of the Company's software products to its domestic and international customers and various international subsidiaries. Either party may terminate the agreement for cause if the other party materially breaches its obligations. If Banta fails to perform adequately any of its obligations under the Banta agreement, the Company's operating results could be materially adversely affected.

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

SPSS MAY BE UNABLE TO CONTINUE TO COMPETE WITH COMPANIES IN ITS INDUSTRY THAT HAVE FINANCIAL OR OTHER ADVANTAGES. FAILURE TO COMPETE SUCCESSFULLY COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

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

SPSS DEPENDS ON KEY EXECUTIVES. A LOSS OF THESE EXECUTIVES AND OTHER PERSONNEL COULD NEGATIVELY IMPACT THE COMPANY'S OPERATIONS.

     SPSS is dependent on the efforts of various key executives and employees. The Company's continued success will depend in part on its ability to attract and retain highly qualified technical, managerial, sales, marketing and other personnel. Competition for highly qualified personnel is intense. The Company's inability to continue to attract or retain highly qualified personnel could have a material adverse effect on its financial position and results of operation. No life insurance policies are maintained on the Company's key personnel.

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

     Preventing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. In addition, the laws of various countries in which the Company's software is or may be licensed do not protect its software and intellectual property rights to the same extent as the laws of the United States. Despite the precautions that SPSS takes, it may be possible for unauthorized third parties to reverse engineer or copy the Company's products or obtain and use information that SPSS regards as proprietary. There can be no assurance that the steps that SPSS takes to protect its proprietary rights will be adequate to prevent misappropriation of its technology.

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

ANTI-TAKEOVER PROTECTIONS MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE
SPSS.

     SPSS maintains a stockholder Rights Agreement which was adopted by the Board in 1998 and amended in June 2004. The Rights Agreement and common stock purchase rights issued in connection with the Rights Agreement are intended to ensure that its stockholders receive fair and equal treatment in the event of a proposed takeover of SPSS. The Rights Agreement may discourage a potential acquirer from acquiring control of SPSS.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     N/A

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing, training, product development and support facilities are located at the Sears Tower, 233 South Wacker Drive, Chicago, Illinois 60606. SPSS maintains a 15 year sublease agreement to sublease 99,444 square feet of office space in the Sears Tower, which sublease agreement will expire in 2012. SPSS also maintains a lease agreement for an additional 41,577 square feet of office space in the Sears Tower, which lease agreement will also expire in 2012. The aggregate annual gross rental payments on these leases for office space in the Sears Tower were approximately $3.3 million for the year 2006. SPSS believes that these office spaces are adequate to fulfill the Company's needs for the foreseeable future.

     In addition, SPSS leases office space in New York, Virginia, Ohio, Florida, Wisconsin, Minnesota and California. During 2006, SPSS also leased office space in Massachusetts, Pennsylvania and Texas. SPSS leases office space internationally in Holland, the United Kingdom, Denmark, Belgium, Spain, Germany, Sweden, France, Australia, Singapore, Malaysia, Japan, and China. The aggregate annual gross rental payments on these leases were approximately $9.0 million for the year 2006.

     SPSS believes its facilities are suitable and adequate for its present needs, and plans to expand its facilities only on an as-needed basis. The Company does not expect any such expansion to materially affect its real estate lease costs.

ITEM 3.  LEGAL PROCEEDINGS

     On January 22, 2007, a putative derivative action captioned Fortney v. Noonan, et. al., was filed in the United States District Court for the Northern District of Illinois, Eastern Division. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants' profits, failing to properly account for and take tax deductions for those grants, insider trading and issuing false financial statements. The current executive officers and directors who are named in the complaint are Jack Noonan, William Binch, Michael Blair, Kenneth Holec, Merritt Lutz and Norman Nie. The Company is named as a nominal defendant. The complaint alleges various causes of action under federal and Delaware law, including claims for unjust enrichment, breach of fiduciary duty and rescission, as well as claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs seek damages, disgorgement and restitution. As previously disclosed by the Company in July 2006, the Company has completed a detailed review of its accounting for stock option grants. As a result of the review, the Company reclassified approximately $3.3 million of retained earnings to additional paid-in capital and has determined that no further accounting adjustments are required. The Company's response to the complaint is not yet due.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is traded on the Global Select tier of the Nasdaq Stock Market under the symbol "SPSS."

     The following table shows, for the periods indicated, the high and low sale price of the Company's common stock:


                                                             HIGH      LOW
                                                            ------   ------


YEAR END DECEMBER 31, 2005
First Quarter.............................................  $19.95   $13.64
Second Quarter............................................   19.94    15.57
Third Quarter.............................................   24.35    17.68
Fourth Quarter............................................   31.84    21.54
YEAR END DECEMBER 31, 2006
First Quarter.............................................   34.10    28.75
Second Quarter............................................   39.51    30.74
Third Quarter.............................................   33.74    21.73
Fourth Quarter............................................   31.83    23.92


     As of February 15, 2007, there were 693 holders of record of the Company's common stock.

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

PERFORMANCE GRAPH

     The following graph shows the changes in $100 invested since December 31, 2001, in the Company's common stock, the NASDAQ 100 Stocks Index and the Goldman Sachs Software Index, assuming that all dividends were reinvested.

                               (PERFORMANCE GRAPH)



--------------------------------------------------------------------------------------------------------------------
                                         12/31/2001   12/31/2002   12/31/2003   12/31/2004   12/31/2005   12/31/2006
--------------------------------------------------------------------------------------------------------------------
SPSS (NASDAQ: SPSS)                       $100.00       $78.82      $100.73      $ 88.11      $174.25      $169.41
--------------------------------------------------------------------------------------------------------------------
NASDAQ 100 Stock Index                    $100.00       $62.63      $ 93.70      $102.58      $103.86      $110.92
--------------------------------------------------------------------------------------------------------------------
Goldman Sachs Software Index              $100.00       $56.07      $ 84.15      $ 95.56      $ 90.99      $100.86
--------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 2006 are derived from and should be read in conjunction with the Consolidated Financial Statements of SPSS and the footnotes thereto which have been audited. The Consolidated Financial Statements as of December 31, 2005 and 2006, and for each of the years in the three-year period ended December 31, 2006, are included elsewhere in this Form 10-K.


                                                          YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             2002       2003       2004       2005       2006
                                           --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net revenues:
  License(1).............................  $ 93,063   $ 91,473   $ 95,819   $107,568   $125,017
  Maintenance(2).........................    81,481     83,557     97,735    102,241    109,277
  Services(3)............................    33,936     33,337     30,520     26,254     27,238
                                           --------   --------   --------   --------   --------
     Net revenues........................   208,480    208,367    224,074    236,063    261,532
Operating expenses:
  Cost of license and maintenance
     revenues............................    17,696     14,359     14,642     16,381     17,479
  Cost of license and maintenance
     revenues -- software write-offs.....     5,928      1,961         --         --      1,283
  Sales, marketing and services..........   130,303    123,454    129,987    117,872    124,127
  Research and development...............    41,624     44,167     47,765     45,418     51,595
  General and administrative(4)..........    18,032     18,194     25,104     28,368     32,745
  Special general and administrative
     charges(5)..........................     9,037      6,104         --         --         --
  Merger-related(6)......................     2,260         --         --         --         --
  Illumitek shut-down charges(7).........       518         --         --         --         --
  Acquired in-process technology(8)......       150         --         --         --         --
                                           --------   --------   --------   --------   --------
     Operating expenses..................   225,548    208,239    217,498    208,039    227,229
                                           --------   --------   --------   --------   --------
Operating income (loss)..................   (17,068)       128      6,576     28,024     34,303
                                           --------   --------   --------   --------   --------
Net interest and investment income
  (expense)..............................       (63)       (42)      (282)       161      3,139
Gain on divestiture of Sigma-series
  product line(9)........................        --      8,577         82      1,000      1,000
Other income (expense)...................       752      1,798      1,680     (2,013)    (3,981)
                                           --------   --------   --------   --------   --------
Income (loss) before income taxes and
  minority interest......................   (16,379)    10,461      8,056     27,172     34,461
Provision for income taxes...............       878      1,147      2,513     11,080     19,321
                                           --------   --------   --------   --------   --------
Income (loss) before minority interest...   (17,257)     9,314      5,543     16,092     15,140
Minority interest........................       497         --         --         --         --
                                           --------   --------   --------   --------   --------
Net income (loss)........................  $(16,760)  $  9,314   $  5,543   $ 16,092   $ 15,140
                                           ========   ========   ========   ========   ========
Basic net income (loss) per share........  $  (0.99)  $   0.54   $   0.31   $   0.88   $   0.78
Diluted net income (loss) per share......  $  (0.99)  $   0.53   $   0.31   $   0.85   $   0.73
Shares used in basic EPS calculation.....    16,887     17,351     17,671     18,228     19,451
Shares used in diluted EPS calculation...    16,887     17,562     17,884     18,880     20,645
Balance Sheet Data:
  Working capital........................  $ (9,176)  $ 16,629   $ 13,846   $ 37,415   $ 92,099
  Total assets...........................   213,619    229,007    235,325    271,897    332,494
  Current deferred revenue...............    52,765     59,051     62,148     63,980     73,483
  Long term obligations, less current
     portion.............................     6,781      7,764      4,994      1,867      1,540
  Total stockholders' equity.............   101,993    119,639    128,459    163,746    216,523


--------

   (1) License revenues include sales of the Company's tools, applications and components on a perpetual, annual or ASP (applications service provider) basis.

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

   (5) Includes noncapitalizable costs associated with acquisitions, as well as costs associated with severance and the write-down of obsolete internal use software.

   (6) Includes noncapitalizable costs directly related to acquisitions, such as investment banking and other professional fees, employee severance, merger-related bonuses and costs associated with closing excess office space and the write-off of redundant assets.

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

   (9) During 2003, the Company entered into an agreement to license the distribution of its Sigma-series line of products and sell certain related assets. During 2004, SPSS recorded a favorable adjustment to reduce certain professional fee accruals associated with this transaction. During 2005, SPSS recorded additional gain related to receipt of final license payment of $1.0 million related to this transaction. This transaction was accounted for as a divestiture of a business. Systat made a final payment of $1.0 million to SPSS in 2006 to exercise its option to purchase the licensed property. See additional discussion in Note 7 of the Notes to Consolidated Financial Statements.

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

     The Company sells its products and services to a broad scope of industries. Approximately 60% of the Company's 2006 revenues came from sales to customers in corporate settings, with another 21% in academic institutions, 12% in government agencies and 7% from nonprofit and healthcare organizations.

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

     Transactions. References are also made throughout this discussion to transactions completed with the following companies over the past three fiscal years: (a) Data Distilleries B.V. ("Data Distilleries") and (b) Systat

Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"). Relevant facts surrounding each of these transactions are as follows:

     - In 2003, through one of its international subsidiaries, SPSS acquired Data Distilleries, a Netherlands-based developer of analytic applications. The products acquired through this acquisition are at the core of the Company's predictive deployment solutions offerings.

     - In 2003, the Company granted Systat an exclusive, worldwide license to distribute the Company's Sigma-Series product line for a three-year period. Systat also purchased all rights and obligations with respect to customers and personnel and all fixed assets related to the Sigma-Series product line. Systat assumed all responsibilities for the marketing and sales of the Sigma-Series product line as well as its ongoing development and technical support. Systat has paid all $13.0 million owed to SPSS in connection with this transaction. In 2006, Systat made a final payment of $1.0 million to SPSS to exercise its option to purchase the licensed property.

REFERENCES TO "NOTES" WITHIN THIS ITEM 7 REFER TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN ITEM 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

  NET REVENUE

     Revenues by product category, related amount changes, related percent changes and percent of total revenues for 2004, 2005 and 2006 were as follows:


                                        PERIOD
                            ------------------------------
                                YEAR ENDED DECEMBER 31,           AMOUNT CHANGE           PERCENTAGE CHANGE
                            ------------------------------   -----------------------   -----------------------
                              2004       2005       2006     '04 VS '05   '05 VS '06   '04 VS '05   '05 VS '06
                            --------   --------   --------   ----------   ----------   ----------   ----------
                                    (IN THOUSANDS)


License...................  $ 95,819   $107,568   $125,017     $11,749      $17,449         12%         16%
Maintenance...............    97,735    102,241    109,277       4,506        7,036          5%          7%
Services..................    30,520     26,254     27,238      (4,266)         984        (14)%         4%
                            --------   --------   --------     -------      -------
  Net Revenues............  $224,074   $236,063   $261,532     $11,989      $25,469          5%         11%
                            --------   --------   --------     -------      -------
As a Percent of Revenue
License...................        43%        46%        48%
Maintenance...............        44%        43%        42%
Services..................        13%        11%        10%
                            --------   --------   --------
  Net Revenues............       100%       100%       100%
                            --------   --------   --------



  2005 Compared with 2006

     The increase in license revenues from 2005 to 2006 was primarily driven by higher sales of SPSS desktop statistical analysis tools in all major geographic regions and by higher market research product revenues in the United States. The impact of foreign currency decreased license revenue by $0.3 million in 2006 compared with 2005.

     The increase in maintenance revenues from 2005 to 2006 was primarily due to higher and consistent renewal rates for the Company's major offerings, including increases in all geographic regions. The impact of foreign currency increased maintenance revenue by $0.2 million in 2006 compared with 2005.

     The increase in services revenues from 2005 to 2006 was primarily due to an increase in consulting projects as a result of higher license revenue during 2006. Currency exchange rates had an immaterial impact on services revenue in 2006.

  2004 Compared with 2005

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

     Net revenues per geographic region, related amount changes, related percent changes and percent of total revenues for 2004, 2005 and 2006 were as follows:


                                        PERIOD
                            ------------------------------
                                YEAR ENDED DECEMBER 31,           AMOUNT CHANGE           PERCENTAGE CHANGE
                            ------------------------------   -----------------------   -----------------------
                              2004       2005       2006     '04 VS '05   '05 VS '06   '04 VS '05   '05 VS '06
                            --------   --------   --------   ----------   ----------   ----------   ----------
                                    (IN THOUSANDS)


United States.............  $101,665   $102,775   $109,752     $ 1,110      $ 6,977         1%           7%
                            --------   --------   --------     -------      -------
United Kingdom............    31,701     31,911     34,047         210        2,136         1%           7%
The Netherlands...........    21,943     27,411     32,092       5,468        4,681        25%          17%
Other.....................    37,297     39,321     45,398       2,024        6,077         5%          15%
                            --------   --------   --------     -------      -------
  Total Europe............    90,941     98,643    111,537       7,702       12,894         8%          13%
                            --------   --------   --------     -------      -------
Japan.....................    21,032     22,416     25,446       1,384        3,030         7%          14%
Other.....................    10,436     12,229     14,797       1,793        2,568        17%          21%
                            --------   --------   --------     -------      -------
  Total Pacific Rim.......    31,468     34,645     40,243       3,177        5,598        10%          16%
                            --------   --------   --------     -------      -------
  Total International.....   122,409    133,288    151,780      10,879       18,492         9%          14%
                            --------   --------   --------     -------      -------
  Net Revenue.............  $224,074   $236,063   $261,532     $11,989      $25,469         5%          11%
                            ========   ========   ========     =======      =======
Percent of Net Revenues
United States.............        45%        44%        42%
International.............        55%        56%        58%
                            --------   --------   --------
  Net Revenue.............       100%       100%       100%
                            ========   ========   ========



     Net revenue growth in 2005 and 2006 reflected the increased demand for certain data mining products, statistical products and a strong renewal base for the Company's products. Additional net revenue growth in 2006 reflects the increased demand for certain market research and statistical products and a strong renewal base for the Company's products, particularly in the Company's international markets.

  2005 Compared with 2006

     Net revenues derived internationally increased 14% from 2005 to 2006. This increase resulted from expansion in generally all significant international markets including the United Kingdom, the Netherlands, Japan, Germany, France, Belgium, Southeast Asia and Australia. The increases in international revenues were partially offset by changes in foreign currency exchange rates which resulted in a decrease in international revenues of $0.1 million in 2006 compared with 2005. Significant foreign currency impacts on 2006 net revenues included increases of $0.4 million in the United Kingdom, $0.3 million in the Netherlands and $0.2 million in other European offices offset by decreases of $1.1 million in the Pacific Rim. Net revenues derived from the United States increased by 7% from 2005 to 2006 reflecting increases in license and maintenance revenue.

  2004 Compared with 2005

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

  COST OF LICENSE AND MAINTENANCE REVENUES


                                          PERIOD
                               ---------------------------
                                 YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                               ---------------------------   -----------------------   -----------------------
                                 2004      2005      2006    '04 VS '05   '05 VS '06   '04 VS '05   '05 VS '06
                               -------   -------   -------   ----------   ----------   ----------   ----------
                                      (IN THOUSANDS)


Cost of License and
  Maintenance Revenues.......  $14,642   $16,381   $17,479     $1,739       $1,098         12%           7%
  Percent of Total Revenues..        7%        7%        7%


     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. The increase in cost of license and maintenance revenues from 2005 to 2006 was primarily due to higher royalty expense associated with higher revenue and higher amortization expense of capitalized software development costs.

     The increase in cost of license and maintenance revenues from 2004 to 2005 was primarily due to higher costs associated with the increase in license revenues and higher amortization of capitalized acquired technology assets in connection with the release of new products.

  COST OF LICENSE AND MAINTENANCE REVENUES -- SOFTWARE WRITE-OFFS


                                              PERIOD
                                    -------------------------
                                     YEAR ENDED DECEMBER 31,         AMOUNT CHANGE           PERCENTAGE CHANGE
                                    -------------------------   -----------------------   -----------------------
                                     2004     2005      2006    '04 VS '05   '05 VS '06   '04 VS '05   '05 VS '06
                                    ------   ------   -------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS)


Cost of License and Maintenance
  Revenues-Software Write-offs....   $ --     $ --     $1,283      $ --        $1,283         -- %         NM
  Percent of Total Revenues.......     -- %     -- %      -- %


     During 2006, the Company wrote off certain software to a fair value of zero after the Company determined that the future use of this software was no longer likely.

  SALES, MARKETING AND SERVICES


                                        PERIOD
                            ------------------------------
                                YEAR ENDED DECEMBER 31,           AMOUNT CHANGE           PERCENTAGE CHANGE
                            ------------------------------   -----------------------   -----------------------
                              2004       2005       2006     '04 VS '05   '05 VS '06   '04 VS '05   '05 VS '06
                            --------   --------   --------   ----------   ----------   ----------   ----------
                                    (IN THOUSANDS)


Sales, Marketing and
  Services................  $129,987   $117,872   $124,127    $(12,115)     $6,255         (9)%          5%
  Percent of Total
     Revenues.............        58%        50%        47%


     The increase in sales, marketing and services expenses from 2005 to 2006 was primarily due to higher travel and organization meeting costs, higher compensation costs associated with higher revenues and increased costs due to share-based expense of $2.0 million arising out of the implementation of SFAS No. 123(R) in 2006.

     The decrease in sales, marketing and services expenses from 2004 to 2005 was primarily due to lower staff and occupancy costs resulting from office consolidation, lower service expenses due to decreased service sales volume, lower AOL service costs of $3.1 million and a decrease of $0.2 million from the effects of fluctuations in foreign currency exchange rates. In addition, the Company incurred severance costs of $1.3 million in 2004 associated with personnel changes in the Company's sales and professional services organization.

  RESEARCH AND DEVELOPMENT


                                          PERIOD
                                --------------------------
                                  YEAR ENDED DECEMBER 31,         AMOUNT CHANGE           PERCENTAGE CHANGE
                                --------------------------   -----------------------   -----------------------
                                  2004      2005     2006    '04 VS '05   '05 VS '06   '04 VS '05   '05 VS '06
                                -------   -------   ------   ----------   ----------   ----------   ----------
                                      (IN THOUSANDS)


Research and Development......  $47,765   $45,418   51,595     $(2,347)     $6,177         (5)%         14%
  Percent of Total Revenues...       21%       19%      20%


     The increase in research and development expenses from 2005 to 2006 was primarily due to severance costs of $0.9 million as a result of consolidating activities (see Note 13). Additional increases are due to annual compensation merit increases and increased costs due to share-based expense of $1.4 million arising out of the implementation of SFAS No. 123(R) in 2006.

     The decrease in research and development expenses from 2004 to 2005 primarily reflected a decline in the United States chiefly due to improved productivity and rationalization of resources principally through office consolidation.

  GENERAL AND ADMINISTRATIVE


                                          PERIOD
                               ---------------------------
                                 YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                               ---------------------------   -----------------------   -----------------------
                                 2004      2005      2006    '04 VS '05   '05 VS '06   '04 VS '05   '05 VS '06
                               -------   -------   -------   ----------   ----------   ----------   ----------
                                      (IN THOUSANDS)


General and Administrative...  $24,813   $28,217   $32,582     $3,404       $4,365         14%          15%
  Percent of Total Revenues..       11%       12%       12%


     The increase in general and administrative expenses from 2005 to 2006 was primarily due to increased costs due to share-based expense of $3.3 million arising out of the implementation of SFAS No. 123(R) in 2006, higher compensation due to improved performance and higher professional service expense. In 2005, the Company incurred a one-time charge of $1.5 million related to exit costs for certain office space that was no longer used.

     The increase in general and administrative expenses from 2004 to 2005 was primarily due to the costs associated with complying with the Sarbanes-Oxley Act of 2002 and higher compensation cost due to improved performance. In addition, the Company incurred a one-time charge of $1.5 million in 2005 related to exit costs for certain office space that was no longer used. In 2004, the Company wrote-off a $1.0 million long-term receivable due to customer insolvency and recorded a gain of $0.6 million on the sale of property held in the United Kingdom.

  PROVISION FOR DOUBTFUL ACCOUNTS


                                                PERIOD
                                     ---------------------------
                                       YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                                     ---------------------------   -----------------------   -----------------------
                                       2004      2005      2006    '04 VS '05   '05 VS '06   '04 VS '05   '05 VS '06
                                     -------   -------   -------   ----------   ----------   ----------   ----------
                                            (IN THOUSANDS)


Provision for Doubtful Accounts....    $291      $151      $163       $(140)        $12          (48)%         8%
  Percent of Total Revenues........     -- %      -- %      -- %


     The increase in the provision for doubtful accounts of 8% from 2005 to 2006 is attributable to increased revenues of 11%. The decrease in the provision for doubtful accounts from 2004 to 2005 is due to improvements in receivables collections.

  NET INTEREST AND INVESTMENT INCOME (EXPENSE)


                                            PERIOD
                                   -----------------------
                                   YEAR ENDED DECEMBER 31,        AMOUNT CHANGE           PERCENTAGE CHANGE
                                   -----------------------   -----------------------   -----------------------
                                    2004     2005    2006    '04 VS '05   '05 VS '06   '04 VS '05   '05 VS '06
                                   ------   -----   ------   ----------   ----------   ----------   ----------
                                        (IN THOUSANDS)


Net Interest and Investment
  (Expense) Income...............   $(282)   $161   $3,139      $443        $2,978         NM           NM
  Percent of Total Revenues......     -- %    -- %       1%


     The increase in net interest income from 2005 to 2006 is principally due to higher investment cash balances. In addition, the Company's interest expense decreased from 2005 to 2006 due to the repayment of the remainder of the Company's term loan during the first quarter of 2006. The change from net interest expense in 2004 to net interest income in 2005 was principally the result of lower debt due to scheduled debt repayments under line of credit agreements and the increase in interest income earned as a result of higher cash balances.

  GAIN ON DIVESTITURE OF SIGMA-SERIES PRODUCT LINE


                                                  PERIOD
                                       ---------------------------
                                         YEAR ENDED DECEMBER 31,          AMOUNT CHANGE         PERCENTAGE CHANGE
                                       ---------------------------   ----------------------  ----------------------
                                         2004      2005      2006    '04 VS '05  '05 VS '06  '04 VS '05  '05 VS '06
                                       -------   -------   -------   ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)


Gain on Divestiture of Sigma-series
  Product Line.......................    $82      $1,000    $1,000      $918         $--         NM          NM
  Percent of Total Revenues..........     --%          1%       --%


     In December 2003, SPSS entered into a distribution license and sale of assets agreement related to its Sigma-series product line with Systat. This transaction was completed in December 2003. See Note 7 for an explanation of the terms of this transaction.

     During the third quarter of 2006, Systat made a final payment of $1.0 million to SPSS to exercise Systat's option to purchase the licensed property. This $1.0 million payment was recorded as other income. The 2005 gain represented a $1.0 million gain on the sale of the Sigma-series product line from cash received in December 2005. SPSS deferred gain recognition of this $1.0 million until these funds were received because this amount was scheduled for payment more than two years after the initial agreement date. The 2004 gain represented the adjustment of certain professional fee accruals related to the sale.

  OTHER INCOME (EXPENSE)


                                         PERIOD
                               --------------------------
                                 YEAR ENDED DECEMBER 31,         AMOUNT CHANGE         PERCENTAGE CHANGE
                               --------------------------   ----------------------  ----------------------
                                2004      2005      2006    '04 VS '05  '05 VS '06  '04 VS '05  '05 VS '06
                               ------   -------   -------   ----------  ----------  ----------  ----------
                                     (IN THOUSANDS)


Other Income (Expense).......  $1,680   $(2,013)  $(3,981)    $(3,693)    $(1,968)      NM          98%
  Percent of Total Revenues..       1%       (1)%      (2)%


     Other expense in 2006 was primarily due to losses from foreign currency. The losses were principally due to the decline in value of U.S. dollar-denominated receivables held in international locations principally related to the British Pound and Euro and British Pound-denominated receivables held in international locations principally related to the Japanese Yen and Euro.

     Other expense in 2005 was also primarily due to losses from foreign currency. These losses were due to the decline in value of U.S. dollar-denominated receivables held in international locations principally related to the British Pound and the Euro denominated currencies.

     Other income in 2004 was primarily due to gains on foreign currency due to the weakening of the dollar against other major currencies. SPSS also recognized a $1.0 million European research and development incentive credit received from the French Government in 2004 relating to expenditures accumulated through 1999.

  PROVISION FOR INCOME TAXES


                                       PERIOD
                             --------------------------
                               YEAR ENDED DECEMBER 31,         AMOUNT CHANGE           PERCENTAGE CHANGE
                             --------------------------   -----------------------   -----------------------
                              2004      2005      2006    '04 VS '05   '05 VS '06   '04 VS '05   '05 VS '06
                             ------   -------   -------   ----------   ----------   ----------   ----------
                                   (IN THOUSANDS)


Provision for Income
  Taxes...................   $2,513   $11,080   $19,321     $8,567       $8,241         341%         74%
  Percent of Pre-Tax
     Income...............       31%       41%       56%


     The income tax provision increased from 2005 to 2006 due to an increase in earnings. Additionally, during the fourth quarter 2006, the Company became aware of information related to its ongoing worldwide tax audits that has caused it to determine that certain tax attributes on its balance sheet may no longer be able to be realizable. The Company has estimated the possible loss of these tax attributes to be $6.9 million and has recognized an income tax expense in 2006 with a corresponding decrease in selected tax attributes on its balance sheet (see Note 12). As a percent of pre-tax income, the provision for income taxes represented a tax rate of approximately 56%.

     The income tax provision increased from 2004 to 2005 primarily due to an increase in earnings. Other factors accounting for the increase from 2004 to 2005 included an increase in foreign income, an increase in deferred tax asset valuation allowance and certain book to tax adjustments resulting from the reconciliation of historical deferred account balances deemed to be immaterial to prior years.

     Generally, the Company expects its effective tax rate to be 36% to 39%.

LIQUIDITY AND CAPITAL RESOURCES

     During 2006, SPSS generated cash in excess of its operating requirements. As of December 31, 2006, SPSS had $140.2 million in cash and cash equivalents compared with $84.4 million at December 31, 2005. Factors affecting cash and cash equivalents during 2006 include:

  Operating Cash Flows:

     - Cash derived from operating activities was $48.2 million. This cash resulted primarily from net income partially offset by timing of accounts payable disbursements, receivable billing and income tax payments.

     - Accounts receivable decreased operating cash flow by $8.9 million reflecting higher revenue and less favorable collections. Average days sales outstanding were 70 days at December 31, 2006, compared to 63 days at December 31, 2005.

     - Timing of accounts payable disbursements required $3.4 million of cash.

     - Changes in deferred taxes and income taxes added $9.8 million and $2.8 million, respectively.

     - Increases in deferred revenue contributed $5.9 million to cash from operating activities.

  Investing Activities:

     - Capital expenditures were $4.3 million in 2006.

     - Capitalized software costs were $12.8 million in 2006.

     - Proceeds from the divesture of the Sigma-Series product line were $1.0 million in 2006.

  Financing Activities:

     - Financing activities provided cash proceeds of $19.9 million from the issuance of common stock, primarily through the exercise of stock options.

     - The Company paid off the remaining balance of its term loan in the amount of $3.4 million.

     Cash flows from operating activities in 2006 were more than adequate to fund capital expenditures and software development costs of $17.1 million. Management believes that the Company has ample capacity in its property and equipment to meet expected needs for future growth.

     Certain unique cash-related events occurred in 2004, 2005 and 2006. The Company received scheduled payments totaling $3.0 million in 2004, $1.0 million in 2005 and $1.0 million in 2006, respectively, on the sale of its Sigma-series product line, which consummated in December 2003. During 2004, the Company repurchased common stock related to its acquisition of Data Distilleries for $5.4 million, and received $2.6 million of proceeds from the disposal of a property in the United Kingdom.

     On March 31, 2003, SPSS entered into a four (4) year, $25.0 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10.0 million, two revolving lines of credit and a letters of credit facility not to exceed $3.0 million. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3.5 million provided that no event of default exists. As of December 31, 2006, the Company has availability of $6.4 million under the revolving lines of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Wells Fargo Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down the term loan of $10.0 million in equal annual installments over the scheduled four (4) year repayment period. During the first quarter of 2006, the Company paid off the remaining balance of its term loan in the amount of $3.4 million.

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

     The Company's credit facility with Wells Fargo Foothill expires on March 31, 2007. The Company may seek to obtain a replacement line of credit.

     SPSS intends to fund its future capital needs through operating cash flows and cash and cash equivalents on hand. SPSS anticipates that these amounts will be sufficient to fund the Company's operations and capital requirements at the current level of operations. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms or at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of the Company's contractual obligations to make cash payments in future years measured as of December 31, 2006 (in thousands):


                                                          PAYMENT DUE BY PERIOD
                                         -------------------------------------------------------
                                                   LESS THAN                           MORE THAN
                                          TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
                                         -------   ---------   ---------   ---------   ---------


Notes payable.........................   $    --     $   --     $    --     $    --      $   --
Capital lease obligations.............        --         --          --          --          --
Operating lease obligations(1)........    44,423      9,699      15,738      13,201       5,785
Purchase obligations and other
  commitments.........................        --         --          --          --          --
Other long-term liabilities...........        --         --          --          --          --
                                         -------     ------     -------     -------      ------
  Total...............................   $44,423     $9,699     $15,738     $13,201      $5,785
                                         =======     ======     =======     =======      ======



--------

   (1) See Note 8 of the Notes to Consolidated Financial Statements for a description of the Company's operating lease obligations.

INTERNATIONAL OPERATIONS

     Revenues from international operations increased from 55% to 56% of total net revenues between 2004 and 2005, and were approximately 58% of total net revenues in 2006. As international revenues increase, the Company may experience increasing risk with regards to foreign currency exchange rates. To reduce this risk, the Company entered into forward contracts during the third quarter of 2006 for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The principal currency hedged is the Japanese Yen relative to the British Pound. These contracts call for the purchase of local currencies at a specified future date to settle the intercompany balance between the Company's U.K. and Japan-based subsidiaries. The settlement date for these contracts is June 18, 2007. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign currency exchange rates on the Company's consolidated net income. Accordingly, the Company's reported revenues and net income have been, and in the future may be affected by, the changes in foreign currency exchange rates. The Company does not use derivative instruments for speculative or trading purposes.

     During 2006, SPSS generated operating income of $34.3 million. The Company generated operating income of $31.3 million outside of the United States. Of the non-U.S. income, SPSS derived operating income of $6.4 million in Euro nations, operating income of $15.7 million in the United Kingdom, which utilizes the British Pound, and operating income of $5.7 million in Japan which utilizes the Japanese Yen. The average exchange rate for the Euro, the British Pound and the Japanese Yen fluctuates relative to the dollar. These exchange rate fluctuations impact the Company's operating income which is calculated in U.S. dollars. The
Euro: Dollar exchange rates, the GBP: Dollar exchange rates and the Yen: Dollar exchange rates impacted operating income differently in 2006 and 2005. The exchange rate impacts on operating income in 2006 relative to 2005 were as follows; an increase of $0.1 million for Euro nations due to a 0.9% variance in exchange rates in the respective period, an increase of $0.2 million in the United Kingdom, which utilizes the British pound, due to a 1.3% variance in exchange rates in the respective period and a decrease of $0.3 million in Japan, which utilizes the Japanese Yen, due to a 5.5% variance in exchange rates in the respective period.

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

  MULTIPLE ELEMENT ARRANGEMENTS

     SPSS typically enters into arrangements with customers that include perpetual software licenses, maintenance and technical support. Some arrangements may also include consulting and training services. Software licenses are sold as site licenses or on a per copy basis. Site licenses give customers the right to copy licensed software on either a limited or unlimited basis during a specified term. Per copy licenses give customers the right to use a single copy of licensed software. The Company makes judgments regarding the fair value of each element in the arrangement based upon selling prices of the items when sold separately and generally accounts for each element separately.

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

  COLLECTION IS PROBABLE

     The Company makes judgments at the beginning of an arrangement regarding whether or not collection is probable. Probability of collection is assessed on a case-by-case basis. SPSS typically sells to customers with whom it has a history of successful collections. New customers may be subject to a credit review process to assess their financial position and ability to pay. If it is determined that collection is not probable, then revenue is recognized upon receipt of payment.

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

     SPSS applies SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. During 2004, 2005 and 2006, SPSS capitalized $0.8 million, $0.4 million and $0.1 million, respectively, and amortized $1.4 million, $1.2 million and $1.0 million, respectively, of internal-use computer software.

ACCOUNTS RECEIVABLE

     SPSS management must make estimates of accounts receivable that will not be collected. SPSS performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's creditworthiness, as determined by the Company's review of their current credit information. SPSS continuously monitors past due status, delinquency status, collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions established, SPSS cannot guarantee that it will continue to experience the same credit loss rates as in the past. If the financial condition of SPSS customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

INCOME TAXES

     SPSS recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. SPSS has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has not provided a valuation allowance on the amount of deferred tax assets that it estimates will be utilized as a result of the execution of these strategies. If the future taxable income is less than the amount that has been assumed in assessing the recoverability of the deferred tax assets, then an increase in the valuation allowance will be required, with a corresponding increase to income tax expense. Likewise, should SPSS ascertain in the future that it is more likely than not that deferred tax assets will be realized in excess of the net deferred tax assets, all or a portion of the $64.7 million valuation allowance as of December 31, 2006 would be reversed as a benefit to the provision for income taxes in the period such determination was made.

SHARE-BASED COMPENSATION

     As discussed in the Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements in this Form 10-K, effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized in 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. The Company estimated the fair value of stock options granted using the Black-Scholes pricing valuation model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. Prior to January 1, 2006, the Company accounted for stock option grants made in 2004 and 2005 under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value. Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risk(s).

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes -- an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto. However, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position or operating results.

     In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-3 effective January 1, 2007, and does not believe that the adoption will have a material effect on its consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulleting (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that have been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. The Company has reviewed, and implemented, the provisions of SAB No. 108 as of December 31, 2006, and has determined that it did not have a material impact on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not currently exposed to market risk from fluctuations in interest rates because, as of December 31, 2006, the Company had no amounts outstanding under its borrowing arrangement.

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

     To reduce this risk, the Company entered into forward contracts during the third quarter of 2006 for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The objective for holding the derivative instruments is to eliminate or reduce the impact of these exposures. The principal currency hedged is the Japanese Yen relative to the British Pound with a notional weighted average exchange rate between the currencies of 212.12. These contracts call for the purchase of local currencies at a specified future date to settle the intercompany balance between the Company's U.K. and Japan-based subsidiaries. The settlement date for these contracts is June 18, 2007. The Company does not use derivative instruments for speculative or trading purposes.

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

     The change in the fair value of the contracts, since they were entered into, was recorded as a current asset in the Consolidated Balance Sheets. The fair value is based upon foreign exchange spot rates at the end of the period. Any changes in the fair value of the instrument were recorded as a component of other income/expense. As of December 31, 2006, the change in fair value was $0.8 million. The notional amount of the forward contracts as of December 31, 2006 was $10.8 million.

     Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at December 31, 2006, the reported cash balance would decrease $7.7 million, or 5.5%. Management expects that the decrease would have a material adverse effect on the Company's financial results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SPSS INC. AND SUBSIDIARIES

                                      INDEX



                                                                           PAGE
                                                                           ----


Reports of Independent Registered Public Accounting Firms...............    34
Management's Report on Internal Control Over Financial Reporting........    37
Consolidated Balance Sheets as of December 31, 2005 and 2006............    38
Consolidated Statements of Income for the years ended December 31, 2004,
  2005 and 2006.........................................................    39
Consolidated Statements of Comprehensive Income for the years ended
  December 31, 2004, 2005 and 2006......................................    40
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2004, 2005 and 2006......................................    41
Consolidated Statements of Cash Flows for the years ended December 31,
  2004, 2005 and 2006...................................................    42
Notes to Consolidated Financial Statements..............................    43
Consolidated Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts...........................    69


     Schedules not filed:

     All schedules other than Schedule II have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SPSS Inc.:

     We have audited the accompanying consolidated balance sheets of SPSS Inc. and Subsidiaries (a Delaware corporation) (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its income and cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II of the Company for each of the two years in the period ended December 31, 2006. In our opinion this Schedule presents fairly, in all material respects, the information required to set forth therein.

     As discussed in Note 15 to the consolidated financials statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on January 1, 2006.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SPSS Inc.'s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2007 expressed an unqualified opinion on management's assessment and an unqualified opinion on the effectiveness of the company's internal control over financial reporting.

                                               /s/ GRANT THORNTON LLP

Chicago, Illinois
March 1, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SPSS Inc.:

     We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of SPSS Inc. and subsidiaries (SPSS or the Company), for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG LLP

Chicago, Illinois
March 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SPSS Inc.:

     We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting," that SPSS Inc. and Subsidiaries (a Delaware corporation) (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the control criteria, as described in the introductory paragraph. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the control criteria, as described in the introductory paragraph.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements.

                                        /s/ GRANT THORNTON LLP

Chicago, Illinois
March 1, 2007

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, using the criteria published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

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

     Based on the evaluation under the framework in Internal
Control -- Integrated Framework, management concluded that, as of December 31, 2006, the Company's internal control over financial reporting is effective. Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report is included in Item 8 of this Annual Report on Form 10-K.

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

                             SPSS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            DECEMBER 31,   DECEMBER 31,
                                                                2005           2006
                                                            ------------   ------------


                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................    $ 84,408       $140,203
  Accounts receivable, net of allowances $1,748 in 2005
     and $1,986 in 2006...................................      42,488         53,814
  Inventories, net........................................         879            752
  Deferred income taxes, net..............................       5,624          3,784
  Prepaid income taxes....................................       5,067          3,285
  Other current assets....................................       5,233          4,692
                                                              --------       --------
     Total current assets.................................     143,699        206,530
                                                              --------       --------
Property, equipment and leasehold improvements, net.......      20,441         17,708
Capitalized software development costs, net...............      28,522         31,583
Goodwill..................................................      41,207         41,923
Intangibles, net..........................................       3,627          3,470
Deferred income taxes, net................................      32,938         28,714
Other noncurrent assets...................................       1,463          2,566
                                                              --------       --------
       Total assets.......................................    $271,897       $332,494
                                                              ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable...........................................    $  2,500       $     --
  Accounts payable........................................       9,678          6,496
  Income taxes and value added taxes payable..............       9,024         10,249
  Deferred revenues.......................................      63,980         73,483
  Other accrued liabilities...............................      21,102         24,203
                                                              --------       --------
     Total current liabilities............................     106,284        114,431
                                                              --------       --------
Noncurrent notes payable..................................         872             --
Noncurrent deferred income taxes, net.....................         449            795
Noncurrent deferred revenue...............................         546            745
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 18,724,649 and 19,774,073 shares issued
     and outstanding in 2005 and 2006, respectively.......         187            198
  Additional paid-in capital (see Note 17)................     177,440        205,912
  Deferred compensation...................................      (1,069)            --
  Accumulated other comprehensive loss....................      (9,420)        (1,335)
  Retained earnings (Accumulated deficit) (see Note 17)...      (3,392)        11,748
                                                              --------       --------
     Total stockholders' equity...........................     163,746        216,523
                                                              --------       --------
       Total liabilities and stockholders' equity.........    $271,897       $332,494
                                                              ========       ========




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2005       2006
                                                       --------   --------   --------


Net revenues:
  License............................................  $ 95,819   $107,568   $125,017
  Maintenance........................................    97,735    102,241    109,277
  Services...........................................    30,520     26,254     27,238
                                                       --------   --------   --------
Net revenues.........................................   224,074    236,063    261,532
                                                       --------   --------   --------
Operating expenses:
  Cost of license and maintenance revenues...........    14,642     16,381     17,479
  Cost of license and maintenance
     revenues -- software write-offs.................        --         --      1,283
  Sales, marketing and services......................   129,987    117,872    124,127
  Research and development...........................    47,765     45,418     51,595
  General and administrative.........................    24,813     28,217     32,582
  Provision for doubtful accounts....................       291        151        163
                                                       --------   --------   --------
Operating expenses...................................   217,498    208,039    227,229
                                                       --------   --------   --------
Operating income.....................................     6,576     28,024     34,303
                                                       --------   --------   --------
Other income (expense):
  Net interest and investment income.................      (282)       161      3,139
  Gain on divestiture of Sigma-series product line...        82      1,000      1,000
  Other..............................................     1,680     (2,013)    (3,981)
                                                       --------   --------   --------
Other income (expense)...............................     1,480       (852)       158
                                                       --------   --------   --------
Income before income taxes...........................     8,056     27,172     34,461
Income tax expense...................................     2,513     11,080     19,321
                                                       --------   --------   --------
Net income...........................................  $  5,543   $ 16,092   $ 15,140
                                                       ========   ========   ========
Basic net income per share...........................  $   0.31   $   0.88   $   0.78
                                                       ========   ========   ========
Diluted net income per share.........................  $   0.31   $   0.85   $   0.73
                                                       ========   ========   ========
Shares used in computing basic net income per share..    17,671     18,228     19,451
                                                       ========   ========   ========
Shares used in computing diluted net income per
  share..............................................    17,884     18,880     20,645
                                                       ========   ========   ========




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)



                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                            2004      2005      2006
                                                          -------   -------   -------


Net income..............................................  $ 5,543   $16,092   $15,140
Other comprehensive income (loss):
  Foreign currency translation adjustment...............   (1,242)   (1,602)    8,085
                                                          -------   -------   -------
Comprehensive income....................................  $ 4,301   $14,490   $23,225
                                                          =======   =======   =======




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2005       2006
                                                       --------   --------   --------


Common stock, $.01 par value:
  Balance at beginning of period.....................  $    173   $    177   $    187
  Sale of 23,271, 8,270 and 42,177 shares of common
     stock to the Employee Stock Purchase Plans in
     2004, 2005 and 2006, respectively...............        --         --         --
  Exercise of stock options..........................         4         10         11
                                                       --------   --------   --------
  Balance at end of period...........................       177        187        198
                                                       --------   --------   --------
Additional paid-in capital:
  Balance at beginning of period.....................   148,202    155,729    177,440
  Stock option reclassification (see Note 17)........     3,252         --         --
  Reclassification of deferred compensation upon
     adoption of SFAS No. 123(R).....................        --         --     (1,069)
  Sale of 23,271, 8,270 and 42,177 shares of common
     stock to the Employee Stock Purchase Plans in
     2004, 2005 and 2006, respectively...............       392        112      1,047
  Exercise of 267,623, 1,010,635 and 980,936 stock
     options in 2004, 2005 and 2006, respectively....     3,749     17,422     18,826
  Amortization of stock option compensation..........        --         --      3,105
  Net issuance of 78,200 and 231,387 restricted, and
     deferred, share units in 2005 and 2006,
     respectively....................................        --      1,428      3,129
  Income tax benefit related to stock options........       134      2,749      3,434
                                                       --------   --------   --------
  Balance at end of period...........................   155,729    177,440    205,912
                                                       --------   --------   --------
Deferred compensation:
  Balance at beginning of period.....................      (385)      (145)    (1,069)
  Reclassification of deferred compensation upon
     adoption of SFAS No. 123(R).....................        --         --      1,069
  Net issuance of 78,200 restricted share units in
     2005............................................        --     (1,428)        --
  Amortization of deferred compensation..............       240        504         --
                                                       --------   --------   --------
  Balance at end of period...........................      (145)    (1,069)        --
                                                       --------   --------   --------
Accumulated other comprehensive loss:
  Balance at beginning of period.....................    (6,576)    (7,818)    (9,420)
  Foreign currency translation adjustment............    (1,242)    (1,602)     8,085
                                                       --------   --------   --------
  Balance at end of period...........................    (7,818)    (9,420)    (1,335)
                                                       --------   --------   --------
Accumulated deficit:
  Balance at beginning of period.....................   (21,775)   (19,484)    (3,392)
  Stock option reclassification (see Note 17)........    (3,252)        --         --
  Net income.........................................     5,543     16,092     15,140
                                                       --------   --------   --------
  Balance at end of period...........................   (19,484)    (3,392)    11,748
                                                       --------   --------   --------
Total stockholders' equity...........................  $128,459   $163,746   $216,523
                                                       ========   ========   ========




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                            YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2004       2005       2006
                                                        --------   --------   --------


Cash flows from operating activities:
  Net income..........................................  $  5,543   $ 16,092   $ 15,140
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization....................    16,405     16,948     16,536
     Deferred income taxes............................   (11,190)    (1,711)     9,844
     Excess tax benefit from share-based
       compensation...................................        --         --     (3,434)
     Tax benefit from stock option exercises..........       134      2,749         --
     Amortization of share-based compensation.........       240        504      6,704
     Gain on sale of product line.....................       (82)    (1,000)    (1,000)
     Write-off of internal use software and acquired
       technology.....................................     1,505         --      1,283
     Non-cash survey services expense (recoveries)....    (1,125)        --         --
     Gain from property disposal......................      (771)        --         --
     Changes in assets and liabilities, net of effects
       of acquisitions:
       Accounts receivable............................       969      3,984     (8,872)
       Inventories....................................       691       (125)       136
       Prepaid and other assets.......................      (236)      (147)       676
       Accounts payable...............................    (1,253)     3,841     (3,382)
       Accrued expenses...............................      (423)    (1,488)     2,403
       Income taxes...................................       835      3,991      2,755
       Deferred revenue...............................     1,747      5,916      5,898
  Other, net..........................................      (655)     1,955      3,523
                                                        --------   --------   --------
Net cash provided by operating activities.............    12,334     51,509     48,210
                                                        --------   --------   --------
Cash flows from investing activities:
  Capital expenditures................................    (5,477)    (7,543)    (4,287)
  Capitalized software development costs..............    (9,208)    (9,021)   (12,761)
  Proceeds from the divestiture of Sigma-series
     product line.....................................     3,000      1,000      1,000
  Purchase of business and intangibles................        --       (780)        --
  Repurchase of common stock issued for acquisition...    (5,421)        --         --
  Proceeds from property disposal.....................     2,633         --         --
  Other investing activities..........................       187         --         --
                                                        --------   --------   --------
Net cash used in investing activities.................   (14,286)   (16,344)   (16,048)
                                                        --------   --------   --------
Cash flows from financing activities:
  Net repayments under line-of-credit agreements......    (2,570)    (2,509)    (3,372)
  Proceeds from issuance of common stock..............     4,145     17,544     19,884
  Excess tax benefit from share-based compensation....        --         --      3,434
                                                        --------   --------   --------
Net cash provided by financing activities.............     1,575     15,035     19,946
                                                        --------   --------   --------
Effect of exchange rates on cash......................     1,383     (2,899)     3,687
                                                        --------   --------   --------
Net change in cash and cash equivalents...............     1,006     47,301     55,795
Cash and cash equivalents at beginning of period......    36,101     37,107     84,408
                                                        --------   --------   --------
Cash and cash equivalents at end of period............  $ 37,107   $ 84,408   $140,203
                                                        ========   ========   ========
Supplemental disclosures of cash flow information:
  Interest paid.......................................  $    723   $    691   $    105
  Income taxes paid...................................    14,974      8,546      7,899
  Cash received from income tax refunds...............     2,307      4,496      1,889



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

     We evaluate the criteria outlined in Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of sales and related costs or the net amount earned. Generally, we are primarily obligated in a transaction, subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators. As such, revenue is recorded gross.

     SPSS enters into arrangements which may consist of the sale of: (1) licenses of the Company's software, (2) professional services and maintenance or
(3) various combinations of each element. Revenues are recognized based on the residual method under SOP 98-9, a modification of SOP 97-2 "Software Revenue Recognition", when an agreement has been signed by both parties, delivery of the product has occurred, the fees are fixed or determinable, collection of the fees is probable and no other significant obligations remain. Historically, the Company has not experienced significant returns or offered exchanges of its products.

     (1) SPSS offers: (a) annual licenses with maintenance renewable annually,
     (b) perpetual licenses with both annual and multi- year maintenance, and
     (c) multi-year licenses with multi-year maintenance. Annual licenses with maintenance renewable annually are recognized ratably over the term of the maintenance. Vendor-specific objective evidence of fair value of maintenance for perpetual licenses with annual maintenance is based on the price the customer is required to pay for maintenance when sold separately. In certain countries where SPSS operates, vendor-specific objective evidence of fair value of maintenance for perpetual licenses with annual maintenance is based on a stated renewal rate for maintenance. For these types of arrangements, where there are stated renewal rates and they are substantive, VSOE exists. If VSOE does not exist, the entire fee is deferred and recognized ratably over the term of the arrangement as license revenue.

     SPSS licenses software, primarily to end users, on a perpetual basis and on an annual and multi-year basis. Under a perpetual license, the customer is granted an indefinite right to use the software. SPSS typically has a 60-day return policy for these types of licenses and the Company calculates its return allowance using a 12-month rolling average based on actual returns during the prior 12 months. Under an annual license, the customer is granted the right to use the software for one year and may not return or cancel during the first year.

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

     (2) Revenues from professional services are comprised of consulting, implementation services and training. Consulting services are generally sold on a time-and-materials basis and include services to assist in new implementations or configure existing applications to vertical industry and customer requirements. SPSS consultants also help organizations to develop plans that align analytical efforts with organizational goals, assist with the collection and structuring of data for analysis, and facilitate the building of predictive analytical models. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e., the services do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction. Revenues for professional services and training are recognized when the services are performed.

     (3) For multiple element arrangements, each element of the arrangement is analyzed and SPSS allocates a portion of the total fee under the arrangement to the undelivered elements, such as professional services, training and maintenance based on vendor-specific objective evidence of fair value. Revenues allocated to the undelivered elements are deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license), under the residual method. Vendor-specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e., hourly time and material rates charged for consulting services when sold separately from a software license and the optional renewal rates charged by the Company for maintenance arrangements).

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

  ADVERTISING EXPENSE

     Advertising expenses are charged to operations during the year in which they are incurred. The total amount of advertising expenses charged to operations was $2.2 million, $1.6 million and $1.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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


                                                       2004     2005     2006
                                                      ------   ------   ------


Basic weighted average common shares outstanding....  17,671   18,228   19,451
Dilutive effect of stock options....................     213      652    1,194
                                                      ------   ------   ------
Diluted weighted average common shares outstanding..  17,884   18,880   20,645
                                                      ======   ======   ======
Anti-dilutive shares not included in diluted EPS....   1,128      266       24
                                                      ======   ======   ======



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

     SPSS applies Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. See additional discussion at Note 3.

  EQUITY INCENTIVE PLANS

     The Company maintains one active equity incentive plan that is flexible and allows various forms of equity incentives to be issued. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. The Statement requires entities to recognize compensation expense for awards of equity instruments.

     Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share-based awards during 2004 and 2005. Accordingly, no compensation expense was recognized in those years for share-based awards granted in connection with the issuance of stock options under the Company's equity incentive plans; however, compensation expense was recognized in connection with the issuance of restricted share units and stock options granted to non-employees under the Company's equity incentive plans. The adoption of SFAS No. 123(R) primarily resulted in a change in the Company's method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123(R) resulted in the Company recording compensation expense for employee stock options and employee share-based awards granted prior to the adoption using the Black-Scholes pricing valuation model. See additional discussion at Note 15.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of three months or less. As of December 31, 2006, the Company had $57.0 million invested in an overnight investment in the form of commercial paper.

  CONCENTRATION OF CREDIT RISK

     The Company places temporary cash investments with institutions of high credit quality. The Company has a broad customer base doing business in all regions of the United States as well as other areas of North America, Europe and the Pacific Rim. At December 31, 2005 and 2006, the Company had approximately $84.4 million and $140.2 million, respectively, on deposit with financial institutions. Of those amounts, approximately $53.4 million and $77.0 million of cash was held outside of the United States at December 31, 2005 and 2006, respectively. Of the cash held on deposit, essentially all of the cash balance was in excess of amounts insured by the Federal Deposit Insurance Corporation or other foreign provided bank insurance. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

  ACCOUNTS RECEIVABLE

     The Company's accounts receivable are primarily due from entities in the government, academic and commercial sectors. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness, as determined by the Company's review of their current credit information. The Company continuously monitors past due status, delinquency status, collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified.

  INVENTORIES

     Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost. See additional discussion at Note 3.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company reviews its goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Identifiable intangible assets are amortized over a seven to ten year period using the straight-line method. SFAS No. 142 requires the Company to perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of an asset may be below its carrying amount. The Company performed an impairment test in the fourth quarter of 2005 and 2006 and no impairment was required to be recognized upon completion of these tests.

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

  FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), and by Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149") requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

     The Company accounts for derivative financial instruments in accordance with SFAS No. 133 and related amendments. The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value. Changes in fair values of derivatives accounted for as fair value hedges are recorded as a component of "Other income/expense" in the Consolidated Statements of Income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risk(s).

  DEBT EXPENSE

     Expenses incurred in securing and issuing debt are amortized over the life of the remaining debt and included as a component of interest expense.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes -- an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto. However, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position or operating results.

     In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-3 effective January 1, 2007, and does not believe that the adoption will have a material effect on its consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulleting (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that have been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. The Company has reviewed, and implemented, the provisions of SAB No. 108 as of December 31, 2006, and has determined that it did not have a material impact on its financial statements.

(2) DOMESTIC AND FOREIGN OPERATIONS

     Certain balance sheet information, net revenues and net income of international subsidiaries as of and for the years ended December 31, 2004, 2005 and 2006 included in the consolidated financial statements are summarized as follows (in thousands):


                                                          DECEMBER 31,
                                                 ------------------------------
                                                   2004       2005       2006
                                                 --------   --------   --------


Working capital................................  $  7,175   $ 31,256   $ 54,315
                                                 ========   ========   ========
Excess of noncurrent assets over noncurrent
  liabilities..................................  $ 16,995   $ 16,007   $ 22,796
                                                 ========   ========   ========
Net revenues...................................  $122,409   $133,288   $151,780
                                                 ========   ========   ========
Net income.....................................  $ 13,200   $ 23,077   $ 14,375
                                                 ========   ========   ========



     Net revenues per geographic region, attributed to countries based upon point of sale, are summarized as follows (in thousands):


                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2004       2005       2006
                                                 --------   --------   --------


United States..................................  $101,665   $102,775   $109,752
                                                 --------   --------   --------
United Kingdom.................................    31,701     31,911     34,047
The Netherlands................................    21,943     27,411     32,092
Other..........................................    37,297     39,321     45,398
                                                 --------   --------   --------
  Total Europe.................................    90,941     98,643    111,537
                                                 --------   --------   --------
Japan..........................................    21,032     22,416     25,446
Other..........................................    10,436     12,229     14,797
                                                 --------   --------   --------
  Total Pacific Rim............................    31,468     34,645     40,243
                                                 --------   --------   --------
Total International............................   122,409    133,288    151,780
                                                 --------   --------   --------
     Total.....................................  $224,074   $236,063   $261,532
                                                 ========   ========   ========



     Long-lived assets, excluding long-term deferred tax assets, per geographic region are summarized as follows (in thousands):


                                                             DECEMBER 31,
                                                          -----------------
                                                            2005      2006
                                                          -------   -------


United States...........................................  $78,783   $77,619
                                                          -------   -------
United Kingdom..........................................    5,083     6,519
The Netherlands.........................................    8,570     8,141
Other...................................................      836     2,247
                                                          -------   -------
  Total Europe..........................................   14,489    16,907
                                                          -------   -------
Japan...................................................    1,806     1,736
Other...................................................      182       988
                                                          -------   -------
  Total Pacific Rim.....................................    1,988     2,724
                                                          -------   -------
Total International.....................................   16,477    19,631
                                                          -------   -------
       Total............................................  $95,260   $97,250
                                                          =======   =======


(3) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):


                                                             DECEMBER 31,
                                                         -------------------
                                                           2005       2006
                                                         --------   --------


Property, equipment and leasehold improvements, at
  cost:
Furniture, fixtures, and office equipment..............  $ 15,332   $ 15,707
Computer equipment and software........................    68,840     70,355
Leasehold improvements.................................    14,936     16,518
                                                         --------   --------
Balance, cost -- end of year...........................    99,108    102,580
Less accumulated depreciation and amortization.........   (78,667)   (84,872)
                                                         --------   --------
Balance, net -- end of year............................  $ 20,441   $ 17,708
                                                         ========   ========



     Activity in property, equipment and leasehold improvements is summarized as follows (in thousands):


                                                             DECEMBER 31,
                                                          -----------------
                                                            2005      2006
                                                          -------   -------


Balance, net -- beginning of year.......................  $21,480   $20,441
Additions...............................................    7,543     4,287
Asset write-offs........................................       --    (1,283)
Depreciation expense....................................   (8,040)   (6,318)
Foreign currency translation and other..................     (542)      581
                                                          -------   -------
Balance, net -- end of year.............................  $20,441   $17,708
                                                          =======   =======



     During 2004, 2005 and 2006, SPSS recorded depreciation expense of $8.4 million, $8.0 million and $6.3 million, respectively, as a component of operating expenses.

     During 2004, 2005 and 2006, SPSS capitalized $0.8 million, $0.4 million and $0.1 million, respectively, and amortized $1.4 million, $1.2 million and $1.0 million, respectively, of internal-use computer software.

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

     During 2006, the Company wrote off approximately $1.3 million of certain software to a fair value of zero after the Company determined that the future use of this software was no longer likely.

(4) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

     The components of net capitalized software are summarized as follows (in thousands):


                                                             DECEMBER 31,
                                                         -------------------
                                                           2005       2006
                                                         --------   --------


Product translations...................................  $  9,898   $ 11,041
Acquired software technology...........................    11,967     14,800
Capitalized software development costs.................    37,214     40,209
                                                         --------   --------
Balance, cost -- end of year...........................    59,079     66,050
Accumulated amortization...............................   (30,557)   (34,467)
                                                         --------   --------
Balance, net -- end of year............................  $ 28,522   $ 31,583
                                                         ========   ========



     Activity in capitalized software is summarized as follows (in thousands):


                                                             DECEMBER 31,
                                                          -----------------
                                                            2005      2006
                                                          -------   -------


Balance, net -- beginning of year.......................  $28,178   $28,522
Additions...............................................    9,021    12,761
Amortization expense charged to cost of license and
  maintenance revenues..................................   (8,677)   (9,899)
Foreign currency translation............................       --       199
                                                          -------   -------
Balance, net -- end of year.............................  $28,522   $31,583
                                                          =======   =======



     During 2004, 2005 and 2006, SPSS recorded amortization expense of $7.8 million, $8.7 million and $9.9 million, respectively, charged to cost of license and maintenance revenues.

     Total software development expenditures, including amounts expensed as incurred, amounted to approximately $57.0 million, $54.4 million and $64.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

     During 2005, the Company identified approximately $3.3 million of acquired software technology and $10.0 million of capitalized software development costs that were fully amortized on versions of the Company's software products no longer in use. During 2006, the Company identified approximately $6.0 million of capitalized software development costs that were fully amortized versions of the Company's software products no longer in use. Accordingly, these amounts were removed from the capitalized software balances during 2005 and 2006 with an offsetting charge to accumulated amortization.

     The following table presents the estimated future amortization expense for acquired software technology (in thousands):



For the year ended December 31, 2007............................  $1,829
For the year ended December 31, 2008............................   1,647
For the year ended December 31, 2009............................     728
For the year ended December 31, 2010............................     457
For the year ended December 31, 2011............................     421

(5) GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible asset data are as follows (in thousands):


                                                            DECEMBER 31,
                                         -------------------------------------------------
                                                   2005                      2006
                                         -----------------------   -----------------------
                                           GROSS                     GROSS
                                         CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                          AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                         --------   ------------   --------   ------------


Amortizable intangible assets:
  Other intangible assets -- Customer
     relationships.....................   $ 2,102       $(422)      $ 2,264       $(701)
  Other intangible
     assets -- Trademarks..............       400        (280)          400        (320)
Unamortizable intangible assets:
  Other intangible assets..............     1,827                     1,827
Goodwill...............................    41,207                    41,923
Aggregate amortization expense:
  2006.................................                                 319
Estimated amortization expense:
  2007.................................                                 315
  2008.................................                                 315
  2009.................................                                 275
  2010.................................                                 275
  2011.................................                                  78


     The aggregate amortization expense for the years ended December 31, 2004, 2005 and 2006 was $0.2 million, $0.2 million and $0.3 million, respectively.

     The following tables present the changes in the carrying amount of goodwill and other intangibles as of December 31, 2005 and December 31, 2006 (in thousands):


                                                             DECEMBER 31, 2005
                                                          ----------------------
                                                          GOODWILL   INTANGIBLES
                                                          --------   -----------


Balance at beginning of year............................   $42,197      $3,278
Amortization expense....................................        --        (231)
Intangibles acquired....................................        --         780
Foreign currency translation............................      (990)       (200)
                                                           -------      ------
Balance at end of year..................................   $41,207      $3,627
                                                           =======      ======





                                                             DECEMBER 31, 2006
                                                          ----------------------
                                                          GOODWILL   INTANGIBLES
                                                          --------   -----------


Balance at beginning of year............................   $41,207      $3,627
Amortization expense....................................        --        (319)
Foreign currency translation............................       716         162
                                                           -------      ------
Balance at end of year..................................   $41,923      $3,470
                                                           =======      ======



     During 2005, the Company reached a final agreement to terminate the agreement with its Belgium distributor in efforts to further improve the operating performance in Belgium. The agreement was reached for the Company to purchase the existing Belgium customer base. The result of this transaction was a $0.8 million addition to intangible assets, with a useful life of ten years.

(6) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31 (in thousands):


                                                    2005      2006    USEFUL LIVES
                                                   ------   -------   ------------


Trademarks.......................................  $  400   $   400      10 years
Customer relationships...........................   2,102     2,264    7-10 years
                                                   ------   -------
                                                    2,502     2,664
Less accumulated amortization....................    (702)   (1,021)
                                                   ------   -------
                                                    1,800     1,643
Unamortizable trademarks.........................   1,827     1,827    Indefinite
                                                   ------   -------
Total intangible assets, net.....................  $3,627   $ 3,470
                                                   ======   =======



(7) ACQUISITIONS AND DIVESTITURES

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

  DIVESTITURES

     On December 29, 2003, the Company received its first payment in a transaction with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"), pursuant to which Systat acquired from SPSS an exclusive worldwide license to distribute the Sigma-series line of products for a three-year period and purchased certain related assets. Pursuant to the agreement, Systat assumed all responsibilities for the marketing and sales of the products as well as their ongoing development and technical support. SPSS also transferred to Systat all rights and obligations with respect to customers and personnel and all fixed assets related to the Sigma-series products (the "Related Assets"). In exchange for the exclusive worldwide license and Related Assets, Systat was obligated to make cash payments to SPSS in the aggregate amount of $13.0 million. The agreement between SPSS and Systat also granted Systat an option to purchase the licensed property.

     The $9.0 million payment made by Systat to SPSS on December 29, 2003 included the initial $6.0 million license fee and $3.0 million in consideration of the Related Assets. Systat was obligated to make, and remitted, additional license payments in the aggregate amount of $3.0 million in 2004. A final license payment of $1.0 million was made in 2005.

     The distribution license and sale of the Related Assets of the Sigma-series product line was accounted for as a divestiture of a business. The sale resulted in a gain of $8.6 million during 2003. In addition to the net book value of the assets sold, goodwill was reduced by $1.0 million to reflect the estimated goodwill allocated to this business. During 2004, SPSS recorded a $0.1 million adjustment to reduce certain professional fee accruals associated with this transaction. During 2005, SPSS recorded an additional gain of $1.0 million related to the final license payment made, as noted above. Systat made a final payment of $1.0 million to SPSS in 2006 to exercise its option to purchase the licensed property. This $1.0 million payment was recorded as other income.

(8) COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

     The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 2006 (in thousands):


YEAR ENDING DECEMBER 31,                                          AMOUNT
------------------------                                         -------


2007...........................................................  $ 9,699
2008...........................................................    8,337
2009...........................................................    7,401
2010...........................................................    6,897
2011...........................................................    6,304
Thereafter.....................................................    5,785
                                                                 -------
Total operating lease obligation...............................  $44,423
                                                                 =======



     There are certain renewal options with respect to the operating leases. If the Company does not exercise any such options, the leased space will be returned to the lessors at the end of the lease term. In accordance with SFAS No. 13, when cash payments are not made on a straight-line basis, the Company recognizes rent expense on a straight-line basis over the lease term. Rent expense related to operating leases was approximately $14.4 million, $12.6 million and $12.2 million during the years ended December 31, 2004, 2005 and 2006, respectively.

  HYPERION SOLUTIONS

     In January 2007, SPSS renewed its contract with Hyperion Solutions. This renewal extended the term of the Company's contract with Hyperion until 2012. Under the revised agreement, SPSS has the non-exclusive right to license, market and distribute the releases of Hyperion's Essbase and Analyzer software. Such right will not extend to Release 9 and beyond of Hyperion's software. SPSS will, however, continue to port future releases of the software to the i-Series computer platform and provide customer support for that software in exchange for a portion of the support fees charged to end-users.

  BANTA GLOBAL TURNKEY

     Banta Global Turnkey manufactures, packages and distributes a majority of the Company's software products in the United States and multiple international locations. Banta has provided these services to SPSS since 1997, and SPSS and Banta amended and renewed their distribution agreement in January 2006. The agreement with Banta has a three-year term and automatically renews thereafter for successive one-year periods. Either party may terminate the agreement for cause if the other party materially breaches its obligations.

  LITIGATION

     On January 22, 2007, a putative derivative action captioned Fortney v. Noonan, et. al., was filed in the United States District Court for the Northern District of Illinois, Eastern Division. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants' profits, failing to properly account for and take tax deductions for those grants, insider trading and issuing false financial statements. The current executive officers and directors who are named in the complaint are Jack Noonan, William Binch, Michael Blair, Kenneth Holec, Merritt Lutz and Norman Nie. The Company is named as a nominal defendant. The complaint alleges various causes of action under federal and Delaware law, including claims for unjust enrichment, breach of fiduciary duty and rescission, as well as claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs seek damages, disgorgement and restitution. As previously disclosed by the Company in July 2006, the Company has completed a detailed review of its accounting for stock option grants. As a result of the review, the Company reclassified approximately $3.3 million of retained earnings to additional paid-in capital and has determined that no further accounting adjustments are required. The Company's response to the complaint is not yet due.

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

(9) OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following at December 31 (in thousands):


                                                            2005      2006
                                                          -------   -------


Payroll.................................................  $ 8,576   $10,598
Rent....................................................    3,831     3,059
Customer advances.......................................    2,084     2,282
Royalties...............................................    1,711     1,966
Other accrued expenses..................................    4,900     6,298
                                                          -------   -------
Total other accrued liabilities.........................  $21,102   $24,203
                                                          =======   =======



(10) FINANCING ARRANGEMENTS AND HEDGING ACTIVITIES

     On March 31, 2003, SPSS entered into a four (4) year, $25.0 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation). The Wells Fargo Foothill facility includes a four (4) year term loan in the amount of $10.0 million, two revolving lines of credit and a letters of credit facility not to exceed $3.0 million. The maximum amount SPSS may borrow under Revolver A will depend upon the value of the Company's eligible accounts receivable generated within the United States. Revolver B provides for a credit facility of up to $3.5 million provided that no event of default exists. As of December 31, 2006, the Company had availability of $6.4 million under the revolving lines of credit.

     The terms and conditions of the Wells Fargo Foothill credit facility are specified in a Loan and Security Agreement, dated as of March 31, 2003, by and between Wells Fargo Foothill and SPSS. The term loan portion of the facility bears interest at a rate of 2.5% above prime, with potential future interest rate reductions of up to 0.5% in the interest rate based upon the Company's achievement of specified EBITDA targets. One component of the revolving line of credit will bear interest at a rate of prime plus 3.0%. On the remainder of the revolving line of credit, SPSS may select interest rates of either prime plus 0.25% or LIBOR plus 2.5% with respect to each advance made by Foothill. The credit fee rate for letters of credit is 2.0% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. In May 2003, the Company began paying down the term loan of $10.0 million in equal annual installments over the scheduled four (4) year repayment period. During the first quarter of 2006, the Company paid off the remaining balance of its long term loan in the amount of $3.4 million.

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

     The Company's credit facility with Wells Fargo Foothill expires on March 31, 2007. The Company may seek to obtain a replacement line of credit.

     The Company accounts for derivative financial instruments in accordance with SFAS No. 133 and related amendments. The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value. Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risk(s).

     During the third quarter of 2006, the Company entered into forward contracts for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The change in the fair value of the contracts, since they were entered into, was recorded as a component of "Other current assets" in the

Consolidated Balance Sheets. The fair value was based upon foreign exchange spot rates at the end of the period. Any changes in the fair value of the instrument were recorded as a component of "Other income/expense" in the Consolidated Statements of Income. As of December 31, 2006, the change in fair value was $0.8 million. The notional amount of these contracts was $10.8 million, and the principal currency hedged is the Japanese Yen relative to the British Pound with a notional weighted average exchange rate between the currencies of 212.12. These contracts call for the purchase of local currencies at a specified future date to settle certain intercompany balances between the Company's U.K. and Japan-based subsidiaries. The settlement date for these contracts is June 18, 2007. The Company does not use derivative instruments for speculative or trading purposes.

(11) OTHER INCOME

     Other income consists of the following (in thousands):


                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      2004      2005      2006
                                                     ------   -------   -------


Interest and investment income.....................  $  485   $   990   $ 3,359
Interest expense...................................    (767)     (829)     (220)
                                                     ------   -------   -------
Net interest and investment income (expense).......    (282)      161     3,139
                                                     ------   -------   -------
Gain on divestiture of Sigma-series product line...      82     1,000     1,000
Exchange gain (loss) on foreign currency
  transactions.....................................     896    (2,013)   (3,981)
International research and development credit......     976        --        --
Write-down in e-Intelligence investment............    (217)       --        --
Other..............................................      25        --        --
                                                     ------   -------   -------
Other, net.........................................   1,680    (2,013)   (3,981)
                                                     ------   -------   -------
Total other income (expense).......................  $1,480   $  (852)  $   158
                                                     ======   =======   =======



     In 2003, the Company recognized a gain of $8.6 million on the divestiture of the Sigma-Series product line. During 2004, SPSS recorded a $0.1 million adjustment to reduce certain professional fee accruals associated with this transaction. During 2005, the Company recognized income of $1.0 million related to the final license payment from Systat related to the divestiture of the Sigma-series product line. Systat made a final payment of $1.0 million to SPSS in 2006 to exercise its option to purchase the licensed property. See additional discussion in Note 7.

(12) INCOME TAXES

     Income before income taxes consists of the following (in thousands):


                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     2004       2005      2006
                                                   --------   -------   -------


Domestic.........................................  $(11,764)  $(2,120)  $13,545
Foreign..........................................    19,820    29,292    20,916
                                                   --------   -------   -------
Pretax income....................................  $  8,056   $27,172   $34,461
                                                   ========   =======   =======


     Income tax expense (benefit) consists of the following (in thousands):


                                                   CURRENT   DEFERRED    TOTAL
                                                   -------   --------   -------


Year ended December 31, 2004
  U.S. Federal...................................  $    96    $(3,231)  $(3,135)
  State..........................................       --       (972)     (972)
  Foreign........................................    5,755        865     6,620
                                                   -------    -------   -------
  Income tax expense (benefit)...................  $ 5,851    $(3,338)  $ 2,513
                                                   =======    =======   =======
Year ended December 31, 2005
  U.S. Federal...................................  $ 3,559    $ 1,980   $ 5,539
  State..........................................       77       (751)     (674)
  Foreign........................................    8,194     (1,979)    6,215
                                                   -------    -------   -------
  Income tax expense (benefit)...................  $11,830    $  (750)  $11,080
                                                   =======    =======   =======
Year ended December 31, 2006
  U.S. Federal...................................  $ 2,753    $10,128   $12,881
  State..........................................      451       (552)     (101)
  Foreign........................................    7,530       (989)    6,541
                                                   -------    -------   -------
  Income tax expense (benefit)...................  $10,734    $ 8,587   $19,321
                                                   =======    =======   =======



     For the years ended December 31, 2004, 2005 and 2006, the reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows (in thousands):


                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     2004      2005       2006
                                                   -------   --------   -------


Statutory Federal income tax rate................       34%        35%       35%
                                                   -------   --------   -------
Income taxes using the Federal statutory rate....  $ 2,739   $  9,510   $12,061
State income taxes, net of Federal tax benefit...     (641)      (438)      295
Foreign taxes at net rates different from U.S.
  Federal rates..................................     (855)    (3,074)     (591)
Foreign tax credit...............................     (204)   (17,007)    1,281
Research and development credit..................       --         --      (400)
Net operating loss...............................       --     13,664        --
Deemed income from foreign operations............      265      6,989     2,178
Dividends from foreign affiliates................       --         --     2,987
Nondeductible costs for income tax purposes......      271       (143)      226
Extra territorial income and domestic
  manufacturing deduction........................     (544)      (160)     (263)
Prior year tax refunds...........................       --       (963)       --
Change in valuation allowance....................    2,590      3,677     1,966
Other, net.......................................   (1,108)      (975)     (419)
                                                   -------   --------   -------
Income tax expense...............................  $ 2,513   $ 11,080   $19,321
                                                   =======   ========   =======


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets/(liabilities) at December 31, 2005 and 2006, are presented below (in thousands):


                                                           2005       2006
                                                         --------   --------


Deferred revenues......................................  $ 11,477   $ 13,300
  Foreign tax credit carryforwards.....................    23,697     15,108
  Research and experimentation credit carryforwards....     3,969      3,202
  AMT credits..........................................       386        115
  Acquisition-related items............................     6,240      5,734
  Depreciation, amortization and capitalized interest..    (1,948)    (2,308)
  Capitalized software costs...........................    (8,952)    (9,121)
  Net operating loss carryforwards.....................    57,738     62,390
  Foreign currency loss................................     1,589      1,556
  Inventories..........................................        77        109
  Share-based compensation.............................        --      2,016
  Allowances, accruals and other.......................     3,477      4,308
                                                         --------   --------
Total gross deferred income taxes......................    97,750     96,409
  Less valuation allowance.............................   (59,637)   (64,727)
                                                         --------   --------
Net deferred income tax asset..........................  $ 38,113   $ 31,682
                                                         ========   ========
Balance sheet classification:
  Current deferred income taxes........................  $  5,624   $  3,784
  Noncurrent deferred income tax asset.................    32,938     28,714
  Current deferred income tax liability (included in
     income tax payable)...............................        --        (21)
  Noncurrent deferred income tax liability.............      (449)      (795)
                                                         --------   --------
Net deferred income taxes..............................  $ 38,113   $ 31,682
                                                         ========   ========



     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the fourth quarter 2006, the Company became aware of information related to its ongoing worldwide tax audits that has caused it to determine that certain tax attributes on its balance sheet may no longer be able to be realizable. The Company has estimated the possible loss of these tax attributes to be $6.9 million and has recognized an income tax expense in 2006 with a corresponding decrease in selected tax attributes on its balance sheet.

     As of December 31, 2006, SPSS has a U.S. net operating loss carryforwards of approximately $95.7 million, the majority of which begins to expire in 2021. The Company has provided a valuation on $89.9 million of the U.S. net operating loss carryforwards. In addition, as of December 31, 2006, the Company has foreign net operating loss carryforwards of approximately $79.2 million against which the Company has provided a valuation allowance on $69.1 million.

     At December 31, 2006, the Company has foreign tax credit carryforwards of $15.1 million, which begin to expire in 2010. The Company has a valuation allowance of $7.8 million against these credits.

     As of December 31, 2006, SPSS had a Federal research and experimentation credit carryforward of approximately $3.2 million, which begins to expire in 2010. The Company has a valuation allowance of $0.4 million, against these credits.

     Federal income and foreign withholding taxes have not been provided on $63.0 million of undistributed earnings of international subsidiaries of which $33.3 million has been previously taxed in the United States. The

Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2006 and prior years because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable.

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes -- an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto. However, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position or operating results.

(13) COST MANAGEMENT PROGRAMS

     During the fourth quarter 2006, the Company incurred certain expenses totaling $0.9 million related to the closure of its Amsterdam facility. These costs included lease termination costs, severance payments for fifteen employees and a loss on the disposal of surplus fixed assets. As of December 31, 2006, the Company has approximately $0.7 million in liabilities remaining related to these expenses and expects the liability to be paid in 2007.

(14) EMPLOYEE BENEFIT PLANS

     Qualified employees may participate in the 401(k) savings plan by contributing up to the lesser of 15% of eligible compensation or limits imposed by the U.S. Internal Revenue Code in a calendar year. SPSS makes a matching contribution for employees in the plan the entire year. SPSS made contributions of $0.3 million, $0.4 million and $0.4 million for 2004, 2005, and 2006, respectively. These matching contributions were recorded as compensation expense.

     In 1993, SPSS implemented a qualified employee stock purchase plan. The employee stock purchase plan provided that eligible employees could contribute up to 10% of their base salary per quarter toward the quarterly purchase of SPSS common stock. The employee's purchase price was 85% of the fair market value of the stock at the close of the first business day after the quarterly offering period. The total number of shares issuable under the purchase plan was 100 thousand. Effective October 2000, the plan was amended to calculate the share price as 85% of the lower of: i) the closing market price of the stock on the first trading day of the quarter, or ii) the closing market price for the stock on the last trading day after the end of the quarter. Additionally, in October 2000, a non-qualified plan was adopted by the Company's shareholders, but not utilized until 2004. During 2004, 6 thousand shares were issued under the qualified purchase plan at a market price of $17.88. Because no additional shares were available for issuance under the qualified purchase plan, SPSS terminated the qualified purchase plan in the first quarter of 2005. During 2004, 17 thousand shares were issued under the non-qualified purchase plan at market prices ranging from $13.33 -- $18.40. During the first quarter of 2005, there were 8 thousand shares issued under the non-qualified plan with a market price of $13.54. During the first quarter of 2005, SPSS terminated the non-qualified purchase plan.

     At the annual stockholders' meeting held on June 15, 2005, the SPSS stockholders approved a new qualified employee stock purchase plan. There are 500 thousand shares of SPSS common stock authorized for issuance over the term of the stock purchase plan. The shares are offered for purchase through a series of six-month contribution periods extending from January 1 through June 30 and July 1 through December 31 of each year. The SPSS purchase plan provides that eligible employees may elect to have between 1% and 15% of their total compensation withheld and applied to the purchase of shares of SPSS common stock on the last day of each contribution period. The employee's purchase price of SPSS common stock will equal the lesser of i) 85% of the fair market value of the SPSS common stock on the first business day of the contribution period, or
ii) 85% of the fair market value of the SPSS common stock on the last business day of the contribution period. There is a maximum of 4 thousand shares that each eligible employee may purchase each contribution period. There were 42 thousand shares issued under this qualified plan during 2006.

(15) STOCK COMPENSATION PLANS

  SHARE-BASED COMPENSATION

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

     Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share-based awards in 2004 and 2005. Accordingly, no compensation expense was recognized for share based awards granted in connection with the issuance of stock options under the Company's equity incentive plans in those years; however, compensation expense was recognized in connection with the issuance of restricted share units, the discount provided on shares issued under the employee stock purchase plan, and stock options granted to non-employees under the Company's equity incentive plans. The adoption of SFAS No. 123(R) primarily resulted in a change in the Company's method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123(R) resulted in the Company recording compensation expense for employee stock options and employee share-based awards granted prior to the adoption using the Black-Scholes pricing valuation model. As of December 31, 2006, there was approximately $2.8 million of unrecognized compensation cost related to unvested stock options granted prior to the adoption of SFAS No. 123(R). This cost will be recognized over an estimated weighted average period of 1.6 years. Additionally, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows prior to the adoption of SFAS No. 123(R). It is now required that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows with a corresponding increase in deferred income taxes reported as an operating cash outflow. The Company's excess tax benefits, classified as financing cash flows, for the year ended December 31, 2006 was $3.4 million. SFAS No. 123(R) also required the beginning balance of deferred compensation to be reclassified to additional paid in capital.

     Share-based compensation expense, including expense related to restricted share units, under the provision of SFAS No. 123(R) and APB No. 25 was comprised as follows (in thousands):


                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                        --------------------
                                                        2004   2005    2006
                                                        ----   ----   ------


Sales, Marketing and Services.........................  $ --   $ --   $2,022
Research and Development..............................    --     --    1,425
General and Administrative............................   240    504    3,257
                                                        ----   ----   ------
Total share-based compensation expense................  $240   $504   $6,704
                                                        ====   ====   ======


     The Company elected to adopt the modified prospective method as provided by SFAS No. 123(R). Accordingly, previously reported amounts have not been restated. The effects of the adoption were as follows (in thousands, except per share data):


                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    2006
                                                            -------------------
                                                            INCREASE (DECREASE)


Income before income taxes................................        $(3,105)
Net Income................................................         (1,900)
Cash flows from operating activities......................         (5,334)
Cash flows from financing activities......................          3,434
Basic earnings per share..................................        $ (0.10)
Diluted earnings per share................................        $ (0.09)



     Results for fiscal years 2004 and 2005 have not been restated as the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. Had compensation expense for employee stock options and employee share-based awards under the Company's equity incentive plans been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net income and earnings per share for years ended December 31, 2004 and 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except share data):


                                                             FOR THE YEARS
                                                             ENDED DECEMBER
                                                                  31,
                                                           -----------------
                                                             2004      2005
                                                           -------   -------


Net income, as reported..................................  $ 5,543   $16,092
Add:
  Stock-based employee compensation cost, net of related
     tax, included in net income, as reported............       60       281
Deduct:
  Total stock-based employee compensation expense
     determined under the fair value based method for all
     awards, net of related taxes........................   (4,195)   (2,536)
                                                           -------   -------
Pro forma net income.....................................  $ 1,408   $13,837
                                                           =======   =======
Income per share:
  Basic -- as reported...................................  $  0.31   $  0.88
  Basic -- pro forma.....................................  $  0.08   $  0.76
  Diluted -- as reported.................................  $  0.31   $  0.85
  Diluted -- pro forma...................................  $  0.08   $  0.73


     For purposes of calculating the compensation expense consistent with SFAS No. 123(R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:


                                                 FOR THE YEARS ENDED DECEMBER 31,
                                             ---------------------------------------
                                                 2004          2005          2006
                                             -----------   -----------   -----------


Expected volatility........................        37.88%        37.49%        37.09%
Expected dividend yield....................           --%           --%           --%
Expected risk-free interest rate...........         4.18%         4.06%         4.92%
Expected term of options...................   8.00 years    8.00 years    6.15 years
Maximum contractual term...................     10 years      10 years      10 years
Weighted average grant date fair value of
  options granted..........................  $      8.08   $      9.61   $     14.83

     The Company uses historical data to estimate volatility, the expected term and forfeitures of awards due to employee terminations in order to estimate compensation cost for awards expected to vest.

  EQUITY INCENTIVE PLANS

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

     In 2002, SPSS terminated each of its existing equity incentive plans and the stockholders of SPSS adopted the 2002 Equity Incentive Plan. This plan was amended and restated in October 2004 and, again, in April 2006. The plan authorizes the Board of Directors to award stock options and a variety of other equity incentives to directors, officers, employees and independent contractors of SPSS and any of its subsidiaries. Under this plan, there are 80 thousand shares reserved for issuance upon the exercise of option rights that qualify as incentive stock options and 4.4 million shares reserved for issuance upon the exercise of option rights that qualify as nonqualified stock options, appreciation rights or as restricted shares.

     Additional information regarding options is as follows (in thousands, except per share data):


                                       2004                2005                       2006
                                ------------------  ------------------  -------------------------------
                                          WEIGHTED            WEIGHTED            WEIGHTED    WEIGHTED
                                          AVERAGE             AVERAGE             AVERAGE     AVERAGE
                                          EXERCISE            EXERCISE            EXERCISE   REMAINING
                                           PRICE               PRICE               PRICE    CONTRACTUAL
                                OPTIONS  PER SHARE  OPTIONS  PER SHARE  OPTIONS  PER SHARE      LIFE
                                -------  ---------  -------  ---------  -------  ---------  -----------


Outstanding at beginning of
  year........................   4,520     $19.01     4,695    $18.87    3,263     $18.95       6.10
  Granted.....................     773      16.78       140     17.46       35      33.57       9.34
  Forfeited and expired.......    (341)     19.54      (562)    20.92     (140)     23.83       7.71
  Exercised...................    (257)     14.17    (1,010)    17.28     (981)     19.21       4.34
                                 -----     ------    ------    ------    -----     ------
Outstanding at end of year....   4,695     $18.87     3,263    $18.95    2,177     $18.76       5.46
                                 =====     ======    ======    ======    =====     ======





                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     -------------------------
                                                      2004     2005      2006
                                                     ------   ------   -------


Weighted average grant-date fair value of stock
  options granted..................................  $ 8.52   $ 8.77   $ 14.83
                                                     ======   ======   =======
Total fair value of stock options vested...........   6,441    6,007     3,892
                                                     ======   ======   =======
Total intrinsic value of stock options exercised...     922    8,726    14,165
                                                     ======   ======   =======


                                                              WEIGHTED    WEIGHTED
                                                               AVERAGE     AVERAGE
                                                             GRANT DATE   EXERCISE
                                                   OPTIONS   FAIR VALUE     PRICE
                                                   -------   ----------   --------


Non-vested options at December 31, 2006..........     384       $8.64      $16.99
                                                    =====       =====      ======
Vested options at December 31, 2006..............   1,793       $9.79      $19.14
                                                    =====       =====      ======



     The aggregate intrinsic value of stock options outstanding as of December 31, 2006 was $25.1 million.

     Additional information regarding stock options that are exercisable at the end of each fiscal year is as follows (in thousands, except per share data):


                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     -------------------------
                                                      2004     2005      2006
                                                     ------   ------   -------


Options exercisable at year end....................   3,047    2,309     1,793
Weighted average exercise price per share..........  $19.93   $19.75   $ 19.14
Weighted average remaining contractual life........    5.48     5.34      5.05
Aggregate intrinsic value..........................  $2,042   $5,719   $20,053


     The following table summarizes information about stock options outstanding at December 31, 2006:


                                    WEIGHTED AVERAGE
RANGE OF EXERCISE       OPTIONS         REMAINING      WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
PRICES                OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------     -----------   ----------------   ----------------   -----------   ----------------
                                       (OPTION DATA IN THOUSANDS, EXCEPT PER SHARE DATE)


 4.26 -  4.50.......         8            1.31                4.48               8             4.48
 5.98 - 10.93.......         1            2.19                6.91               1             6.91
11.00 - 15.98.......       636            6.93               14.66             479            14.58
16.00 - 17.25.......       359            6.99               16.96             215            16.97
17.50 - 19.09.......       416            4.90               18.61             407            18.64
19.25 - 24.00.......       555            4.01               21.23             481            21.20
25.12 - 34.15.......       198            3.50               27.86             198            27.86
40.91 - 199.74......         4            2.30               79.60               4            79.60
                         -----            ----              ------           -----           ------
                         2,177            5.46              $18.76           1,793           $19.14
                         =====            ====              ======           =====           ======



     The Company has one active equity incentive plan with 2.0 million shares available for grant at December 31, 2006.

  RESTRICTED SHARE UNITS

     The Company began issuing Restricted Share Units (RSUs) in 2005. Each RSU awarded represents the right to receive one share of SPSS common stock on the date that the award vests. Generally, these grants vest ratably over a two or four year period. In 2006, the Company also issued Deferred Share Units (DSUs) to its directors. The DSUs are similar to the RSUs, except that the DSUs vest immediately, but the underlying shares are not delivered until a director leaves the Board of Directors. Compensation expense for both RSUs and DSUs is the product of the number of shares issued and the market value at the time of issuance. The RSUs are structured as deferred compensation and are being amortized on a straight-line basis over the related vesting period. The DSUs vest immediately and, therefore, the expense is recognized immediately. As the RSUs vest, the holder has the option to surrender RSUs as consideration for taxes associated with the transaction. In 2006, there were approximately 11 thousand RSUs surrendered for taxes. As of December 31, 2006, there was approximately $5.8 million of unrecognized compensation cost related to RSUs that will be recognized over an estimate weighted average period of 1.3 years.

     Additional information regarding Restricted Share Units is as follows (in thousands, except fair value data):


                                               WEIGHTED AVERAGE          WEIGHTED AVERAGE
                                        2005      FAIR VALUE      2006      FAIR VALUE
                                        ----   ----------------   ----   ----------------


Outstanding at beginning of year......   --         $   --          78        $18.20
Share units granted...................   84         $18.10         250        $33.88
Share units forfeited.................   (6)        $16.64         (18)       $25.91
Share units vested....................   --         $   --         (37)       $18.29
                                         --                        ---
Outstanding at end of year............   78         $18.20         273        $32.03
                                         ==                        ===



     The total amount of RSU and DSU expense included in the total share-based compensation expense noted above is $392 and $3,449 in 2005 and 2006, respectively.

(16) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Virtela Communications Inc. Dr. Promod Haque, a former member of the Board whose term expired at the 2006 Annual Meeting of Stockholders on April 27, 2006, is also the managing partner of Norwest Venture Partners and a member of the Board of Directors of Virtela Communications Inc. Norwest Venture Partners owns approximately 37% of the voting stock of Virtela (approximately 30% of the stock on a fully diluted basis). By virtue of Dr. Haque's relationship with Norwest, Dr. Haque has an indirect interest in Virtela. SPSS receives various networking services from Virtela. During fiscal year 2006, SPSS paid approximately $0.7 million to Virtela as consideration for these services. Dr. Haque did not receive and will not receive any direct remuneration in connection with the Company's transactions with Virtela.

     Transactions with Persistent Systems, Inc. Dr. Haque is also a member of the Board of Directors of Persistent Systems, Inc. Norwest Venture Partners, of which Dr. Haque is a managing partner, owns approximately 19% of the voting stock of Persistent (approximately 15% of the stock on a fully diluted basis). By virtue of Dr. Haque's relationship with Norwest, Dr. Haque has an indirect interest in Persistent. SPSS receives development outsourcing services from Persistent. During fiscal year 2006, SPSS paid $2.4 million to Persistent as consideration for these services. Dr. Haque did not receive and will not receive any direct remuneration in connection with the Company's transactions with Persistent.

(17) STOCK OPTION RECLASSIFICATION

     During 2006, the Company completed a detailed review of its accounting for stock option grants from the date of its initial public offering in 1993 through 2006. The review indicated that, in a number of instances, the actual measurement dates for stock option grants differed from the measurement dates originally used for such awards. Based on the use of revised measurement dates, the Company determined that aggregate non-cash compensation expense of $5.3 million ($3.3 million net of tax) should have been recorded for those awards granted during the period under review. Accordingly, during the current year, the Company reclassified approximately $3.3 million of retained earnings to additional paid-in capital. This reclassification to the December 31, 2005 balances decreased retained earnings by $3.3 million and increased additional paid in capital by a corresponding amount, resulting in no net effect on total stockholders' equity. The Company has completed its review of stock option grants and has determined that no further accounting adjustments are necessary.

     The Company considers the impact on its current period financial statements to be immaterial and does not intend to restate its financial statements for any prior periods. There was no effect on 2004, 2005 or 2006 previously reported results from operations. In addition, for the five-year period ended December 31, 2005, the net adjustment to previously reported diluted earnings per share due to additional compensation expense did not exceed $0.01 per diluted share in any individual year and the net cumulative five-year impact on net income was approximately $0.1 million, less than $0.01 per diluted share.

(18) COMMON STOCK

     Authorized Capital Stock. Under the Company's certificate of incorporation, its authorized capital stock consists of 50,000,000 shares of common stock, $0.01 par value per share.

     Voting Rights. Each holder of the Company's common stock is entitled to one vote for each share of common stock held of record on the applicable record date in the election of directors and on all other matters submitted to a vote of stockholders. Holders of the Company's common stock do not have cumulative voting rights.

     Dividend Rights; Rights Upon Liquidation. The holders of the Company's common stock are entitled to receive pro rata, from funds legally available, dividends when and as declared by resolution of the board of directors. In the event of liquidation, each share of the Company's common stock is entitled to share pro rata in any distribution of the Company's assets after provision for the payment of all liabilities.

     Other Matters. Holders of the Company's common stock have no preemptive, conversion or other subscription rights to purchase, subscribe for or otherwise acquire any unissued or treasury shares or other securities. There are no redemption rights or sinking fund provisions with respect to the common stock. Holders of common stock are not subject to further call or assessment.

     Common Stock Purchase Rights. A common stock purchase right is attached to each share of the Company's common stock. This common stock purchase right entitles its holder to purchase from the Company one share of common stock at a price of $175 per share upon the earlier to occur of (i) 10 days following a public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer by a person that would result in such person becoming the beneficial owner of 15% or more of the outstanding shares of the Company's common stock. Until such time, these common stock purchase rights are not exercisable and are not freely tradable separate from the common stock.

     At such time as a person acquires beneficial ownership of 15% or more of the outstanding shares of the Company's common stock (such person being referred to as an "acquiring person") then each holder of a common stock purchase right, other than the acquiring person, shall have the right to receive, upon exercising the right, that number of shares of common stock having a market value of two times the exercise price of the common stock purchase right. The common stock purchase rights will expire on June 18, 2008 unless their expiration date is extended or unless the common stock purchase rights are earlier redeemed. The Company may redeem the common stock purchase rights, in whole but not in part, at a price of $0.01 per common stock purchase right at any time before they become exercisable.

(19) UNAUDITED QUARTERLY FINANCIAL INFORMATION

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


                             MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                               2005       2005        2005       2005       2006       2006        2006       2006
                             --------   --------   ---------   --------   --------   --------   ---------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net revenues:
  License Fees.............   $25,997    $24,413    $27,359     $29,799    $29,873    $29,312    $30,013     $35,819
  Maintenance..............    25,312     26,448     25,028      25,453     26,063     27,428     27,970      27,816
  Services.................     6,147      7,220      5,905       6,982      6,290      6,739      6,701       7,508
                              -------    -------    -------     -------    -------    -------    -------     -------
     Net revenues..........    57,456     58,081     58,292      62,234     62,226     63,479     64,684      71,143
Operating expenses:
  Cost of license and
     maintenance revenues..     3,701      4,066      3,984       4,630      4,150      4,046      4,253       5,030
  Cost of license and
     maintenance
     revenues -- software
     write-offs............        --         --         --          --      1,283         --         --          --
  Sales, marketing and
     services..............    30,278     29,247     28,322      30,025     30,396     31,561     31,448      30,722
  Research and
     development...........    11,404     10,994     11,213      11,807     12,829     13,089     11,414      14,263
  General and
     administrative........     8,091      6,486      6,606       7,185      6,616      8,761      7,935       9,433
                              -------    -------    -------     -------    -------    -------    -------     -------
     Operating expenses....    53,474     50,793     50,125      53,647     55,274     57,457     55,050      59,448
Operating income...........     3,982      7,288      8,167       8,587      6,952      6,022      9,634      11,695
Other income (expenses)....      (474)    (1,483)      (189)      1,294        496     (1,552)      (692)      1,906
                              -------    -------    -------     -------    -------    -------    -------     -------
Income before income
  taxes....................     3,508      5,805      7,978       9,881      7,448      4,470      8,942      13,601
Income tax expense.........     1,088      2,075      3,926       3,991      2,607      1,922      3,189      11,603
                              -------    -------    -------     -------    -------    -------    -------     -------
Net income.................   $ 2,420    $ 3,730    $ 4,052     $ 5,890    $ 4,841    $ 2,548    $ 5,753     $ 1,998
                              =======    =======    =======     =======    =======    =======    =======     =======
Basic net income per
  share....................   $  0.14    $  0.21    $  0.23     $  0.32    $  0.25    $  0.13    $  0.29     $  0.10
                              =======    =======    =======     =======    =======    =======    =======     =======
Diluted net income per
  share....................   $  0.13    $  0.21    $  0.22     $  0.30    $  0.24    $  0.12    $  0.28     $  0.10
                              =======    =======    =======     =======    =======    =======    =======     =======
Shares used in basic per
  share....................    17,760     17,823     17,901      18,308     19,294     19,473     19,697      19,733
                              =======    =======    =======     =======    =======    =======    =======     =======
Shares used in diluted per
  share....................    18,002     18,095     18,647      19,516     20,266     20,922     20,649      20,794
                              =======    =======    =======     =======    =======    =======    =======     =======


                                                                     SCHEDULE II

                                    SPSS INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
                                 (IN THOUSANDS)



                                                                  ADDITIONS
                                                    ------------------------------------
                                       BALANCE AT   CHARGED TO                             BALANCE AT
                                        BEGINNING    COSTS AND   CHARGED TO                  END OF
DESCRIPTION                             OF PERIOD    EXPENSES     REVENUES    DEDUCTIONS     PERIOD
-----------                            ----------   ----------   ----------   ----------   ----------


2004
Allowance for doubtful accounts,
  product returns, and
  cancellations......................    $3,635        $291        $1,061       $2,522       $2,465
Inventory obsolescence reserve.......       212         299            --          200          311
2005
Allowance for doubtful accounts,
  product returns, and
  cancellations......................    $2,465        $151        $1,610       $2,478       $1,748
Inventory obsolescence reserve.......       311         411            --          398          324
2006
Allowance for doubtful accounts,
  product returns, and
  cancellations......................    $1,748        $163        $1,995       $1,920       $1,986
Inventory obsolescence reserve.......       324          52            --           67          309



   See accompanying reports of independent registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.

ITEM 9A.  CONTROLS AND PROCEDURES

     a. Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. SPSS reviews these disclosure controls and procedures on a periodic basis. In connection with this review, SPSS has established a committee referred to as the "Disclosure Committee" that is responsible for accumulating potentially material information regarding the Company's activities and considering the materiality of this information. This Disclosure Committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Disclosure Committee is comprised of the Company's associate general counsel, principal accounting officer, senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of the SPSS senior management.

     The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Disclosure Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item 10 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2006 and distributed in connection with the Company's 2007 Annual Meeting of Stockholders to be held on April 26, 2007, and such information is incorporated herein by reference.

     Information related to this Item 10, "Directors, Executive Officers and Corporate Governance" appears under the captions: "Election of Directors," "Officers and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information Concerning the Board of Directors -- Board Committees -- Audit Committee" in the definitive proxy statement.

CODE OF ETHICS

     SPSS has adopted the SPSS Inc. Amended and Restated Code of Business Conduct & Ethics (the "Code of Ethics") which is applicable to all of the SPSS directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions. The Code of Ethics satisfies, and in many respects exceeds, all of the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act. The Code of Ethics also satisfies, and in many respects exceeds, the listing standards established by the Nasdaq Stock Market, the stock market on which the Company's stock is listed. The Company has posted the Code of Ethics on its website at http://www.spss.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Corporate Secretary, SPSS Inc., 233 South Wacker Drive, 11th Floor, Chicago, Illinois 60606.

     SPSS has satisfied and intends to continue to satisfy its obligation to disclose any amendment to or waiver of a provision of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions by posting such information on its website at http://www.spss.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2006 and distributed in connection with the Company's 2007 Annual Meeting of Stockholders to be held on April 26, 2007, and such information is incorporated herein by reference.

     Information related to this Item 11, "Executive Compensation" appears under the captions: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year End," "Option Exercises and Stock Vested," "Potential Payments Upon Termination or Change of Control," "Director Compensation," "Information Concerning the Board of Directors -- Board Committees -- Compensation Committee -- Compensation Committee Interlocks and Insider Participation" and "Information Concerning the Board of Directors -- Board Committees -- Compensation Committee -- Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2006 and distributed in connection with the Company's 2007 Annual Meeting of Stockholders to be held on April 26, 2007, and such information is incorporated herein by reference.

     Information related to this Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The table below sets forth information with regard to securities authorized for issuance under Company's equity compensation plans as of December 31, 2006. As of December 31, 2006, SPSS had two active equity compensation plans: (1) the Second Amended and Restated 2002 Equity Incentive Plan (the "2002 Plan") and (2) the SPSS Inc. Employee Stock Purchase Plan (the "ESPP"). SPSS has three additional equity compensation plans under which exercisable options remain outstanding. These three plans were terminated and are now considered inactive because securities no longer remain available for future issuance under these plans. These three terminated equity compensation plans are: the 2000 Equity Incentive Plan (the "2000 Plan"), the 1999 Employee Equity Incentive Plan (the "1999 Plan") and the Third Amended and Restated 1995 Equity Incentive Plan (the "1995 Plan"). Information regarding the 2000 Plan, the 1999 Plan and the 1995 Plan is included in the table below because, as of December 31, 2006, exercisable options remain outstanding under these three plans. Except for the 1999 Plan, all of the Company's equity compensation plans have been approved by stockholders.


                                                                                        NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                                                                       FUTURE ISSUANCE UNDER
                                 NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE     EQUITY COMPENSATION PLANS
                                   ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                    OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,        REFLECTED IN THE
PLAN CATEGORY                        WARRANTS AND RIGHTS       WARRANTS AND RIGHTS         FIRST COLUMN)
-------------                    --------------------------   --------------------   -------------------------


Equity Compensation Plans
  Approved by Security
  Holders......................           1,921,818(1)               $17.89(2)               2,488,591(3)
Equity Compensation Plans Not
  Approved by Security
  Holders......................             544,946(4)               $21.36                         --
                                          ---------                  ------                  ---------
Total..........................           2,466,764                  $21.14                  2,488,591


--------

   (1) Includes (a) options to purchase 1,242,207 shares of common stock issued under the 2002 Plan with a weighted average exercise price of $16.87, (b) 272,716 shares of common stock to be issued upon the vesting of restricted share units issued under the 2002 Plan for which no exercise price will be paid, (c) 17,186 shares of common stock issued pursuant to the ESPP in connection with the July 2006 to December 2006 purchase period (which shares were actually issued in January 2007), (d) options to purchase 124,799 shares of common stock issued under the 2000 Plan with a weighted average exercise price of $19.36 and (e) options to purchase 264,910 shares of common stock issued under the 1995 Plan with a weighted average exercise price of $22.00.

   (2) The calculation of weighted average exercise price includes only outstanding options.

   (3) Consists of 2,047,954 shares of common stock that remain available for issuance under the 2002 Plan in the form of options, stock appreciation rights, restricted shares or restricted share units, and 440,637 shares of common stock that remain available for issuance pursuant to the ESPP.

   (4) Reflects options to purchase 544,946 shares of common stock issued under the 1999 Plan with a weighted average exercise price of $21.36.

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

LTEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

     The information required by this Item 13 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2006 and distributed in connection with the Company's 2007 Annual Meeting of Stockholders to be held on April 26, 2007, and such information is incorporated herein by reference.

     Information related to this Item 13, "Certain Relationships and Related Transactions, and Director Independence" appears under the captions: "Certain Relationships and Related Transactions" and "Information Concerning the Board of Directors -- Director Independence" in the definitive proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2006 and distributed in connection with the Company's 2007 Annual Meeting of Stockholders to be held on April 26, 2007, and such information is incorporated herein by reference.

     Information related to this Item 14, "Principal Accountant Fees and Services" appears under the caption "Ratification of the Appointment of Independent Auditors" in the definitive proxy statement.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) Consolidated Financial Statements commence on page 39:

          Consolidated Balance Sheets as of December 31, 2005 and 2006

          Consolidated Statements of Income for the years ended December 31, 2004, 2005 and 2006

          Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2005 and 2006

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2005 and 2006

          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

          Notes to Consolidated Financial Statements

     (2) Consolidated Financial Statement Schedule -- see page 69:

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


                                                                              INCORPORATION
   EXHIBIT                                                                    BY REFERENCE
   NUMBER                        DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
   -------                       -----------------------                     ---------------


     2.1       Stock Purchase Agreement dated as of November 4, 2003, by    (10), Ex. 2.15
               and among SPSS Inc., SPSS International B.V. and the
               owners of all of the issued and outstanding shares of Data
               Distilleries B.V. identified on Exhibit A thereto.
     3.1       Certificate of Incorporation of SPSS.                        (1), Ex. 3.2
     3.2       By-Laws of SPSS.                                             (1), Ex. 3.4
     4.1       Amended and Restated Rights Agreement, dated as of August    (11), Ex. 4.2
               31, 2004, by and between SPSS Inc. and Computershare
               Investor Services LLC, as Rights Agent
    10.1       Amended 1991 Stock Option Plan. +                            (1), Ex. 10.10
    10.2       1995 Equity Incentive Plan. +                                (2), Ex. 10.14
    10.3       Amended and Restated 1995 Equity Incentive Plan. +           (3), Appendix A
    10.4       Sublease Agreement, dated April 1, 1997, between Ernst &     (4), Ex. 10.20
               Young U.S. LLP and SPSS Inc.
    10.5       Second Amended and Restated 1995 Equity Incentive Plan. +    (5), Appendix A
    10.6       Third Amended and Restated 1995 Equity Incentive Plan. +     (6), Ex. 10.1
    10.7       2000 Equity Incentive Plan. +                                (7), Ex. 10.45
    10.8       1999 Employee Equity Incentive Plan. +                       (8), Ex. 4.1
    10.9       Loan and Security Agreement, dated as of March 31, 2003,     (9), Ex. 10.43
               by and between SPSS Inc. and each of SPSS' subsidiaries
               that may become additional borrowers, as Borrower, and
               Foothill Capital Corporation, as Lender.
    10.10      Amended and Restated Employment Agreement, dated as of       (12), Ex. 10.48
               August 16, 2004, by and between SPSS Inc. and Raymond H.
               Panza. +
    10.11      OEM Agreement, dated as of November 5, 2004, by and          (15), Ex. 10.50
               between SPSS Inc. and Hyperion Solutions Corporation*
    10.12      Amended and Restated Employment Agreement, dated as of       (12), Ex. 10.52
               March 1, 2005, by and between SPSS Inc. and Jack Noonan. +
    10.13      Form of Amended and Restated Change of Control Agreement +   (13), Ex. 10.53
    10.14      Form of Change of Control Agreement +                        (13), Ex. 10.54
    10.15      SPSS Inc. Employee Stock Purchase Plan +                     (14), Ex. 10.55
    10.16      Lease Agreement, dated as of November 22, 2005, by and       (16), Ex. 10.56
               between 233 S Wacker LLC and SPSS Inc.
    10.17      Distribution Agreement, dated as of January 3, 2006, by      (17), Ex. 10.57
               and between SPSS Inc. and Banta Global Turnkey Ltd.
    10.18      Second Amended and Restated 2002 Equity Incentive Plan +     (18), Appendix B
    10.19      Fourth Amendment to OEM Agreement, dated as of January 3,    (19), Ex. 10.1
               2007, by and between SPSS Inc. and Hyperion Solutions
               Corporation**
    10.20      2007 Executive Incentive Cash Compensation Plan +            (20), Ex. 10.1
    21.1       Subsidiaries.
    23.1       Consent of Grant Thornton LLP
    23.2       Consent of KPMG LLP
    31.1       Certification of the Chief Executive Officer and President
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2       Certification of the Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

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

     ** Portions of this Exhibit are omitted and have been filed separately with the Securities and Exchange Commission in connection with a pending request for confidential treatment of certain portions of the Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

    (1) Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 of SPSS Inc. filed on August 4, 1993. (File No. 33-64732)

    (2) Previously filed with 1995 Proxy Statement of SPSS Inc. (File No. 000-22194)

    (3) Previously filed with 1996 Proxy Statement of SPSS Inc. (File No. 000-22194)

    (4) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended March 31, 1997. (File No. 000-22194)

    (5) Previously filed with 1998 Proxy Statement of SPSS Inc. (File No. 000-22194)

    (6) Previously filed with Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

    (7) Previously filed with the Registration Statement on Form S-4 on of SPSS Inc., filed on December 19, 2000. (File No. 333-52216)

    (8) Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on September 15, 2000. (File No. 333-45900)

    (9) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2002. (File No. 000-22194)

   (10) Previously filed with the Report on Form 8-K of SPSS Inc., dated November 5, 2003, filed on November 18, 2003. (File No. 000-22194)

   (11) Previously filed with the Form 8-A12G/A of SPSS Inc. filed on August 31, 2004. (File No. 000-22194)

   (12) Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the year ended December 31, 2004. (File No. 000-22194)

   (13) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 28, 2005, filed on May 2, 2005. (File No. 000-22194)

   (14) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated June 15, 2005, filed on June 15, 2005. (File No. 000-22194)

   (15) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated November 5, 2004, filed on November 8, 2004, as amended on Form 8-K/A filed January 20, 2006. (File No. 000-22194)

   (16) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated November 22, 2005, filed on November 23, 2005. (File No. 000-22194).

   (17) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated January 16, 2006, filed on January 17, 2006. (File No. 000-22194)

   (18) Previously filed with the 2006 Proxy Statement of SPSS Inc., filed on March 28, 2006 (File No. 000-22194).

   (19) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated January 3, 2007, filed on January 9, 2007

   (20) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated February 8, 2007, filed on February 9, 2007

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

Date:  March 2, 2007

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


          SIGNATURE                                   TITLE                              DATE
          ---------                                   -----                              ----



    /s/ Norman H. Nie                   Chairman of the Board of Directors          March 2, 2007
  ---------------------------
        Norman H. Nie

     /s/ Jack Noonan             President, Chief Executive Officer and Director    March 2, 2007
-----------------------------
         Jack Noonan

  /s/ Raymond H. Panza           Executive Vice President, Corporate Operations,    March 2, 2007
-----------------------------         Chief Financial Officer and Secretary
       Raymond H. Panza

   /s/ Marc D. Nelson                Vice President, Corporate Controller and       March 2, 2007
-----------------------------              Principal Accounting Officer
        Marc D. Nelson

/s/ Charles R. Whitchurch                            Director                       March 2, 2007
-----------------------------
    Charles R. Whitchurch

    /s/ Merritt Lutz                                 Director                       March 2, 2007
-----------------------------
         Merritt Lutz

    /s/ Michael Blair                                Director                       March 2, 2007
-----------------------------
        Michael Blair

  /s/ William B. Binch                               Director                       March 2, 2007
-----------------------------
       William B. Binch

  /s/ Kenneth H. Holec                               Director                       March 2, 2007
-----------------------------
       Kenneth H. Holec

  /s/ Michael E. Lavin                               Director                       March 2, 2007
-----------------------------
       Michael E. Lavin

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