Form 10-Q
period 2007-03-31
SPSS INC
filed 2007-05-02
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2007

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

     Large Accelerated Filer [ ] Accelerated Filer |X| Non-Accelerated Filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of April 26, 2007, was 18,392,938.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2007

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                                                  PAGE
     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
           CONSOLIDATED BALANCE SHEETS  AS OF DECEMBER 31, 2006  AND MARCH 31, 2007 ........................................      3
           CONSOLIDATED STATEMENTS OF INCOME FOR  THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2007 ....................      4
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2007........      5
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2007..................      6
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................................................              7
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................     11
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................     17
     ITEM 4. CONTROLS AND PROCEDURES........................................................................................     19

PART II - OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS .............................................................................................     19
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................................................     19
     ITEM 6. EXHIBITS ......................................................................................................     20

                               SPSS INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)
                                      (Unaudited)

                                                                                                    December 31,   March 31,
                                                                                                       2006          2007
                                                                                                     ----------    --------
ASSETS
Current assets:
   Cash and cash equivalents .....................................................................   $ 140,203    $ 256,080
   Accounts receivable, net ......................................................................      53,814       48,653
   Inventories, net ..............................................................................         752          780
   Deferred income taxes, net ....................................................................       3,784        3,086
   Prepaid income taxes ..........................................................................       3,285        3,000
   Other current assets ..........................................................................       4,692        7,113
                                                                                                     ---------    ---------
     Total current assets ........................................................................     206,530      318,712

Property, equipment and leasehold improvements, net ..............................................      17,708       16,950
Capitalized software development costs, net ......................................................      31,583       32,672
Goodwill .........................................................................................      41,923       42,022
Intangibles, net .................................................................................       3,470        3,407
Deferred income taxes ............................................................................      28,714       25,913
Other noncurrent assets ..........................................................................       2,566        5,734
                                                                                                     ---------    ---------
       Total assets ..............................................................................   $ 332,494    $ 445,410
                                                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................................   $   6,496    $   7,735
   Income taxes and value added taxes payable ....................................................      10,249       12,725
   Deferred revenues .............................................................................      73,483       72,725
   Other accrued liabilities .....................................................................      24,203       22,686
                                                                                                     ---------    ---------
     Total current liabilities ...................................................................     114,431      115,871

Long-term debt ...................................................................................          --      150,000
Noncurrent deferred income taxes, net ............................................................         795          459
Noncurrent deferred revenue ......................................................................         745          797

Stockholders' equity:
   Common Stock, $.01 par value; 50,000,000 shares authorized; 19,774,073 and 19,875,322 issued in
   2006 and 2007, respectively ...................................................................         198          199
  Additional paid-in capital .....................................................................     205,912      210,093
  Treasury Stock; 1,518,300 shares, at cost ......................................................          --      (49,998)
  Accumulated other comprehensive loss ...........................................................      (1,335)        (318)
  Retained earnings (Note 6) .....................................................................      11,748       18,307
                                                                                                     ---------    ---------
     Total stockholders' equity ..................................................................     216,523      178,283
                                                                                                     ---------    ---------
       Total liabilities and stockholders' equity ................................................   $ 332,494    $ 445,410
                                                                                                     =========    =========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                  (Unaudited)

                                                                      Three Months Ended March 31,
                                                                      ---------------------------
                                                                          2006            2007
                                                                          ----            ----

Net revenues:
   License........................................................   $       29,873  $       34,972
   Maintenance....................................................           26,063          28,926
   Services.......................................................            6,290           6,268
                                                                     --------------  --------------

Net revenues......................................................           62,226          70,166
                                                                     --------------  --------------

Operating expenses:
   Cost of license and maintenance revenues.......................            4,150           4,247
   Cost of license and maintenance revenues--software write-offs..            1,283              --
   Sales, marketing and services..................................           30,396          33,629
   Research and development.......................................           12,829          12,271
   General and administrative.....................................            6,616           7,944
                                                                     --------------  --------------

Operating expenses................................................           55,274          58,091
                                                                     --------------  --------------

Operating income .................................................            6,952          12,075
                                                                     --------------  --------------

Other income (expense):
   Net interest income ...........................................              346           1,506
   Other income (expense) ........................................              150            (784)
                                                                     --------------  ---------------
Other income......................................................              496             722
                                                                     --------------  --------------

Income before income taxes .......................................            7,448          12,797
Income tax expense ...............................................            2,607           4,646
                                                                     --------------  --------------

Net income .......................................................   $        4,841  $        8,151
                                                                     ==============  ==============

Basic net income per share........................................   $         0.25  $         0.42
                                                                     ==============  ==============

Diluted net income per share......................................   $         0.24  $         0.39
                                                                     ==============  ==============
Share data:
Shares used in computing basic net income per share...............           19,294          19,604
                                                                     ==============  ==============

Shares used in computing diluted net income per share.............           20,266          20,997
                                                                     ==============  ==============





          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                          ---------------------------
                                                             2006           2007
                                                             ----           ----

Net income..............................................   $ 4,841        $ 8,151

Other comprehensive income:
     Foreign currency translation adjustment............       726          1,017
                                                           -------        -------

Comprehensive income....................................   $ 5,567        $ 9,168
                                                           =======        =======

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                        Three Months Ended March 31,
                                                                                                        ---------------------------
                                                                                                              2006         2007
                                                                                                              ----         ----


Cash flows from operating activities:
   Net income ..............................................................................             $   4,841     $   8,151
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.........................................................                 4,175         4,076
      Deferred income taxes.................................................................                   722         2,255
      Excess tax benefit from share-based compensation......................................               (2,397)         (255)
      Amortization of share-based compensation..............................................                   931         1,910
      Gain on sale of product line..........................................................                 1,283            --
      Changes in assets and liabilities:
        Accounts receivable.................................................................                 2,655         5,546
        Inventories.........................................................................                   294          (27)
        Prepaid and other assets............................................................                  (18)       (1,518)
        Accounts payable....................................................................               (2,763)         1,211
        Accrued expenses....................................................................                 (381)       (1,615)
        Income taxes........................................................................               (1,065)         2,288
        Deferred revenue....................................................................                 (291)       (1,163)
          Other, net........................................................................                   152           461
                                                                                                               ---           ---
Net cash provided by operating activities...................................................                 8,138        21,320
                                                                                                             -----        ------

Cash flows from investing activities:
   Capital expenditures.....................................................................               (1,140)         (693)
   Capitalized software development costs...................................................               (1,339)       (3,584)
                                                                                                           -------       -------
Net cash used in investing activities.......................................................               (2,479)       (4,277)
                                                                                                           ------        ------

Cash flows from financing activities:
   Proceeds from issuance of long- term debt................................................                    --       150,000
   Debt issuance costs......................................................................                    --       (4,281)
   Purchase of common stock.................................................................                    --      (49,998)
   Proceeds from stock option exercises and employee stock purchase plan....................                10,698         2,060
   Tax benefit from stock option exercises..................................................                 2,397           255
   Net repayments under line-of-credit agreements...........................................               (3,372)            --
                                                                                                           -------       -------
Net cash provided by financing activities...................................................                 9,723        98,036
                                                                                                             -----        ------

Effect of exchange rates on cash............................................................                   641           798
                                                                                                               ---           ---
Net change in cash and cash equivalents.....................................................                16,023       115,877

Cash and cash equivalents at beginning of period............................................                84,408       140,203
                                                                                                            ------       -------
Cash and cash equivalents at end of period..................................................             $ 100,431   $   256,080
                                                                                                         =========    ==========

Supplemental disclosures of cash flow information:
   Interest paid............................................................................             $      73   $        45
   Income taxes paid........................................................................                 2,833         1,391
   Cash received from income tax refunds....................................................                   672         1,696

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements of SPSS Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

NOTE 2- STOCK BASED COMPENSATION

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

     Share-based compensation expense, including expense related to restricted share units, under the provision of SFAS No. 123(R) and APB No. 25 was comprised as follows (in thousands):

                                                   Three Months Ended March 31,
                                                      2006            2007
                                                      ----            ----

Sales, Marketing and Services..................       $  --            $ 476
Research and Development.......................          --              465
General and Administrative.....................         931              969
                                                        ---              ---
Total Share-based compensation expense...             $ 931          $ 1,910
                                                      =====          =======


Additional information regarding options is as follows (in thousands, except per share data):

                                                                          WEIGHTED
                                                                           AVERAGE    WEIGHTED AVERAGE        AGGREGATE
                                                                          EXERCISE        REMAINING           INTRINSIC
                                                               OPTIONS      PRICE     CONTRACTUAL LIFE          VALUE
                                                              --------    --------    ----------------        ---------
Outstanding at December 31, 2006.............................. 2,177      $  18.76          5.46
  Granted.....................................................   --          --              --
  Forfeited and expired.......................................  (17)         28.04          4.95
  Exercised...................................................  (83)         19.15          3.75
                                                                ----      --------          ----
Outstanding at March 31, 2007................................. 2,077      $  18.67          5.31              $ 29,842
                                                               =====      ========          ====              ========
Options exercisable at March 31, 2007......................... 1,763      $  18.95          6.25              $ 24,849
                                                               =====      ========          ====              ========

     The total intrinsic value of stock options exercised during the three month period ended March 31, 2007 was $1.3 million.

                                                                          WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                                             GRANT DATE          EXERCISE
                                                               OPTIONS       FAIR VALUE            PRICE
                                                               -------       ----------            -----
Non-vested options at March 31, 2007..................             313         $ 8.70             $ 17.05
                                                                 -----         ------             -------

Vested options at March 31, 2007......................           1,764         $ 9.68             $ 18.95
                                                                 -----         ------             -------


     The Company did not grant stock options during either the three month period ended March 31, 2006 or the three month period ended March 31, 2007. The Company's pre-tax compensation cost for stock-based employee compensation under SFAS No. 123(R) was $0.5 million ($0.3 million after tax effects) for the three month period ended March 31, 2007. As of March 31, 2007, there was approximately $2.3 million of unrecognized compensation cost related to unvested stock options granted prior to the adoption of SFAS No. 123(R). This cost is expected to be recognized over the weighted average life, straight line, expected at approximately four years.

     As of March 31, 2007, there was approximately $10.9 million of unrecognized compensation cost related to Restricted Share Units that will be recognized over an estimated weighted average period of 2.7 years.

     The Company received $10.7 million and $1.5 million from stock options exercised during the three month periods ended March 31, 2006 and March 31, 2007, respectively. Additionally, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows prior to the adoption of SFAS No. 123(R). It is now required that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. The Company's excess tax benefits, classified as financing cash flows, for the three month periods ended March 31, 2006 and March 31, 2007 were $2.4 million and $0.3 million, respectively.

     The Company has one active equity incentive plan with 1.8 million shares available for grant at March 31, 2007.

     The Company's description of the active equity incentive plan has not changed from what was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 3 - DOMESTIC AND FOREIGN OPERATIONS

    Net revenues per geographic region are summarized as follows (in thousands):

                                                      Three Months Ended
                                                     --------------------
                                                           March 31,
                                                     --------------------
                                                       2006        2007
                                                       ----        ----
United States...................................      $25,454     $27,800
                                                      -------     -------

United Kingdom..................................        7,586       9,116
The Netherlands.................................        7,446       8,784
Other...........................................       10,616      11,843
                                                      -------     -------
  Total Europe .................................       25,648      29,743
                                                      -------     -------

Japan...........................................        7,824       8,343
Other ..........................................        3,300       4,280
                                                      -------     -------
  Total Pacific Rim.............................       11,124      12,623
                                                      -------     -------

Total International.............................       36,772      42,366
                                                      -------     -------

Net revenues....................................      $62,226     $70,166
                                                      =======     =======

NOTE 4 - EARNINGS PER COMMON SHARE

    Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of contingently issuable shares, stock options and common shares issuable on conversion of the Company's convertible notes. The Company computes the diluted weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows (in thousands):



                                                               Three Months Ended
                                                              --------------------
                                                                    March 31,
                                                              --------------------
                                                                2006         2007
                                                               ------       ------

Basic weighted average common shares outstanding.............  19,294       19,604
Dilutive effect of options and other equity..................     972        1,393
                                                                  ---        -----
Diluted weighted average common shares outstanding...........  20,266       20,997
                                                               ======       ======

     There were 30 thousand and 5 thousand anti-dilutive shares not included in the diluted EPS calculation for the three month periods ended March 31, 2006 and 2007.

NOTE 5 -- FINANCIAL INSTRUMENTS

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

     To reduce this risk, the Company entered into forward contracts during the third quarter of 2006 for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The principal currency hedged is the Japanese Yen relative to the British Pound. These contracts will call for the purchase of local currencies at a specified future date to settle the intercompany balance between the Company's U.K. and Japan-based subsidiaries. The settlement date for these contracts is June 18, 2007. The Company does not use derivative instruments for speculative or trading purposes.

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

    The change in the fair value of the contracts, since they were entered into, will be recorded as a current asset in the Consolidated Balance Sheets. The fair value is based upon foreign exchange spot rates at the end of the period. Any changes in the fair value of the instrument will be recorded as a component of other income/expense. As of March 31, 2007, the change in fair value is $0.1 million. The notional amount of the forward contracts as of March 31, 2007 is $11 million.

NOTE 6 -- INCOME TAXES

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. As part of its FIN 48 adoption review process, the Company recorded a $1.2 million decrease in the asset and $0.4 million increase in the liability for unrecognized tax benefits and accounted for this amount as a reduction to the January 1, 2007 beginning balance of retained earnings on the Consolidated Balance Sheet. The Company has a $9.8 million liability recorded for unrecognized tax benefits at January 1, 2007. This amount does not include any interest or penalties. As appropriate, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense. The total amount of unrecognized tax benefits which, if recognized, would affect tax expense is $9.8 million. The Company is not currently aware of any information that would cause the total amount of unrecognized tax benefit to significantly change within the next 12 months.

     The Company files tax returns for U.S., foreign and state jurisdictions. The Internal Revenue Service in the U.S. is currently examining tax returns for the periods December 31, 2002, 2003 and 2004. The Company is also under examination in the U.K. for the December 31, 2005 tax period and is under audit in selected states as well.

NOTE 7 -- COST MANAGEMENT PROGRAMS

    During the fourth quarter 2006, the Company incurred certain expenses totaling $0.9 million related to the closure of its Amsterdam facility. These costs included lease termination costs, severance payments for fifteen employees and a loss on the disposal of surplus fixed assets. As of March 31, 2007, the Company has approximately $0.3 million in liabilities remaining related to these expenses and expects the liability to be paid in 2007.

NOTE 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective January 1, 2007. The Company presents sales tax on a net basis in its consolidated financial statements. The adoption did not have a material effect on the consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 enables companies to report selected financial assets and liabilities at their fair value. This statement also requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company's election to use fair value on its earnings. FAS 159 requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of adopting FAS No. 159.

 NOTE 9 -- LONG-TERM DEBT

   On March 19, 2007, the Company completed a private placement of $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the "Notes"). The Notes bear interest at a rate of 2.50% per year payable semi-annually in arrears on March 15 and September 15 of each year. The Notes will mature on March 15, 2012. The Notes will be convertible into cash and, if applicable, shares of the Company's common stock, par value $0.01 per share, based on an initial conversion rate of 21.3105 shares of common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $46.93 per share), upon the occurrence of certain events. Interest on the convertible notes is included as a component of interest expense in the consolidated financial statements. The Company will file, and use commercially reasonable efforts to cause to be declared effective, the appropriate registration documents with the Securities and Exchange Commission related to these Notes. In the event the Company does not file the appropriate aforementioned documents, or such documents are not declared effective, as and when required by the terms of the Notes, additional interest will accrue on the Notes, from and including the day following the registration default to but excluding the day on which the registration default has been cured. Additional interest will be paid semi-annually in arrears, with the interest payment due on the first interest payment date following the date on which such additional interest begins to accrue, and will accrue at a rate per year equal to (i) 0.25% of the principal amount of the Notes to and including the 90th day following such registration default and (ii) 0.50% of the principal amount of the Notes from and after the 91st day following such registration default. As of March 31, 2007, no liability has been recorded related to this provision as the Company has deemed the likelihood of occurrence as remote.

NOTE 10 -- DEBT ISSUANCE COSTS

    During the three month period ended March 31, 2007, the Company incurred debt issuance costs of $4.3 million in connection with the issuance of its long-term debt (as described in Note 9 above). These costs are capitalized and amortized over the term of the long-term debt. Amortization expense related to the debt issuance costs was $29 thousand in the three months ended March 31, 2007. Accumulated amortization of these costs was $29 thousand at March 31, 2007.

NOTE 11 -- TREASURY STOCK

   On March 19, 2007, in connection with the issuance of the Notes, the Company purchased 1.5 million shares of its outstanding common stock using approximately $50.0 million of the net proceeds from the sale of the Notes. The purchased common stock is reflected as a reduction of stockholders' equity under the caption "Treasury Stock."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "ESTIMATES" OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO SPSS ON THE DATE HEREOF. SPSS CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES, INCLUDING THE RISKS DESCRIBED UNDER ITEM 1A, "RISK FACTORS," OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2006 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 2, 2007. BECAUSE OF THESE RISKS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. DEVIATIONS BETWEEN ACTUAL FUTURE EVENTS AND THE COMPANY'S ESTIMATES AND ASSUMPTIONS COULD LEAD TO RESULTS THAT ARE MATERIALLY DIFFERENT FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. SPSS DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

The following discussion should be read in conjunction with the Company's financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THREE MONTHS ENDED MARCH 31, 2007.

NET REVENUES

                               Three Months Ended
                           March 31,         March 31,         Amount         Percentage              Percent of Total Revenues
                              2006             2007            Change           Change               2006                  2007
                              ----             ----            ------           ------               ----                  ----
                                  (In thousands)

License                     $ 29,873         $ 34,972         $ 5,099             17%                  48%                  50%
Maintenance                   26,063           28,926           2,863             11%                  42%                  41%
Services                       6,290            6,268             (22)            --%                  10%                   9%
                            --------         --------         -------                              -------              -------
  Net revenues              $ 62,226         $ 70,166         $ 7,940             13%                 100%                 100%
                            ========         ========         =======                              =======              =======


    The increases in license revenues were primarily driven by higher sales of SPSS desktop statistical analysis tools in all major geographic regions. In addition, changes in currency exchange rates resulted in an increase of $0.9 million in the three month period ended March 31, 2007.

    Maintenance revenues included increases due to changes in foreign currency exchange rates of $1.3 million in the three month period ended March 31, 2007. In addition, the Company experienced higher renewal rates in certain geographic regions.

    Service revenues were relatively flat compared with the same period in 2006. Changes in foreign currency resulted in an increase in service revenues of $0.3 million for the three month period ended March 31, 2007.

    Net revenues per geographic region, percent changes and percent of total revenues for the three month period ended March 31, 2007 was as follows:

                                       Three Months Ended
                                    March 31,       March 31,        Amount      Percentage    Percent of Total Revenues
                                       2006            2007          Change        Change            2006           2007
                                       ----            ----          ------       -------            ----           ----
                                         (In thousands)

United States....................   $ 25,454       $ 27,800          $ 2,346         9%               41%            40%
                                    --------       --------          -------         --               ---            ---

United Kingdom...................      7,586          9,116            1,530        20%               12%            13%
The Netherlands..................      7,446          8,784            1,338        18%               12%            12%
Other............................     10,616         11,843            1,227        12%               17%            17%
                                    --------       --------          -------         --               ---            ---
  Total Europe ..................     25,648         29,743            4,095        16%               41%            42%
                                    --------       --------          -------         --               ---            ---

Japan............................      7,824          8,343              519         7%               13%            12%
Other............................      3,300          4,280              980        30%                5%             6%
                                    --------       --------          -------         --               ---            ---
  Total Pacific Rim..............     11,124         12,623            1,499        13%               18%            18%
                                    --------       --------          -------         --               ---            ---

  Total International............     36,772         42,366            5,594        15%               59%            60%
                                    --------       --------          -------         --               ---            ---

       Net revenues..............   $ 62,226       $ 70,166          $ 7,940        13%              100%           100%
                                    ========       ========          =======        ===             =====          =====

     Net revenue growth in 2007 reflects the increased demand for statistical analysis tools and higher maintenance revenue in all major geographic regions.

    Net revenues derived internationally increased 15% from the three month period ended March 31, 2006 to the three month period ended March 31, 2007. This increase resulted from expansion in generally all significant international markets including the United Kingdom, the Netherlands, Japan, Germany, Spain, Sweden, Southeast Asia and Australia. Net revenues from international regions also increased due to changes in foreign currency exchange rates which resulted in a total increase in international revenues of $2.5 million, the most significant portions of which are $0.9 million in the United Kingdom and $0.7 million in the Netherlands. Net revenues derived from the United States increased by 9% reflecting increases in license and maintenance revenue categories.

COST OF LICENSE AND MAINTENANCE REVENUES

                                                    Three Months Ended
                                                  March 31,    March 31,     Amount    Percentage  Percent of Total Revenues
                                                     2006        2007        Change      Change       2006        2007
                                                     ----        ----      - ------      ------       ----        ----
                                                      (In thousands)
Three months ended March 31,..........             $ 4,150      $ 4,247       $97          2%          7%          6%

    Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs increased in the three month period ended March 31, 2007 from the respective period in 2006 primarily due to higher amortization expense of capitalized software development costs. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues at 6% for the remainder of 2007.

COST OF LICENSE AND MAINTENANCE REVENUES-SOFTWARE WRITE-OFFS

                                                    Three Months Ended
                                                  March 31,    March 31,     Amount    Percentage  Percent of Total Revenues
                                                     2006        2007        Change      Change       2006        2007
                                                     ----        ----      - ------      ------       ----        ----
                                                      (In thousands)
Three months ended March 31,..........             $ 1,283       $ --       $(1,283)       NM         2%          --%

     Costs of license and maintenance revenues-software write-off were $1.3 million in the three month period ended March 31, 2006. During the first quarter of 2006, the Company wrote off certain software to a fair value of zero as the Company determined that the future use of the software was no longer likely. The Company did not write off any capitalized software during the three month period ended March 31, 2007.


SALES, MARKETING AND SERVICES

                                                    Three Months Ended
                                                  March 31,    March 31,     Amount    Percentage  Percent of Total Revenues
                                                     2006        2007        Change      Change       2006        2007
                                                     ----        ----      - ------      ------       ----        ----
                                                      (In thousands)
Three months ended March 31,..........             $ 30,396    $ 33,629      $3,233       11%         49%         48%

    Sales, marketing and services expenses increased from the three month period ended March 31, 2006 to the three month period ended March 31, 2007 primarily due to higher travel and organization meeting costs, higher compensation costs associated with higher revenues and an increase in share-based expense under SFAS No. 123 (R) of $0.5 million for the three month period ended March 31, 2007. Changes in foreign currency exchange rates contributed $1.4 million to the increase in the three month period ended March 31, 2007.

RESEARCH AND DEVELOPMENT

                                                    Three Months Ended
                                                  March 31,    March 31,     Amount    Percentage  Percent of Total Revenues
                                                     2006        2007        Change      Change       2006        2007
                                                     ----        ----      - ------      ------       ----        ----
                                                      (In thousands)
Three months ended March 31,..........             $ 12,829    $ 12,271      ($558)       (4)%        20%         17%

    Research and development costs decreased from the three month period ended March 31, 2006 to the three month period ended March 31, 2007 primarily due to decreased project related expenses and improved productivity and rationalization of resources, principally through office consolidation. These decreases were offset by increased costs due to share-based expense under SFAS No. 123 (R) of $0.5 million for the three month period ended March 31, 2007.


GENERAL AND ADMINISTRATIVE

                                                    Three Months Ended
                                                  March 31,    March 31,     Amount    Percentage  Percent of Total Revenues
                                                     2006        2007        Change      Change       2006        2007
                                                     ----        ----      - ------      ------       ----        ----
                                                      (In thousands)
Three months ended March 31,..........             $ 6,616      $ 7,944      $1,328       20%         11%         12%

    General and administrative expenses increased from the three month period ended March 31, 2006 to the three month period ended March 31, 2007 primarily due to higher compensation due to improved performance and increased professional service expenses.




NET INTEREST  INCOME

                                                    Three Months Ended
                                                  March 31,    March 31,     Amount    Percentage  Percent of Total Revenues
                                                     2006        2007        Change      Change       2006        2007
                                                     ----        ----      - ------      ------       ----        ----
                                                      (In thousands)
Three months ended March 31,..........              $ 346       $ 1,506      $1,160       335%        1%          2%

    Net interest income increased from the three month period ended March 31, 2006 to the three month period ended March 31, 2007 principally due to higher investment cash balances. As discussed in Note 9 to the consolidated financial statements, the Company completed a private placement of convertible notes yielding a net increase in cash, after the related purchase of outstanding common stock, of approximately $96 million, net of deferred offering costs. Net interest income should continue to increase throughout the remainder of the 2007 fiscal year as cash balances continue to increase from the Company's operating cash flows.


OTHER INCOME (EXPENSE)

                                                    Three Months Ended
                                                  March 31,    March 31,     Amount    Percentage  Percent of Total Revenues
                                                     2006        2007        Change      Change       2006        2007
                                                     ----        ----      - ------      ------       ----        ----
                                                      (In thousands)
Three months ended March 31,..........              $ 150       $ (784)     $ (934)        NM         --%        (1)%

    Other income (expense) changed from income for the three month period ended March 31, 2006 to a loss for the three month period ended March 31, 2007 primarily due to transactional losses resulting from changes in the value of Singapore dollar denominated receivables/payables, U.S. dollar denominated cash held in foreign countries and the decline in value of U.S. dollar-denominated receivables held in international locations, principally related to the Euro and the Japanese Yen.

INCOME TAX EXPENSE

                                                    Three Months Ended
                                                  March 31,    March 31,     Amount    Percentage  Percent of Total Revenues
                                                     2006        2007        Change      Change       2006        2007
                                                     ----        ----      - ------      ------       ----        ----
                                                      (In thousands)
Three months ended March 31,..........             $ 2,607      $ 4,646      $2,039       78%         35%         36%

    The income tax provision increased from the three month period ended March 31, 2006 to the three month period ended March 31, 2007 reflecting higher income. The income tax provision was 36% of pretax income for the three month period ended March 31, 2007. Generally, the Company expects its effective tax rate to be 36% to 39%.


LIQUIDITY AND CAPITAL RESOURCES

    During the three month period ended March 31, 2007, SPSS generated cash in excess of its operating requirements. As of March 31, 2007, SPSS had $256.1 million in cash and cash equivalents compared with $140.2 million at December 31, 2006. Factors affecting cash and cash equivalents during the three month period ended March 31, 2007 include:

         OPERATING CASH FLOWS:

          - Cash derived from operating activities was $21.3 million. This cash resulted primarily from net income and receivable collections, partially offset by accrued expenses and deferred revenue.
          - Accounts receivable increased operating cash flow by $5.5 million reflecting favorable collections. Average days sales outstanding were 64 days at March 31, 2007, compared to 70 days at December 31, 2006.
          - Timing of accounts payable disbursements increased cash from operating activities by $1.2 million.
          - Decreases in deferred revenue utilized $1.2 million in cash from operating activities.
          - Timing of income tax payments and deferred taxes increased cash flow from operating activities by $4.3 million.

         INVESTING ACTIVITIES:

          -    Capital expenditures were $0.7 million.
          -    Capitalized software costs were $3.6 million.

         FINANCING ACTIVITIES:

          - Issuance of long-term debt provided cash proceeds of $150 million.
          - Debt issuance costs related to the issuance of long-term debt were $4.3 million.
          - Purchase of outstanding common stock used $50.0 million of the cash generated from financing activities.
          - Cash proceeds of $1.5 million from the issuance of common stock, primarily through the exercise of stock options.
          - Tax benefits recognized from stock option exercises were $0.3 million.

     Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $4.3 million. Management believes that cash flows from future operating activities will be more than adequate to meet future capital expenditures and software development costs.

     On March 19, 2007, the Company issued $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the "Notes") in a private placement. The Notes bear interest at a rate of 2.50% per year payable semiannually in arrears on March 15 and September 15 of each year. The Notes will mature on March 15, 2012.

     The Notes will be convertible into cash and, if applicable, shares of the Company's common stock, par value $0.01 per share (the "Common Stock") based on an initial conversion rate of 21.3105 shares of Common Stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $46.93 per share) only under the following circumstances: (1) during any calendar quarter beginning after June 30, 2007 (and only during such calendar quarter), if the closing sale price of the Common

Stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 98% of the product of the closing price of the Common Stock for each day in that period and the conversion rate; (3) if specified distributions to holders of the Common Stock occur; (4) if a fundamental change occurs; or (5) during the period beginning on February 15, 2012 and ending on the close of business on the business day immediately preceding the maturity date. If the Company makes a physical settlement election as described below, the Notes will become convertible at the option of the holder at any time after the date of such physical settlement election and prior to the close of business on the business day immediately preceding the maturity date of the Notes.

     Unless the Company has made a physical settlement election, upon conversion of each $1,000 principal amount of Notes, a holder will receive, in lieu of Common Stock, an amount in cash equal to the lesser of (i) $1,000, or (ii) the conversion value of the Notes. If the conversion value exceeds $1,000 on the conversion date, the Company will also deliver as payment for the excess value, at its election, cash or Common Stock or a combination of cash and Common Stock. At any time prior to maturity, the Company may make a physical settlement election. A physical settlement election is the irrevocable election to provide upon conversion, in lieu of providing cash and Common Stock, shares of Common Stock equal to the conversion rate for each $1,000 principal amount of Notes converted.

     The holders of the Notes who convert their Notes in connection with a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Notes may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any.

     As of March 31, 2007, the Notes were not convertible and the holders of the Notes had no right to require the Company to repurchase the Notes. For additional discussion on the Notes, see Note 9 to the consolidated financial statements.

     In connection with the issuance of the Notes, the Company used approximately $50 million of the net proceeds of the offering to purchase 1,518,300 shares of its outstanding common stock. For additional discussion on Treasury Stock, see Note 11 to the consolidated financial statements.

     The Company's four year, $25.0 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation) expired by its terms on March 31, 2007.

     SPSS intends to fund its future capital needs through operating cash flows, cash and cash equivalents on hand. SPSS anticipates that these amounts will be sufficient to fund the Company's operations and capital requirements at the current level of operations. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms or at all.



CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, impairment of goodwill and intangible assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the SPSS Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 2, 2007.


ADOPTION OF FASB INTERPRETATION NO. 48

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. As part of its FIN 48 adoption review process, the Company recorded a $1.2 million decrease in the asset and $0.4 million increase in the liability for unrecognized tax benefits and accounted for this amount as a reduction to the January 1, 2007 beginning balance of retained earnings on the Consolidated Balance Sheet. The Company has a $9.8 million liability recorded for unrecognized tax benefits at January 1, 2007. This amount does not include any interest or penalties. As appropriate, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense. The total amount of unrecognized tax benefits which, if recognized, would affect tax expense is $9.8 million. The Company is not currently aware of any information that would cause the total amount of unrecognized tax benefit to significantly change within the next 12 months.


RECENT ACCOUNTING PRONOUNCEMENTS


     In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective January 1, 2007. The Company presents sales tax on a net basis in its consolidated financial statements. The adoption did not have a material effect on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 enables companies to report selected financial assets and liabilities at their fair value. This statement also requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company's election to use fair value on its earnings. FAS 159 requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of adopting FAS No. 159.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from fluctuations in interest rates on cash and cash equivalents. As of March 31, 2007, the Company had $256.1 million of cash and cash equivalents. A 100 basis point decrease in interest rates would result in $2.6 million of lower annual interest income, assuming the same level of cash and cash equivalents.

     The Company is not currently exposed to market risk from fluctuations in interest rates. The Company is exposed to risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company's operations and revenue occur outside of the United States, and in currencies other than the U.S. dollar, the Company's results can be significantly affected by changes in foreign currency exchange rates. Additionally, these changes can significantly affect intercompany balances that are denominated in different currencies.

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

     The change in the fair value of the contracts, since they were entered into, will be recorded as a current asset in the Consolidated Balance Sheets. The fair value is based upon foreign exchange spot rates at the end of the period. Any changes in the fair value of the instrument were recorded as a component of other income/ expense. As of March 31, 2007, the change in fair value is $0.1 million. The notional amount of the forward contracts as of March 31, 3007 is $11 million.

     Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at March 31, 2007, the reported cash balance would decrease $8.5 million, or 3.3 percent. Management expects that the decrease would have a material adverse effect on the Company's financial results.

ITEM 4. CONTROLS AND PROCEDURES

    Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's Disclosure Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

    Changes in Internal Control Over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed, on January 22, 2007, a putative derivative action captioned Fortney v. Noonan, et. al., was filed in the United States District Court for the Northern District of Illinois, Eastern Division. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants' profits, failing to properly account for and take tax deductions for those grants, insider trading and issuing false financial statements. The current executive officers and directors who are named in the complaint are Jack Noonan, William Binch, Michael Blair, Kenneth Holec, Merritt Lutz and Norman Nie. The Company is named as a nominal defendant. The complaint alleges various causes of action under federal and Delaware law, including claims for unjust enrichment, breach of fiduciary duty and rescission, as well as claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs seek damages, disgorgement and restitution. On March 27, 2007, an essentially identical action captioned Szpira v. Noonan, et. al., was filed by the same attorneys on behalf of a different plaintiff in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint includes each of the claims described in the Fortney action, as well as claims for corporate waste and breach of contract. Both cases are now pending before the same judge, who has ordered the plaintiffs to file a single consolidated and amended complaint on or before May 25, 2007.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


SALE OF 2.50% CONVERTIBLE NOTES

     On March 19, 2007, the Company completed a private placement of $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the "Notes").

     The Company offered and sold the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Initial Purchaser") in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Initial Purchaser agreed to then sell the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

     The net proceeds from the offering, after deducting the Initial Purchaser's discount and the estimated offering expenses payable by the Company, were approximately $145.7 million. The Initial Purchaser received an aggregate commission of $4.125 million in connection with the offering of the Notes.

     The Notes are governed by an indenture, dated as of March 19, 2007, between the Company and LaSalle Bank National Association, as trustee (the "Indenture"). The Notes bear interest at a rate of 2.50% per year payable semiannually in arrears on

March 15 and September 15 of each year. The Notes will mature on March 15, 2012.

     The Notes will be convertible into cash and, if applicable, shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), based on an initial conversion rate of 21.3105 shares of Common Stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $46.93 per share) only under the following circumstances: (1) during any calendar quarter beginning after June 30, 2007 (and only during such calendar quarter), if the closing sale price of the Common Stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 98% of the product of the closing price of the Common Stock for each day in that period and the conversion rate; (3) if specified distributions to holders of the Common Stock occur; (4) if a fundamental change occurs; or (5) during the period beginning on February 15, 2012 and ending on the close of business on the business day immediately preceding the maturity date. If the Company makes a physical settlement election as described below, the Notes will become convertible at the option of the holder at any time after the date of such physical settlement election and prior to the close of business on the business day immediately preceding the maturity date of the Notes.

     Unless the Company has made a physical settlement election, upon conversion of each $1,000 principal amount of Notes, a holder will receive, in lieu of Common Stock, an amount in cash equal to the lesser of (i) $1,000, or (ii) the conversion value of the Notes. If the conversion value exceeds $1,000 on the conversion date, the Company will also deliver as payment for the excess value, at its election, cash or Common Stock or a combination of cash and Common Stock. At any time prior to maturity, the Company may make a physical settlement election. A physical settlement election is the irrevocable election to provide upon conversion, in lieu of providing cash and Common Stock, shares of Common Stock equal to the conversion rate for each $1,000 principal amount of Notes converted.


ISSUER PURCHASES OF EQUITY SECURITIES

     A summary of the Company's repurchase activity for the three months ended March 31, 2007 is as follows:


                                                                                                     Maximum Number (or
                                                                     Total Number of Shares     Approximate Dollar Value) of
                                                                      Purchased as Part of         Shares that May Yet Be
                           Total Number of    Average Price Paid    Publicly Announced Plans    Purchased Under the Plans or
         Period            Shares Purchased        per Share               or Programs                     Program
------------------------- ------------------- -------------------- ---------------------------- ------------------------------

   January 1, 2007 to
    January 31, 2007              --                  --                       --                            --

  February 1, 2007 to
   February 28, 2007              --                  --                       --                            --

    March 1, 2007 to
     March 31, 2007           1,518,300 (1)         $32.93                     --                            --

         Total                1,518,300             $32.93                     --                            --

---------------------

(1) In conjunction with the convertible debt offering, the Company used approximately $50 million of the net proceeds of the offering to purchase 1,518,300 shares of its outstanding common stock in a private transaction through the Initial Purchaser.

ITEM 6. EXHIBITS

                                                                                                                INCORPORATION
   EXHIBIT                                                                                                       BY REFERENCE
   NUMBER                                     DESCRIPTION OF DOCUMENT                                          (IF APPLICABLE)
   -------    ---------------------------------------------------------------------------------------------    ---------------

    4.1       Indenture related to the 2.50% Convertible Subordinated Notes due 2012, dated as of March 19,      (1), Ex. 4.1
              2007, between SPSS Inc. and LaSalle Bank National Association, as Trustee (including form of
              2.50% Convertible Subordinated Notes due 2012)

                                                                                                                INCORPORATION
   EXHIBIT                                                                                                       BY REFERENCE
   NUMBER                                     DESCRIPTION OF DOCUMENT                                          (IF APPLICABLE)
   -------    ---------------------------------------------------------------------------------------------    ---------------

    4.2       Registration Rights Agreement, dated as of March 19, 2007, between SPSS Inc. and Merrill           (1), Ex. 4.2
              Lynch, Pierce, Fenner & Smith Incorporated

   10.1       Fourth Amendment to OEM Agreement, dated as of January 3, 2007, by and between SPSS Inc. and      (2), Ex. 10.1
              Hyperion Solutions Corporation.*

   10.2       2007 Executive Incentive Cash Compensation Plan                                                   (3), Ex. 10.1

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

---------------------

* Portions of this Exhibit are omitted and have been filed separately with the Securities and Exchange Commission in connection with a pending request for confidential treatment of certain portions of the Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated March 19, 2007, filed on March 22, 2007.

(2) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated January 3, 2007, filed on January 9, 2007.

(3) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated February 8, 2007, filed on February 9, 2007

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     SPSS Inc.

Date:  May 2, 2007   By: /s/   Jack Noonan
                     -----------------------------------------------
                               Jack Noonan
                               President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date:  May 2, 2007   By: /s/   Raymond H. Panza
                     -----------------------------------------------------------
                               Raymond H. Panza
                               Executive Vice President, Corporate
                               Operations, Chief Financial Officer and Secretary

                                    SPSS INC.

                                  EXHIBIT INDEX

  EXHIBIT
    NO.                                                        DESCRIPTION
----------   ----------------------------------------------------------------------------------------------------------------

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