Form 10-Q
period 2007-06-30
SPSS INC
filed 2007-08-01
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2007

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

       Registrant's Telephone Number, Including Area Code: (312) 651-3000

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

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of July 26, 2007, was 19,058,365.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2007

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
      CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND JUNE 30,
         2007 ...........................................................     3
      CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTH
         PERIODS ENDED JUNE 30, 2006 AND 2007 ...........................     4
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND
         SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2007 .................     5
      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS
         ENDED JUNE 30, 2006 AND 2007 ...................................     6
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........................     7
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS .........................................    11
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...    18
   ITEM 4. CONTROLS AND PROCEDURES ......................................    18

PART II - OTHER INFORMATION
   ITEM 1. LEGAL PROCEEDINGS ............................................    19
   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ..    19
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........    19
   ITEM 6. EXHIBITS .....................................................    20

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                         December 31,   June 30,
                                                             2006         2007
                                                         ------------   --------
ASSETS
Current assets:
   Cash and cash equivalents .........................    $ 140,203    $ 278,407
   Accounts receivable, net ..........................       53,814       48,959
   Inventories, net ..................................          752          859
   Deferred income taxes, net ........................        3,784        4,165
   Prepaid income taxes ..............................        3,285        5,308
   Other current assets ..............................        4,692        4,183
                                                           --------     --------
      Total current assets ...........................      206,530      341,881

Property, equipment and leasehold improvements, net ..       17,708       17,563
Capitalized software development costs, net ..........       31,583       34,390
Goodwill .............................................       41,923       42,082
Intangibles, net .....................................        3,470        3,339
Deferred income taxes ................................       28,714       26,288
Other noncurrent assets ..............................        2,566        6,789
                                                           --------     --------
      Total assets ...................................    $ 332,494    $ 472,332
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................     $  6,496     $  6,213
   Income taxes and value added taxes payable ........       10,249       12,625
   Deferred revenues .................................       73,483       74,445
   Other accrued liabilities .........................       24,203       24,830
                                                           --------     --------
      Total current liabilities ......................      114,431      118,113

Long-term debt .......................................           --      150,000
Noncurrent deferred income taxes, net ................          795          510
Noncurrent deferred revenue ..........................          745          750

Stockholders' equity:
   Common Stock, $.01 par value; 50,000,000 shares
      authorized; 19,774,073 and 18,982,039 issued
      and outstanding in 2006 and 2007, respectively
      (Note 11) ......................................          198          190
   Additional paid-in capital (Note 11) ..............      205,912      177,193
   Accumulated other comprehensive income (loss) .....       (1,335)          78
   Retained earnings (Note 6) ........................       11,748       25,498
                                                           --------     --------
      Total stockholders' equity .....................      216,523      202,959
                                                           --------     --------
         Total liabilities and stockholders' equity ..    $ 332,494    $ 472,332
                                                           ========     ========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months          Six Months
                                                          Ended June 30,       Ended June 30,
                                                        -----------------   -------------------
                                                          2006      2007      2006       2007
                                                        -------   -------   --------   --------
Net revenues:
   License                                             $ 29,312  $ 32,366   $ 59,185   $ 67,338
   Maintenance                                           27,428    30,449     53,491     59,375
   Services                                               6,739     6,107     13,029     12,375
                                                        -------   -------   --------   --------
Net revenues                                             63,479    68,922    125,705    139,088
                                                        -------   -------   --------   --------
Operating expenses:
   Cost of license and maintenance revenues               4,046     4,546      8,196      8,793
   Cost of license and maintenance
      revenues--software write-off                           --        --      1,283         --
   Sales, marketing and services                         31,561    33,034     61,957     66,663
   Research and development                              13,089    12,351     25,918     24,622
   General and administrative                             8,761     8,746     15,377     16,690
                                                        -------   -------   --------   --------
Operating expenses                                       57,457    58,677    112,731    116,768
                                                        -------   -------   --------   --------
Operating income                                          6,022    10,245     12,974     22,320
                                                        -------   -------   --------   --------
Other income (expense):
   Net interest income                                      659     1,749      1,005      3,255
   Other income (expense)                                (2,211)     (561)    (2,061)    (1,345)
                                                        -------   -------   --------   --------
Other income (expense)                                   (1,552)    1,188     (1,056)     1,910
                                                        -------   -------   --------   --------
Income before income taxes                                4,470    11,433     11,918     24,230
Income tax expense                                        1,922     4,242      4,529      8,888
                                                        -------   -------   --------   --------
Net income                                              $ 2,548   $ 7,191   $  7,389   $ 15,342
                                                        =======   =======   ========   ========
Basic net income per share                              $  0.13   $  0.39   $   0.38   $   0.80
                                                        =======   =======   ========   ========
Diluted net income per share                            $  0.12   $  0.36   $   0.35   $   0.75
                                                        =======   =======   ========   ========
Share data:
Shares used in computing basic net income per share      19,473    18,569     19,469     19,197
                                                        =======   =======   ========   ========
Shares used in computing diluted net income per share    20,922    19,928     20,999     20,529
                                                        =======   =======   ========   ========

           See accompanying notes to consolidated financial statements

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                               Three Months        Six Months
                                              Ended June 30,     Ended June 30,
                                             ---------------   -----------------
                                              2006     2007      2006      2007
                                             ------   ------   -------   -------
Net income                                  $ 2,548  $ 7,191  $  7,389  $ 15,342
Other comprehensive income:
   Foreign currency translation adjustment    3,737      396     4,463     1,413
                                             ------   ------   -------   -------
Comprehensive income                        $ 6,285  $ 7,587  $ 11,852  $ 16,755
                                             ======   ======   =======   =======

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Six Months
                                                               Ended June 30,
                                                            -------------------
                                                              2006       2007
                                                            --------   --------
Cash flows from operating activities:
   Net income ...........................................  $   7,389  $  15,342
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization .....................      8,431      8,397
      Deferred income taxes .............................      1,398      5,899
      Excess tax benefit from share-based compensation ..     (4,318)    (5,302)
      Amortization of share-based compensation ..........      3,123      4,542
      Gain on sale of product line ......................      1,283         --
      Changes in assets and liabilities:
         Accounts receivable ............................     (4,138)     5,405
         Inventories ....................................        231       (106)
         Prepaid and other assets .......................        518        558
         Accounts payable ...............................     (2,326)      (306)
         Accrued expenses ...............................        249        427
         Income taxes ...................................       (204)      (126)
         Deferred revenue ...............................      1,266         92
         Other, net .....................................      1,744       (135)
                                                            --------   --------
Net cash provided by operating activities ...............     14,646     34,687
                                                            --------   --------
Cash flows from investing activities:
   Capital expenditures .................................     (3,020)    (2,674)
   Capitalized software development costs ...............     (3,975)    (7,801)
                                                            --------   --------
Net cash used in investing activities ...................     (6,995)   (10,475)
                                                            --------   --------
Cash flows from financing activities:
   Proceeds from issuance of long- term debt ............         --    150,000
   Debt issuance costs ..................................         --     (4,281)
   Purchase of common stock .............................         --    (49,998)
   Proceeds from stock option exercises and employee
      stock purchase plan ...............................     17,651     12,610
   Tax benefit from stock option exercises ..............      4,318      5,302
   Net repayments under line-of-credit agreements .......     (3,372)        --
                                                            --------   --------
Net cash provided by financing activities ...............     18,597    113,633
                                                            --------   --------
Effect of exchange rates on cash ........................      2,690        359
                                                            --------   --------
Net change in cash and cash equivalents .................     28,938    138,204
Cash and cash equivalents at beginning of period ........     84,408    140,203
                                                            --------   --------
Cash and cash equivalents at end of period ..............  $ 113,346  $ 278,407
                                                            ========   ========
Supplemental disclosures of cash flow information:
   Interest paid ........................................  $      82  $      48
   Income taxes paid ....................................      4,527      3,915
   Cash received from income tax refunds ................     (1,781)    (1,736)

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

     Share-based compensation expense, including expense related to restricted share units, under the provision of SFAS No. 123(R) and APB No. 25 was comprised as follows (in thousands) :

                                              Three Months       Six Months
                                             Ended June 30,    Ended June 30,
                                            ---------------   ---------------
                                             2006     2007     2006     2007
                                            ------   ------   ------   ------
Sales, Marketing and Services ...........  $   606  $   479  $ 1,041  $   955
Research and Development ................      347      495      609      960
General and Administrative ..............    1,239    1,658    1,473    2,627
                                            ------   ------   ------   ------
Total Stock based compensation expense ..  $ 2,192  $ 2,632  $ 3,123  $ 4,542
                                            ======   ======   ======   ======

Additional information regarding options is as follows (in thousands, except per share data):

                                                                 WEIGHTED
                                                    WEIGHTED     AVERAGE
                                                     AVERAGE    REMAINING    AGGREGATE
                                                    EXERCISE   CONTRACTUAL   INTRINSIC
                                          OPTIONS     PRICE        LIFE        VALUE
                                          -------   --------   -----------   ---------
Outstanding at December 31, 2006 ......    2,177    $ 18.76        5.46
   Granted ............................       30      36.78        9.84
   Forfeited and expired ..............      (64)     20.36        6.55
   Exercised ..........................     (653)     19.14        4.17
                                           -----     ------        ----
Outstanding at June 30, 2007 ..........    1,490    $ 18.89        5.37      $ 27,088
                                           =====     ======        ====       =======
Options exercisable at June 30, 2007 ..    1,281    $ 19.19        6.25      $ 22,901
                                           =====     ======        ====       =======

     The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2007 was $16.2 million and $17.5 million, respectively, and $5.9 million and $13.5 million for the comparable 2006 periods, respectively.

                                                    WEIGHTED
                                                    AVERAGE    WEIGHTED
                                                     GRANT      AVERAGE
                                                   DATE FAIR   EXERCISE
                                         OPTIONS     VALUE       PRICE
                                         -------   ---------   --------
Non-vested options at June 30, 2007 ..      209     $ 8.69     $ 17.04
                                          -----      -----      ------
Vested options at June 30, 2007 ......    1,281     $ 9.92     $ 19.19
                                          -----      -----      ------

     For purposes of calculating the compensation expense consistent with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to calculate the fair value of grants made during the six month periods ended June 30, 2006 and June 30, 2007:

                                                                 SIX MONTHS      SIX MONTHS
                                                                   ENDED           ENDED
                                                               JUNE 30, 2006   JUNE 30, 2007
                                                               -------------   -------------
Expected volatility ........................................       37.09%         45.20%
Expected dividend yield ....................................        --%             --%
Expected risk-free interest rate ...........................       4.92%           4.54%
Expected term of options ...................................    6.15 years      5.89 years
Maximum contractual term ...................................      10 years       10 years
Weighted average grant date fair value of options granted ..       $14.83         $17.57

     The Company's pre-tax compensation cost for stock-based employee compensation under SFAS No. 123(R) was $0.5 million ($0.3 million after tax effects) and $1.0 million ($0.6 million after tax effects) for the three and six month periods ended June 30, 2007. As of June 30, 2007, there was approximately $1.6 million of unrecognized compensation cost related to unvested stock options granted prior to the adoption of SFAS No. 123(R). This cost is expected to be recognized over the weighted average life, straight line, expected at approximately four years.

     As of June 30, 2007, there was approximately $9.0 million of unrecognized compensation cost related to restricted share units that will be recognized over an estimated weighted average period of 2.7 years.

     The Company received $17.7 million and $12.6 million from stock options exercised during the six month periods ended June 30, 2006 and June 30, 2007, respectively. Additionally, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows prior to the adoption of SFAS No. 123(R). It is now required that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. The Company's excess tax benefits, classified as financing cash flows, for the six month periods ended June 30, 2006 and June 30, 2007 were $4.3 million and $5.3 million, respectively.

     The Company has one active equity incentive plan with 1.9 million shares available for grant at June 30, 2007.

NOTE 3 - DOMESTIC AND FOREIGN OPERATIONS

     Net revenues per geographic region are summarized as follows (in thousands):

                                Three Months          Six Months
                               Ended June 30,       Ended June 30,
                             -----------------   -------------------
                               2006      2007      2006       2007
                             -------   -------   --------   --------
Americas .................  $ 26,959  $ 28,540   $ 52,413   $ 56,340
                            --------  --------   --------   --------
United Kingdom ...........     8,750     8,941     16,336     18,057
The Netherlands ..........     7,923     9,516     15,369     18,300
Other ....................    10,806    12,525     21,422     24,368
                            --------  --------   --------   --------
   Total Europe ..........    27,479    30,982     53,127     60,725
                            --------  --------   --------   --------

Japan ....................     5,084     4,998     12,908     13,341
Other ....................     3,957     4,402      7,257      8,682
                             -------   -------   --------   --------
   Total Pacific Rim .....     9,041     9,400     20,165     22,023
                             -------   -------   --------   --------
      Total revenues .....  $ 63,479  $ 68,922  $ 125,705  $ 139,088
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

                                                          Three Months       Six Months
                                                         Ended June 30,    Ended June 30,
                                                        ---------------   ---------------
                                                         2006     2007     2006     2007
                                                        ------   ------   ------   ------
Basic weighted average common shares outstanding ....   19,473   18,569   19,469   19,197
Dilutive effect of stock options and other equity ...    1,449    1,359    1,530    1,332
                                                        ------   ------   ------   ------
Diluted weighted average common shares outstanding ..   20,922   19,928   20,999   20,529
                                                        ======   ======   ======   ======

     Anti-dilutive shares not included in the diluted EPS calculation for the three and six month periods ended June 30, 2006 and June 30, 2007 were as follows (in thousands):

 Three Months      Six Months
Ended June 30,   Ended June 30,
--------------   --------------
  2006   2007      2006   2007
  ----   ----      ----   ----
   23     1         26      3

NOTE 5 - FINANCIAL INSTRUMENTS

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

     To reduce this risk, the Company entered into forward contracts during the third quarter of 2006 for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The principal currency hedged was the Japanese Yen relative to the British Pound. These contracts called for the purchase of local currencies at a specified future date to settle the intercompany balance between the Company's U.K. and Japan-based subsidiaries. The settlement date for these contracts was June 18, 2007. The Company does not use derivative instruments for speculative or trading purposes.

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

     The change in the fair value of the contracts between the date they were entered into and June 18, 2007 was recorded as a current asset in the Consolidated Balance Sheets. The fair value was based upon foreign exchange spot rates at the end of the period. The total gain that resulted from the change in fair value was recorded as a component of other income/expense in the Consolidated Statements of Income. As of the settlement date, the total change in fair value of the instruments was $0.4 million.

NOTE 6 - INCOME TAXES

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

NOTE 7 - COST MANAGEMENT PROGRAMS

     During the fourth quarter 2006, the Company incurred certain expenses totaling $0.9 million related to the closure of its Amsterdam facility. These costs included lease termination costs, severance payments for fifteen employees and a loss on the disposal of surplus fixed assets. As of June 30, 2007, the Company has approximately $0.3 million in liabilities remaining related to these expenses and expects the liabilities to be paid in 2007.

     During the second quarter 2007, the Company incurred certain expenses totaling $0.7 million related to management reorganization and a planned consolidation of certain offices. These costs principally included employee severance costs, lease exit costs and write-off of leasehold improvements. As of June 30, 2007, the Company has approximately $0.3 million in liabilities remaining related to these expenses and expects the liabilities to be paid by December 2007. The Company expects to incur additional costs of approximately $3.0 million covering the planned service periods of employees affected by this program, expense associated with exiting leases and write-off of fixed assets at the cease use date.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 - LONG-TERM DEBT

     On March 19, 2007, the Company completed a private placement of $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the "Notes"). The Notes bear interest at a rate of 2.50% per year payable semi-annually in arrears on March 15 and September 15 of each year. The Notes will mature on March 15, 2012. The Notes will be convertible into cash and, if applicable, shares of the Company's common stock, par value $0.01 per share, based on an initial conversion rate of 21.3105 shares of common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $46.93 per share), upon the occurrence of certain events. Interest on the convertible notes is included as a component of interest expense in the consolidated financial statements. The Company will use commercially reasonable efforts to cause the appropriate registration documents related to these Notes to be declared effective by the Securities and Exchange Commission. In the event such documents are not declared effective, as and when required by the terms of the Notes, additional interest will accrue on the Notes, from and including the day following the registration default to but excluding the day on which the registration default has been cured. Additional interest will be paid semi-annually in arrears, with the interest payment due on the first interest payment date following the date on which such additional interest begins to accrue, and will accrue at a rate per year equal to (i) 0.25% of the principal amount of the Notes to and including the 90th day following such registration default and (ii) 0.50% of the principal amount of the Notes from and after the 91st day following such registration default. As of June 30, 2007, no liability has been recorded related to this provision as the Company has deemed the likelihood of occurrence as remote.

NOTE 10 - DEBT ISSUANCE COSTS

     During the six month period ended June 30, 2007, the Company incurred debt issuance costs of $4.3 million in connection with the issuance of its long-term debt (as described in Note 9 above). These costs are capitalized and amortized over the term of the long-term debt. Amortization expense related to the debt issuance costs was $0.2 million in the six months ended June 30, 2007. Accumulated amortization of these costs was $0.2 million at June 30, 2007.

NOTE 11 - RETIREMENT OF TREASURY STOCK

     On March 19, 2007, in connection with the issuance of the Notes, the Company purchased 1.5 million shares of its outstanding common stock using approximately $50.0 million of the net proceeds from the sale of the Notes and treated this common stock as treasury shares. The Company retired the treasury shares during the second quarter of 2007. The retirement of the treasury shares resulted in a reduction of $15 thousand in common stock and $50.0 million in additional paid-in-capital during the second quarter of 2007 with an offsetting charge to treasury stock.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED JUNE 30, 2007, AND COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2007.

NET REVENUES

                   Three Months Ended                            Percent of
                  -------------------                          Total Revenues
                  June 30,   June 30,    Amount   Percentage   --------------
                    2006       2007      Change     Change       2006   2007
                  --------   --------   -------   ----------     ----   ----
                     (In thousands)
License           $ 29,312   $ 32,366  $ 3,054       10%          46%    47%
Maintenance         27,428     30,449    3,021       11%          43%    44%
Services             6,739      6,107     (632)      (9)%         11%     9%
                   -------    -------   ------                   ---    ---
   Net revenues   $ 63,479   $ 68,922  $ 5,443        9%         100%   100%
                   =======    =======   ======                   ===    ===

                    Six Months Ended                             Percent of
                  -------------------                          Total Revenues
                  June 30,   June 30,    Amount   Percentage   --------------
                    2006       2007      Change     Change       2006   2007
                  --------   --------   -------   ----------     ----   ----
                     (In thousands)
License           $ 59,185   $ 67,338   $ 8,153      14%          47%    48%
Maintenance         53,491     59,375     5,884      11%          43%    43%
Services            13,029     12,375      (654)     (5)%         10%     9%
                  --------   --------   -------                  ---    ---
   Net revenues  $ 125,705  $ 139,088  $ 13,383      11%         100%   100%
                  ========   ========   =======                  ===    ===

     The increases in license revenues were primarily driven by higher sales of SPSS data mining and desktop statistical analysis tools in the United States and Europe. In addition, changes in currency exchange rates resulted in increases of $0.8 million and $1.7 million in the three and six month periods ended June 30, 2007.

     Maintenance revenues included increases due to changes in foreign currency exchange rates of $1.1 million and $2.5 million in the three and six month periods ended June 30, 2007. In addition, the Company experienced higher renewal rates in certain geographic regions including the Netherlands, Germany, France, Australia and Japan.

     The decreases in service revenues were primarily due to a decreased number of solution-related consulting projects primarily in the United States and the United Kingdom. These decreases were offset by changes in foreign currency exchange rates that resulted in increases of $0.3 million and $0.5 million for the three and six month periods ended June 30, 2007.

     Net revenues per geographic region, percent changes and percent of total revenues for the three and six month periods ended June 30, 2006 and June 30, 2007 were as follows:

                             Three Months Ended                            Percent of
                            -------------------                          Total Revenues
                            June 30,   June 30,    Amount   Percentage   --------------
                              2006       2007      Change     Change       2006   2007
                            --------   --------   -------   ----------     ----   ----
                               (In thousands)
United States ...........   $ 26,959   $ 28,540  $ 1,581        6%          42%    41%
                             -------    -------   ------                   ---    ---
United Kingdom ..........      8,750      8,941      191        2%          14%    13%
The Netherlands .........      7,923      9,516    1,593       20%          13%    14%
Other ...................     10,806     12,525    1,719       16%          17%    18%
                             -------    -------   ------                   ---    ---
   Total Europe .........     27,479     30,982    3,503       13%          44%    45%
                             -------    -------   ------                   ---    ---
Japan ...................      5,084      4,998      (86)      (2)%          8%     7%
Other ...................      3,957      4,402      445       11%           6%     7%
                             -------    -------   ------                   ---    ---
   Total Pacific Rim ....      9,041      9,400      359        4%          14%    14%
                             -------    -------   ------                   ---    ---
   Total International ..     36,520     40,382    3,862       11%          58%    59%
                             -------    -------   ------                   ---    ---
      Net revenues ......   $ 63,479   $ 68,922  $ 5,443        9%         100%   100%
                             =======    =======   ======                   ===    ===

                              Six Months Ended                             Percent of
                            -------------------                          Total Revenues
                            June 30,   June 30,    Amount   Percentage   --------------
                              2006       2007      Change     Change       2006   2007
                            --------   --------   -------   ----------     ----   ----
                               (In thousands)
United States ...........   $ 52,413   $ 56,340   $ 3,927        7%         42%    41%
                             -------    -------   ------                   ---    ---
United Kingdom ..........     16,336     18,057     1,721       11%         13%    13%
The Netherlands .........     15,369     18,300     2,931       19%         12%    13%
Other ...................     21,422     24,368     2,946       14%         17%    17%
                            --------   --------   -------                  ---    ---
   Total Europe .........     53,127     60,725     7,598       14%         42%    43%
                            --------   --------   -------                  ---    ---
Japan ...................     12,908     13,341       433        3%         10%    10%
Other ...................      7,257      8,682     1,425       20%          6%     6%
                            --------   --------   -------                  ---    ---
   Total Pacific Rim ....     20,165     22,023     1,858        9%         16%    16%
                            --------   --------   -------                  ---    ---
   Total International ..     73,292     82,748     9,456       13%         58%    59%
                            --------   --------   -------                  ---    ---
      Net revenues ......  $ 125,705  $ 139,088  $ 13,383       11%        100%   100%
                            ========   ========   =======                  ===    ===

     Net revenue growth in 2007 primarily reflects the increased demand for SPSS data mining and desktop statistical analysis tools and higher maintenance revenue resulting from higher renewal rates in certain geographic regions including the Netherlands, Germany, Australia and Japan.

     Net revenues derived internationally increased 11% and 13% from the three and six month periods ended June 30, 2006 to the three and six month periods ended June 30, 2007. This increase resulted from expansion in generally all significant international markets including the United Kingdom, the Netherlands, Japan, Germany, France, Spain, Sweden, Southeast Asia and Australia. Net revenues from international regions also increased due to changes in foreign currency exchange rates which resulted in a total increase in international revenues of $2.2 million and $4.7 million for the three and six month periods ended June 30, 2007. The most significant portions of these increases are $0.8 million and $1.6 million in the United Kingdom and $0.6 million and $1.2 million in the Netherlands for the three and six month periods ended June 30, 2007, respectively. Net revenues derived from the United States increased by 6% and 7% for the three and six month periods ended June 30, 2007 reflecting increases in license and maintenance revenue categories.

COST OF LICENSE AND MAINTENANCE REVENUES

                                  (In thousands)                         Percent of Total Revenues
                                 ---------------   Amount   Percentage   -------------------------
Period                            2006     2007    Change     Change            2006   2007
------                           ------   ------   ------   ----------          ----   ----
Three months ended June 30, ..  $ 4,046  $ 4,546   $ 500        12%              6%     7%
Six months ended June 30, ....    8,196    8,793     597         7%              7%     6%

     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs increased from the three and six month periods ended June 30, 2006 to the three and six month periods ended June 30, 2007 primarily due to increased royalty expense associated with higher revenue and increased amortization expense of capitalized software development costs. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues at approximately 6% for the remainder of 2007.

COST OF LICENSE AND MAINTENANCE REVENUES-SOFTWARE WRITE-OFF

                                  (In thousands)                          Percent of Total Revenues
                                  --------------    Amount   Percentage   -------------------------
Period                             2006     2007    Change     Change            2006   2007
------                            ------  ------   -------   ----------          ----   ----
Three months ended June 30, ..    $   --  $   --   $    --       --%              --%    --%
Six months ended June 30, ....     1,283      --    (1,283)      NM                1%    --%

     Costs of license and maintenance revenues-software write-off were $1.3 million in the six month period ended June 30, 2006. During the first quarter of 2006, the Company wrote off certain software to a fair value of zero as the Company determined that the future use of the software was no longer likely. The Company did not write off any capitalized software during the three and six month periods ended June 30, 2007.

SALES, MARKETING AND SERVICES

                                   (In thousands)                          Percent of Total Revenues
                                 -----------------   Amount   Percentage   -------------------------
Period                             2006      2007    Change     Change            2006   2007
------                           -------   -------   ------   ----------          ----   ----
Three months ended June 30, ..  $ 31,561  $ 33,034  $ 1,473       5%               50%    48%
Six months ended June 30, ....    61,957    66,663    4,706       8%               49%    48%

     Sales, marketing and services expenses increased from the three and six month periods ended June 30, 2006 to the three and six month periods ended June 30, 2007 primarily due to increased travel costs, increased Company meeting costs, as well as higher compensation costs associated with higher revenues. Changes in foreign currency exchange rates contributed $1.1 million and $2.5 million to the increased costs in the three and six month periods ended June 30, 2007.

RESEARCH AND DEVELOPMENT

                                   (In thousands)                           Percent of Total Revenues
                                 -----------------    Amount   Percentage   -------------------------
Period                             2006      2007     Change     Change            2006   2007
------                           -------   -------   -------   ----------          ----   ----
Three months ended June 30, ..  $ 13,089  $ 12,351  $   (738)     (6)%              21%    18%
Six months ended June 30, ....    25,918    24,622    (1,296)     (5)%              21%    18%

     Research and development costs decreased from the three and six month periods ended June 30, 2006 to the three and six month periods ended June 30, 2007 primarily due to decreased project related expenses and improved productivity and rationalization of resources, principally through office consolidation. These decreases were offset by increased costs due to share-based expense under SFAS No. 123 (R) of $0.1 million and $0.4 million for the three and six month periods ended June 30, 2007 compared to the respective prior periods in 2006.

GENERAL AND ADMINISTRATIVE

                                   (In thousands)                          Percent of Total Revenues
                                 -----------------   Amount   Percentage   -------------------------
Period                             2006      2007    Change     Change            2006   2007
------                           -------   -------   ------   ----------          ----   ----
Three months ended June 30, ..  $  8,761  $  8,746  $   (15)      --               14%    12%
Six months ended June 30, ....    15,377    16,690    1,313        9%              12%    12%

     General and administrative expenses were essentially unchanged from the three month period ended June 30, 2006 to the three month period ended June 30, 2007. However, these expenses increased from the six month period ended June 30, 2006 to the six month period ended June 30, 2007. The increase between the six month periods was primarily due to higher share-based compensation. The Company incurred increases in share-based expense under SFAS No. 123 (R) of $0.4 million and $1.2 million for the three and six month periods ended June 30, 2007 compared to the respective prior periods in 2006 principally reflecting the incremental effect of stock awards granted in 2007.

NET INTEREST  INCOME

                                  (In thousands)                         Percent of Total Revenues
                                 ---------------   Amount   Percentage   -------------------------
Period                            2006     2007    Change     Change            2006   2007
------                           ------   ------   ------   ----------          ----   ----
Three months ended June 30, ..  $   659  $ 1,749  $ 1,090      165%              1%     3%
Six months ended June 30, ....    1,005    3,255    2,250      224%              1%     2%

     Net interest income increased from the three and six month periods ended June 30, 2006 to the three and six month periods ended June 30, 2007 principally due to higher investment cash balances. As discussed in Note 9 to the consolidated financial statements, the Company completed a private placement of convertible notes yielding a net increase in cash, after the related purchase of outstanding common stock, of approximately $96 million, net of deferred offering costs. Net interest income should continue to increase throughout the remainder of the 2007 fiscal year as cash balances continue to increase from the Company's operating cash flows.

OTHER INCOME (EXPENSE)

                                   (In thousands)                          Percent of Total Revenues
                                 -----------------   Amount   Percentage   -------------------------
Period                             2006      2007    Change     Change            2006   2007
------                           -------   -------   ------   ----------          ----   ----
Three months ended June 30, ..  $ (2,211) $   (561) $ 1,650      (75)%            (3)%   (1)%
Six months ended June 30, ....    (2,061)   (1,345)     716      (35)%            (2)%   (1)%

     Other income (expense) decreased from the three and six month periods ended June 30, 2006 to the three and six month periods ended June 30, 2007 primarily due to transactional losses resulting from changes in the value of Singapore dollar denominated receivables/payables, U.S. dollar denominated cash held in foreign countries and the increase in value of U.S. dollar-denominated receivables held in international locations, principally related to the Euro and the Japanese Yen.

INCOME TAX EXPENSE

                                  (In thousands)                         Percent of Pre-Tax Income
                                 ---------------   Amount   Percentage   -------------------------
Period                            2006     2007    Change     Change            2006   2007
------                           ------   ------   ------   ----------          ----   ----
Three months ended June 30, ..  $ 1,922  $ 4,242  $ 2,320      121%              43%    37%
Six months ended June 30, ....    4,529    8,888    4,359       96%              38%    37%

     The income tax provision increased from the six month period ended June 30, 2006 to the six month period ended June 30, 2007 reflecting higher income. The income tax provision was 37% of pretax income for the three and six month period ended June 30, 2007. The decrease in rate from 2006 to 2007 generally reflected a change in the mix of income in the Company's tax jurisdictions. Generally, the Company expects its effective tax rate to be 36% to 39%.

LIQUIDITY AND CAPITAL RESOURCES

     During the six month period ended June 30, 2007, SPSS generated cash in excess of its operating requirements. As of June 30, 2007, SPSS had $278.4 million in cash and cash equivalents compared with $140.2 million at December 31, 2006. Factors affecting cash and cash equivalents during the six month period ended June 30, 2007 include:

     OPERATING CASH FLOWS:

     - Cash derived from operating activities was $34.7 million. This cash resulted primarily from net income, receivable collections and timing of income tax payments.

     - Accounts receivable increased operating cash flow by $5.4 million reflecting favorable collections. Average days sales outstanding were 65 days at June 30, 2007, compared to 70 days at December 31, 2006.

     - Timing of income tax payments and deferred taxes increased cash flow from operating activities by $5.8 million.

     INVESTING ACTIVITIES:

     -    Capital expenditures were $2.7 million.

     -    Capitalized software costs were $7.8 million.

     FINANCING ACTIVITIES:

     -    Issuance of long-term debt provided cash proceeds of $150 million.

     - Debt issuance costs related to the issuance of long-term debt were $4.3 million.

     - Purchase of outstanding common stock used $50.0 million of the cash generated from financing activities.

     - Cash proceeds of $12.6 million from the issuance of common stock, primarily through the exercise of stock options.

     -    Tax benefits recognized from stock option exercises were $5.3 million.

     Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $10.5 million. Management believes that cash flows from future operating activities will be more than adequate to meet future capital expenditures and software development costs.

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

     As of June 30, 2007, the Notes were not convertible and the holders of the Notes had no right to require the Company to repurchase the Notes. For additional discussion on the Notes, see Note 9 to the consolidated financial statements.

     In connection with the issuance of the Notes, the Company used approximately $50 million of the net proceeds of the offering to purchase 1.5 million shares of its outstanding common stock. The company then retired the purchased common stock during the second quarter of 2007.

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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 enables companies to report selected financial assets and liabilities at their fair value. This statement also requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company's election to use fair value on its earnings. FAS 159 requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of adopting FAS 159.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from fluctuations in interest rates on cash and cash equivalents. As of June 30, 2007, the Company had $278.4 million of cash and cash equivalents. A 100 basis point decrease in interest rates would result in $2.8 million of lower annual interest income, assuming the same level of cash and cash equivalents.

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

     To reduce this risk, the Company entered into forward contracts during the third quarter of 2006 for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The objective for holding the derivative instruments is to eliminate or reduce the impact of these exposures. The principal currency hedged was the Japanese Yen relative to the British Pound. These contracts called for the purchase of local currencies at a specified future date to settle the intercompany balance between the Company's U.K. and Japan-based subsidiaries. The settlement date for these contracts was June 18, 2007. The Company does not use derivative instruments for speculative or trading purposes.

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

     The change in the fair value of the contracts between the date they were entered into and June 18, 2007 was recorded as a current asset in the Consolidated Balance Sheets. The fair value was based upon foreign exchange spot rates at the end of the period. The total gain that resulted from the change in fair value was recorded as a component of other income/expense in the Consolidated Statements of Income. As of the settlement date, the total change in fair value of the instruments was $0.4 million.

     Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at June 30, 2007, the reported cash balance would decrease $8.5 million, or 3.0 percent. Management expects that the decrease would have a material adverse effect on the Company's financial results.

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

     Changes in Internal Control Over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed, on January 22, 2007, a putative derivative action captioned Fortney v. Noonan, et. al., was filed in the United States District Court for the Northern District of Illinois, Eastern Division. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants' profits, failing to properly account for and take tax deductions for those grants, insider trading and issuing false financial statements. The current executive officers and directors who were named in the complaint are Jack Noonan, William Binch, Michael Blair, Merritt Lutz and Norman Nie. The Company is named as a nominal defendant. The complaint alleged various causes of action under federal and Delaware law, including claims for unjust enrichment, breach of fiduciary duty and rescission, as well as claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). Plaintiffs seek damages, disgorgement and restitution. On March 27, 2007, an essentially identical action captioned Szpira v. Noonan, et. al., was filed by the same attorneys on behalf of a different plaintiff in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint includes each of the claims described in the Fortney action, as well as claims for corporate waste, breach of contract and insider selling/misappropriation of information. On May 25, 2007, the plaintiffs filed a consolidated complaint captioned Fortney and Szpira v. Noonan, et. al. The consolidated complaint includes each of the claims described in the individual actions, as well as a claim under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The consolidated complaint also challenges certain mid-year grants made to employees that were not specifically alleged in earlier complaints. Finally, the consolidated complaint drops four current or former director defendants (William Binch, Kenneth Holec, Promod Haque and Bernie Goldstein) and adds three current officers and employees as defendants (Robert Brinkmann, Anthony Ciro and Douglas P. Dow).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On May 1, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of two million shares of its issued and outstanding common stock and up to $20.0 million principal amount of its issued and outstanding convertible notes. These repurchases are not mandatory and will be made from time to time based on the availability of alternative investment opportunities and market conditions. This authorization extends until December 31, 2008. During the second quarter of 2007, the Company did not repurchase any securities pursuant to this authorization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on April 26, 2007. The following persons were nominated and elected to serve as directors of the Company for a term of three years or until their successors have been duly elected and qualified.

    NOMINEE            FOR       WITHHELD
    -------        ----------   ---------
  Merritt Lutz     17,891,522   1,139,330
Michael E. Lavin   18,409,224     621,628

     In addition, William Binch, Michael Blair, Norman H. Nie, Jack Noonan and Charles R. Whitchurch remained as directors of the Company after the meeting.

     The Company's stockholders ratified the appointment of Grant Thornton LLP to serve as the Company's independent auditor for fiscal year 2007 by the following votes:

    FOR      AGAINST   ABSTAIN   NON-VOTES
    ---      -------   -------   ---------
19,010,741   16,241     3,870       n/a

ITEM 6. EXHIBITS

                                                                  INCORPORATION
EXHIBIT                                                            BY REFERENCE
 NUMBER                DESCRIPTION OF DOCUMENT                   (IF APPLICABLE)
-------                -----------------------                   ---------------
10.1      Employment Separation Agreement and Release, dated
          as of June 4, 2007, by and between SPSS Inc. and
          Jonathan P. Otterstatter.

10.2 Consulting Agreement, dated as of June 8, 2007, by and between SPSS Inc. and Jonathan P. Otterstatter.

10.3      Form of Indemnification Agreement                      (1), Ex. 10.1

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

----------
(1)  Previously filed with the Current Report on Form 8-K of
     SPSS Inc., dated May 21, 2007, filed on May 25, 2007.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPSS Inc.


Date: August 1, 2007                    By: /s/ Jack Noonan
                                            ------------------------------------
                                            Jack Noonan
                                            President and Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.


Date: August 1, 2007                    By: /s/ Raymond H. Panza
                                            ------------------------------------
                                            Raymond H. Panza
                                            Executive Vice President, Corporate
                                            Operations, Chief Financial Officer
                                            and Secretary

                                    SPSS INC.

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
10.1      Employment Separation Agreement and Release, dated as of June 4, 2007, by and between SPSS Inc. and Jonathan P. Otterstatter.

10.2      Consulting Agreement, dated as of June 8, 2007, by and between SPSS
          Inc. and Jonathan P. Otterstatter.

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