Form 10-Q
period 2007-09-30
SPSS INC
filed 2007-10-31
CIK 869570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2007

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

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of October 25, 2007, was 19,109,679.

================================================================================

                                    SPSS INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2007

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
           CONSOLIDATED BALANCE SHEETS  AS OF DECEMBER 31, 2006  AND
              SEPTEMBER 30, 2007 ........................................     3
           CONSOLIDATED STATEMENTS OF INCOME FOR  THE THREE AND NINE
              MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2007 ...........     4
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE
              AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2007 ..     5
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH
              PERIODS ENDED SEPTEMBER 30, 2006 AND 2007 .................     6
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...................     7
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS .................................    11
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK ..    18
   ITEM 4. CONTROLS AND PROCEDURES ......................................    18

PART II - OTHER INFORMATION
   ITEM 1. LEGAL PROCEEDINGS ............................................    18
   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ..    19
   ITEM 6. EXHIBITS .....................................................    19

                           SPSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                December 31,   September 30,
                                                                                    2006            2007
                                                                                ------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents.................................................    $ 140,203       $ 297,074
   Accounts receivable, net..................................................       53,814          47,773
   Inventories, net..........................................................          752             747
   Deferred income taxes, net................................................        3,784           4,176
   Prepaid income taxes......................................................        3,285           3,319
   Other current assets......................................................        4,692           4,954
                                                                                  --------        --------
      Total current assets...................................................      206,530         358,043

Property, equipment and leasehold improvements, net..........................       17,708          17,825
Capitalized software development costs, net..................................       31,583          34,533
Goodwill.....................................................................       41,923          41,891
Intangibles, net.............................................................        3,470           3,325
Deferred income taxes........................................................       28,714          25,282
Other noncurrent assets......................................................        2,566           6,868
                                                                                  --------        --------
      Total assets...........................................................    $ 332,494       $ 487,767
                                                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................    $   6,496       $   6,599
   Income taxes and value added taxes payable................................       10,249          11,854
   Deferred revenues.........................................................       73,483          76,604
   Other accrued liabilities.................................................       24,203          23,467
                                                                                  --------        --------
      Total current liabilities..............................................      114,431         118,524

Long-term debt...............................................................           --         150,000
Noncurrent deferred income taxes, net........................................          795             637
Noncurrent deferred revenue..................................................          745             740

Stockholders' equity:
   Common Stock, $.01 par value; 50,000,000 shares authorized; 19,774,073 and
      19,101,903 issued and outstanding  in 2006 and 2007, respectively
      (Note 10)..............................................................          198             191
   Additional paid-in capital (Note 10)......................................      205,912         181,211
   Accumulated other comprehensive (loss) income.............................       (1,335)          2,594
   Retained earnings (Note 5)................................................       11,748          33,870
                                                                                  --------        --------
      Total stockholders' equity.............................................      216,523         217,866
                                                                                  --------        --------
         Total liabilities and stockholders' equity..........................    $ 332,494       $ 487,767
                                                                                  ========        ========

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                                ------------------   -------------------
                                                   2006      2007      2006       2007
                                                 -------   -------   --------   --------
Net revenues:
   License                                      $ 30,013  $ 34,477  $  89,198  $ 101,815
   Maintenance                                    27,970    28,475     81,461     87,850
   Services                                        6,701     9,328     19,730     21,703
                                                 -------   -------   --------   --------
Net revenues                                      64,684    72,280    190,389    211,368
                                                 -------   -------   --------   --------

Operating expenses:
   Cost of license and maintenance revenues        4,253     4,277     12,449     13,070
   Cost of license and maintenance revenues--
      software write-off                              --        --      1,283         --
   Sales, marketing and services                  31,448    35,176     93,405    101,839
   Research and development                       11,414    11,822     37,332     36,444
   General and administrative                      7,935     8,555     23,312     25,245
                                                 -------   -------   --------   --------
Operating expenses                                55,050    59,830    167,781    176,598
                                                 -------   -------   --------   --------
Operating income                                   9,634    12,450     22,608     34,770
                                                 -------   -------   --------   --------

Other income (expense):
   Net interest income                               929     2,302      1,934      5,557
   Gain on divesture of Sigma-series
      product line                                 1,000        --      1,000         --
   Other expense                                  (2,621)     (190)    (4,682)    (1,535)
                                                 -------   -------   --------   --------
Other income (expense)                              (692)    2,112     (1,748)     4,022
                                                 -------   -------   --------   --------

Income before income taxes                         8,942    14,562     20,860     38,792
Income tax expense                                 3,189     6,190      7,718     15,078
                                                 -------   -------   --------   --------

Net income                                      $  5,753  $  8,372  $  13,142  $  23,714
                                                 =======   =======   ========   ========

Basic net income per share                      $   0.29  $   0.44  $    0.67  $    1.24
                                                 =======   =======   ========   ========
Diluted net income per share                    $   0.28  $   0.41  $    0.63  $    1.16
                                                 =======   =======   ========   ========

Share data:
Shares used in computing basic net income
   per share                                      19,697    19,071     19,642     19,152
                                                 =======   =======   ========   ========
Shares used in computing diluted net
   income per share                               20,649    20,304     20,885     20,512
                                                 =======   =======   ========   ========

           See accompanying notes to consolidated financial statements

                           SPSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                                ------------------   -------------------
                                                   2006      2007      2006       2007
                                                 -------   -------   --------   --------
Net income                                       $ 5,753  $  8,372  $ 13,142  $ 23,714
Other comprehensive income:
   Foreign currency translation adjustment           767     2,516     5,230     3,929
                                                  ------   -------   -------   -------
Comprehensive income                             $ 6,520  $ 10,888  $ 18,372  $ 27,643
                                                  ======   =======   =======   =======

          See accompanying notes to consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         -------------------
                                                           2006       2007
                                                         --------   --------
Cash flows from operating activities:
   Net income ........................................  $  13,142  $  23,714
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..................     12,747     13,137
      Deferred income taxes ..........................      2,630      7,676
      Excess tax benefit from share-based
         compensation ................................     (4,340)    (5,361)
      Amortization of share-based compensation .......      5,028      5,543
      Write-off of software ..........................      1,283         --
      Gain on divesture of Sigma-series product
         line ........................................     (1,000)         --
      Changes in assets and liabilities:
         Accounts receivable .........................     (3,468)     8,208
         Inventories .................................        135         12
         Prepaid and other assets ....................        491       (146)
         Accounts payable ............................     (2,454)       (39)
         Accrued expenses ............................       (681)    (1,299)
         Income taxes ................................     (1,137)       914
         Deferred revenue ............................      1,624        296
         Other, net ..................................      1,952     (1,116)
                                                         --------   --------
Net cash provided by operating activities ............     25,952     51,539
                                                         --------   --------
Cash flows from investing activities:
   Capital expenditures ..............................     (4,231)    (4,600)
   Capitalized software development costs ............     (9,407)   (10,540)
   Proceeds from the divesture of Sigma-series
      product line ...................................      1,000         --
                                                         --------   --------
Net cash used in investing activities ................    (12,638)   (15,140)
                                                         --------   --------
Cash flows from financing activities:
   Proceeds from issuance of long- term debt .........         --    150,000
   Debt issuance costs ...............................         --     (4,281)
   Purchase of common stock ..........................         --    (49,998)
   Proceeds from stock option exercises and employee
      stock purchase plan ............................     18,530     15,611
   Tax benefit from stock option exercises ...........      4,340      5,361
   Net repayments under line-of-credit agreements ....     (3,372)        --
                                                         --------   --------
Net cash provided by financing activities ............     19,498    116,693
                                                         --------   --------
Effect of exchange rates on cash .....................      2,308      3,779
                                                         --------   --------
Net change in cash and cash equivalents ..............     35,120    156,871
Cash and cash equivalents at beginning of period .....     84,408    140,203
                                                         --------   --------
Cash and cash equivalents at end of period ...........  $ 119,528  $ 297,074
                                                         ========   ========
Supplemental disclosures of cash flow information:
   Interest paid .....................................  $      88  $   1,887
   Income taxes paid .................................      6,390      6,894
   Cash received from income tax refunds .............     (1,802)    (1,952)

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

     Share-based compensation expense, including expense related to restricted share units, under the provision of SFAS No. 123(R) and APB No. 25 was comprised as follows (in thousands) :

                                              Three Months      Nine Months
                                                 Ended             Ended
                                             September 30,     September 30,
                                            ---------------   ---------------
                                             2006     2007     2006     2007
                                            ------   ------   ------   ------
Sales, Marketing and Services ...........  $   321  $     4  $ 1,362  $   959
Research and Development ................      312        7      921      967
General and Administrative ..............    1,272      990    2,745    3,617
                                            ------   ------   ------   ------
Total Stock based compensation expense ..  $ 1,905  $ 1,001  $ 5,028  $ 5,543
                                            ======   ======   ======   ======

     During the three month period ended September 30, 2007, the Company revised certain accounting estimates related to estimated forfeitures of share-based compensation expense. The adjustment to share-based compensation expense was primarily the result of employee terminations during the second and third quarters of 2007. As a result, the Company decreased its share-based compensation expense by $0.8 million in the quarter ended September 30, 2007. This resulted in lower expense of $0.4 million recorded in each of the "Sales, Marketing and Services" and "Research and Development" line captions on the Company's Consolidated Statements of Income.

Additional information regarding options is as follows (in thousands, except per share data):

                                                        WEIGHTED
                                                         AVERAGE   WEIGHTED AVERAGE   AGGREGATE
                                                        EXERCISE       REMAINING      INTRINSIC
                                              OPTIONS     PRICE    CONTRACTUAL LIFE     VALUE
                                              -------   --------   ----------------   ---------
Outstanding at December 31, 2006 ..........    2,177    $ 18.76          5.46
   Granted ................................       30      36.78          9.58
   Forfeited and expired ..................      (65)     20.40          6.50
   Exercised ..............................     (749)     19.21          4.05
                                               -----     ------          ----
Outstanding at September 30, 2007 .........    1,393    $ 18.83          5.30         $ 27,866
                                               =====     ======          ====          =======
Options exercisable at September 30, 2007..    1,232    $ 19.05          6.00         $ 24,369
                                               =====     ======          ====          =======

     The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2007 was $2.5 million and $20.0 million, respectively, and $0.1 million and $14.6 million for the comparable 2006 periods, respectively.

                                                        WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                           GRANT DATE          EXERCISE
                                              OPTIONS      FAIR VALUE            PRICE
                                              -------   ----------------   ----------------
Non-vested options at September 30, 2007 ..      161         $ 8.72            $ 17.11
                                               -----          -----             ------
Vested options at September 30, 2007 ......    1,232         $ 9.77            $ 19.05
                                               -----          -----             ------

     For purposes of calculating the compensation expense consistent with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to calculate the fair value of grants made during the nine month periods ended September 30, 2006 and September 30, 2007:

                                                                NINE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2006   SEPTEMBER 30, 2007
                                                               ------------------   ------------------
Expected volatility ........................................           37.09%               45.20%
Expected dividend yield ....................................              --%                  --%
Expected risk-free interest rate ...........................            4.92%                4.54%
Expected term of options ...................................       6.15 years           5.89 years
Maximum contractual term ...................................         10 years             10 years
Weighted average grant date fair value of options granted ..          $14.83               $17.57

     The Company's pre-tax compensation cost for stock-based employee compensation related to stock options under SFAS No. 123(R) was $0.4 million ($0.2 million after tax effects) and $1.3 million ($0.8 million after tax effects) for the three and nine month periods ended September 30, 2007. As of September 30, 2007, there was approximately $1.1 million of unrecognized compensation cost related to unvested stock options granted prior to the adoption of SFAS No. 123(R). This cost is expected to be recognized over the weighted average life, straight line, expected at approximately four years.

     As of September 30, 2007, there was approximately $10.6 million of unrecognized compensation cost related to restricted share units that will be recognized over an estimated weighted average period of 3.0 years.

     The Company received $18.5 million and $15.6 million from stock options exercised during the nine month periods ended September 30, 2006 and September 30, 2007, respectively. Additionally, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows prior to the adoption of SFAS No. 123(R). The Company's excess tax benefits, classified as financing cash flows, for the nine month periods ended September 30, 2006 and September 30, 2007 were $4.3 million and $5.4 million, respectively.

     The Company has one active equity incentive plan with 1.8 million shares available for grant at September 30, 2007.

NOTE 3 - DOMESTIC AND FOREIGN OPERATIONS

     Net revenues per geographic region are summarized as follows (in thousands):

                              Three Months         Nine Months
                                  Ended              Ended
                             September 30,        September 30,
                           -----------------   -------------------
                             2006      2007      2006       2007
                           -------   -------   --------   --------
Americas ...............  $ 28,891  $ 30,864  $  81,304  $  87,204
                           -------   -------   --------   --------
United Kingdom .........     8,469     9,709     24,805     27,766
The Netherlands ........     7,313     9,167     22,682     27,467
Other ..................    11,145    13,059     32,567     37,427
                           -------   -------   --------   --------
   Total Europe ........    26,927    31,935     80,054     92,660
                           -------   -------   --------   --------
Japan ..................     5,194     5,177     18,102     18,518
Other ..................     3,672     4,304     10,929     12,986
                           -------   -------   --------   --------
   Total Pacific Rim ...     8,866     9,481     29,031     31,504
                           -------   -------   --------   --------
      Total revenues ...  $ 64,684  $ 72,280  $ 190,389  $ 211,368
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

                                                          Three Months      Nine Months
                                                             Ended             Ended
                                                         September 30,     September 30,
                                                        ---------------   ---------------
                                                         2006     2007     2006     2007
                                                        ------   ------   ------   ------
Basic weighted average common shares outstanding ....   19,697   19,071   19,642   19,152
Dilutive effect of stock options and other equity ...      952    1,233    1,243    1,360
                                                        ------   ------   ------   ------
Diluted weighted average common shares outstanding ..   20,649   20,304   20,885   20,512
                                                        ======   ======   ======   ======

     Anti-dilutive shares not included in the diluted EPS calculation for the three and nine month periods ended September 30, 2006 and September 30, 2007 were as follows (in thousands):

Three Months Ended   Nine Months Ended
   September 30,       September 30,
------------------   -----------------
  2006       2007      2006      2007
--------   -------   -------   -------
   45         1         32        2

NOTE 5 - INCOME TAXES

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

NOTE 6 - COST MANAGEMENT PROGRAMS

     During the fourth quarter 2006, the Company incurred certain expenses totaling $0.9 million related to the closure of its Amsterdam facility. These costs included lease termination costs, severance payments for fifteen employees and a loss on the disposal of surplus fixed assets. As of September 30, 2007, the Company has approximately $0.3 million in liabilities remaining related to these expenses and expects the liabilities to be paid in late 2007 or early 2008.

     During the second quarter 2007, the Company incurred certain expenses totaling $0.7 million related to a management reorganization and a planned consolidation of certain offices. These costs principally included employee severance costs, lease exit costs and the write-off of leasehold improvements. Additionally, during the third quarter 2007, the Company incurred additional expenses in the amount of $1.2 million related to the management reorganization. As of September 30, 2007, the Company has approximately $1.0 million in liabilities remaining related to these expenses and expects the liabilities to be paid by December 2007. The Company expects to incur additional costs of approximately $3.1 million covering the planned service periods of employees affected by this program, expense associated with exiting leases and write-off of fixed assets at the cease use date.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157, but does not expect it to have a material impact on the consolidated financial statements.

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

     In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on it consolidated financial statements, but does not expect it to have a material effect on the consolidated financial statements.

NOTE 8 - LONG-TERM DEBT

     On March 19, 2007, the Company completed a private placement of $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the "Notes"). The Notes bear interest at a rate of 2.50% per year payable semi-annually in arrears on March 15 and September 15 of each year. The Notes will mature on March 15, 2012. The Notes will be convertible into cash and, if applicable, shares of the Company's common stock, par value $0.01 per share, based on an initial conversion rate of 21.3105 shares of common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $46.93 per share), upon the occurrence of certain events. Interest on the convertible notes is included as a component of interest expense in the consolidated financial statements. As of September 7, 2007, a shelf registration statement with respect to the Notes was declared effective by the Securities and Exchange Commission.

NOTE 9 - DEBT ISSUANCE COSTS

     During the nine month period ended September 30, 2007, the Company incurred debt issuance costs of $4.3 million in connection with the issuance of its long-term debt (as described in Note 8 above). These costs are capitalized and amortized over the term of the long-term debt. Amortization expense related to the debt issuance costs was $0.5 million in the nine months ended September 30, 2007. Accumulated amortization of these costs was $0.5 million at September 30, 2007.

NOTE 10 - RETIREMENT OF TREASURY STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "ESTIMATES" OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. BECAUSE OF THESE RISKS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THE POTENTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO: THE COMPANY'S ABILITY TO PREDICT REVENUE, THE COMPANY'S ABILITY TO RESPOND TO RAPID TECHNOLOGICAL CHANGES, A POTENTIAL LOSS OF RELATIONSHIPS WITH THIRD PARTIES FROM WHOM THE COMPANY LICENSES CERTAIN SOFTWARE, FLUCTUATIONS IN CURRENCY EXCHANGE RATES, THE IMPACT OF NEW ACCOUNTING PRONOUCEMENTS, INCREASED COMPETITION AND RISKS ASSOCIATED WITH PRODUCT PERFORMANCE AND MARKET ACCEPTANCE OF NEW PRODUCTS. A DETAILED DISCUSSION OF OTHER RISK FACTORS THAT AFFECT THE COMPANY'S BUSINESS IS CONTAINED IN THE COMPANY'S ANNUAL REPORTS ON FORM 10-K, PARTICULARLY UNDER THE HEADING "RISK FACTORS." THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

The following discussion should be read in conjunction with the Company's financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED SEPTEMBER 30, 2007, AND COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED SEPTEMBER 30, 2007 .

NET REVENUES

                                                                         Percent of
                        Three Months Ended                                 Total
                  -----------------------------                           Revenues
                  September 30,   September 30,   Amount   Percentage   -----------
                       2006           2007        Change     Change     2006   2007
                  -------------   -------------   ------   ----------   ----   ----
                          (In thousands)
License             $ 30,013        $ 34,477     $ 4,464       15%       47%    48%
Maintenance           27,970          28,475         505        2%       43%    39%
Services               6,701           9,328       2,627       39%       10%    13%
                     -------         -------      ------                ---    ---
   Net revenues     $ 64,684        $ 72,280     $ 7,596       12%      100%   100%
                     =======         =======      ======                ===    ===

                                                                          Percent of
                        Nine Months Ended                                   Total
                  -----------------------------                            Revenues
                  September 30,   September 30,    Amount   Percentage   -----------
                       2006           2007         Change     Change     2006   2007
                  -------------   -------------   -------   ----------   ----   ----
                          (In thousands)
License             $  89,198       $ 101,815    $ 12,617      14%       47%    48%
Maintenance            81,461          87,850       6,389       8%       43%    42%
Services               19,730          21,703       1,973      10%       10%    10%
                     --------        --------     -------               ---    ---
   Net revenues     $ 190,389       $ 211,368    $ 20,979      11%      100%   100%
                     ========        ========     =======               ===    ===

     The increases in license revenues during the three and nine month periods ended September 30, 2007 were primarily driven by higher sales volume of SPSS data mining and desktop statistical analysis tools in the United States and Europe. During the three month period ended September 30, 2007, license revenues increased by $1.3 million and $2.2 million in the United States and Europe, respectively, from the comparable period in 2006. During the nine month period ended September 30, 2007, license revenues increased by $5.6 million and $3.7 million in the United States and Europe, respectively, from the comparable period in 2006. In addition, changes in currency exchange rates resulted in increases of $1.0 million and $2.7 million in the three and nine month periods ended September 30, 2007.

     Maintenance revenues included increases due to changes in foreign currency exchange rates of $1.3 million and $3.7 million in the three and nine month periods ended September 30, 2007. In addition, for the nine month period ended September 30, 2007, the Company experienced higher renewal rates in certain geographic regions including the Netherlands, Sweden, Germany, Japan and Australia.

     The increases in service revenues were primarily due to an increased number of solution-related projects in the United States and Europe. During the three month period ended September 30, 2007, service revenues increased by $1.7 million and $0.6 million in the United States and Europe, respectively, from the comparable period in 2006. During the nine month period ended September 30, 2007, service revenues increased by $0.5 million and $0.8 million in Europe and Japan, respectively, from the comparable period in 2006. In addition, changes in foreign currency exchange rates resulted in increases of $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2007.

     Net revenues per geographic region, percent changes and percent of total revenues for the three and nine month periods ended September 30, 2006 and September 30, 2007 were as follows:

                                                                                  Percent of
                                 Three Months Ended                                 Total
                           -----------------------------                           Revenues
                           September 30,   September 30,   Amount   Percentage   -----------
                                2006           2007        Change     Change     2006   2007
                           -------------   -------------   ------   ----------   ----   ----
                                   (In thousands)
United States...........     $ 28,891        $ 30,864     $ 1,973        7%       45%    43%
                              -------         -------      ------                ---    ---
United Kingdom..........        8,469           9,709       1,240       15%       13%    13%
The Netherlands.........        7,313           9,167       1,854       25%       12%    13%
Other...................       11,145          13,059       1,914       17%       17%    18%
                              -------         -------      ------                ---    ---
   Total Europe.........       26,927          31,935       5,008       19%       42%    44%
                              -------         -------      ------                ---    ---
Japan...................        5,194           5,177         (17)      --%        8%     7%
Other...................        3,672           4,304         632       17%        5%     6%
                              -------         -------      ------                ---    ---
   Total Pacific Rim....        8,866           9,481         615        7%       13%    13%
                              -------         -------      ------                ---    ---
   Total International..       35,793          41,416       5,623       16%       55%    57%
                              -------         -------      ------                ---    ---
      Net revenues......     $ 64,684        $ 72,280     $ 7,596       12%      100%   100%
                              =======         =======      ======                ===    ===

                                  Nine Months Ended
                            -----------------------------                          Percent of Total Revenues
                            September 30,   September 30,    Amount   Percentage   -------------------------
                                 2006            2007        Change     Change            2006   2007
                            -------------   -------------   -------   ----------          ----   ----
                                    (In thousands)
United States ...........     $  81,304       $  87,204    $  5,900        7%              42%    41%
                               --------        --------     -------                       ---    ---
United Kingdom ..........        24,805          27,766       2,961       12%              13%    13%
The Netherlands .........        22,682          27,467       4,785       21%              12%    13%
Other ...................        32,567          37,427       4,860       15%              17%    18%
                               --------        --------     -------                       ---    ---
   Total Europe .........        80,054          92,660      12,606       16%              42%    44%
                               --------        --------     -------                       ---    ---
Japan ...................        18,102          18,518         416        2%              10%     9%
Other ...................        10,929          12,986       2,057       19%               6%     6%
                               --------        --------     -------                       ---    ---
   Total Pacific Rim ....        29,031          31,504       2,473        9%              16%    15%
                               --------        --------     -------                       ---    ---
   Total International ..       109,085         124,164      15,079       14%              58%    59%
                               --------        --------     -------                       ---    ---
      Net revenues ......     $ 190,389       $ 211,368    $ 20,979       11%             100%   100%
                               ========        ========     =======                       ===    ===

     Net revenues derived internationally increased 14% from the nine month period ended September 30, 2006 to the nine month period ended September 30, 2007. This increase resulted from revenue growth in major international markets including the United Kingdom, the Netherlands, Germany, Spain, Sweden, Southeast Asia and Australia. Net revenues from international regions also increased due to changes in foreign currency exchange rates which resulted in a total increase in international revenues of $2.4 million and $7.1 million for the three and nine month periods ended September 30, 2007. The most significant portions of these increases were $0.7 million and $2.3 million in the United Kingdom and $0.6 million and $1.8 million in the Netherlands for the three and nine month periods ended September 30, 2007, respectively. Net revenues derived from the United States increased by 7% for the three and nine month periods ended September 30, 2007 reflecting increases in the license revenue category.

COST OF LICENSE AND MAINTENANCE REVENUES

                                         (In thousands)                          Percent of Total Revenues
                                       -----------------   Amount   Percentage   -------------------------
Period                                   2006      2007    Change     Change            2006   2007
                                       -------   -------   ------   ----------          ----   ----
Three months ended September 30, ...   $ 4,253   $ 4,277    $ 24        1%               7%     6%
Nine months ended September 30, ....    12,449    13,070     621        5%               6%     7%

     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs increased in the three and nine month periods ended September 30, 2007 from the respective periods in 2006 primarily due to higher royalty expense associated with higher revenue and higher amortization expense of capitalized software development costs. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues at approximately 6% for the remainder of 2007.

COST OF LICENSE AND MAINTENANCE REVENUES-SOFTWARE WRITE-OFF

                                      (In thousands)                          Percent of Total Revenues
                                      --------------    Amount   Percentage   -------------------------
Period                                 2006     2007    Change     Change            2006   2007
                                      ------   -----   -------   ----------          ----   ----
Three months ended September 30, ..   $   --   $ --    $    --       --%              --%    --%
Nine months ended September 30, ...    1,283     --     (1,283)      NM                1%    --%

     Costs of license and maintenance revenues-software write-off were $1.3 million in the nine month period ended September 30, 2006. During the first quarter of 2006, the Company wrote off certain software to a fair value of zero as the Company determined that the future use of the software was no longer likely. The Company did not write off any capitalized software during the three and nine month periods ended September 30, 2007.

SALES, MARKETING AND SERVICES

                                         (In thousands)                           Percent of Total Revenues
                                       ------------------   Amount   Percentage   -------------------------
Period                                   2006      2007     Change     Change            2006   2007
                                       -------   --------   ------   ----------          ----   ----
Three months ended September 30, ...  $ 31,448  $  35,176  $ 3,728       12%              49%    49%
Nine months ended September 30, ....    93,405    101,839    8,434        9%              49%    48%

     Sales, marketing and services expenses increased from the three and nine month periods ended September 30, 2006 to the three and nine month periods ended September 30, 2007 primarily due to higher travel and organization meeting costs and higher compensation costs associated with higher revenues. These increases were consistent with revenue growth of 12% and 11% in the three and nine month periods ended September 30, 2007. Changes in foreign currency exchange rates contributed $1.2 million and $3.7 million to the increases in the three and nine month periods ended September 30, 2007.

RESEARCH AND DEVELOPMENT

                                         (In thousands)                           Percent of Total Revenues
                                       ------------------   Amount   Percentage   -------------------------
Period                                   2006      2007     Change     Change            2006   2007
                                       -------   --------   ------   ----------          ----   ----
Three months ended September 30, ...  $ 11,414   $ 11,822  $  408        4%               18%    16%
Nine months ended September 30, ....    37,332     36,444    (888)      (2)%              20%    17%

     Research and development costs increased from the three month period ended September 30, 2006 to the three month period ended September 30, 2007 primarily due to increased project related expenses, annual compensation merit increases and charges incurred in conjunction with the Company's cost management programs for planned consolidation of certain offices as discussed in Note 6 to the Consolidated Financial Statements. These costs were offset by savings derived by the research and development facility consolidation completed in December 2006. The Company recorded charges of $1.2 million and $1.9 million related to closing of certain research and development facilities in the three and nine month periods ended September 30, 2007. Research and development costs decreased from the nine month period ended September 30, 2006 to the nine month period ended September 30, 2007 because of benefits derived by the research and development facility consolidation completed in December 2006.

GENERAL AND ADMINISTRATIVE

                                         (In thousands)                           Percent of Total Revenues
                                       ------------------   Amount   Percentage   -------------------------
Period                                   2006      2007     Change     Change            2006   2007
                                       -------   --------   ------   ----------          ----   ----
Three months ended September 30, ...   $ 7,935    $ 8,555   $  620       8%               11%    12%
Nine months ended September 30, ....    23,312     25,245    1,933       8%               12%    12%

     General and administrative expenses increased from the three and nine month periods ended September 30, 2006 to the three and nine month periods ended September 30, 2007. The increases in both the three and nine month periods were due to higher compensation due to improved performance and annual compensation merit increases. In addition, the increase for the nine month period ended September 30, 2007 was also due to increased share-based compensation of $0.9 million and an increase of $0.3 million resulting from changes in foreign currency exchange rates.

NET INTEREST INCOME

                                         (In thousands)                           Percent of Total Revenues
                                       ------------------   Amount   Percentage   -------------------------
Period                                   2006      2007     Change     Change            2006   2007
                                       -------   --------   ------   ----------          ----   ----
Three months ended September 30, ...   $   929   $ 2,302   $ 1,373      148%              1%     3%
Nine months ended September 30, ....     1,934     5,557     3,623      187%              1%     3%

     Net interest income increased from the three and nine month periods ended September 30, 2006 to the three and nine month periods ended September 30, 2007 principally due to higher investment cash balances. The higher investment cash balances reflect increased cash flow from operations in 2007 compared to 2006 as well as cash derived from the Company's private placement of convertible notes during the first quarter of 2007. As discussed in Note 8 to the consolidated financial statements, the Company completed a private placement of convertible notes yielding a net increase in cash, after the related purchase of outstanding common stock, of approximately $96 million, net of deferred offering costs. Net interest income should continue to increase throughout the remainder of the 2007 fiscal year as cash balances continue to increase from the Company's operating cash flows.

GAIN ON DIVESTURE OF SIGMA-SERIES PRODUCT LINE

                                         (In thousands)                            Percent of Total Revenues
                                       ------------------    Amount   Percentage   -------------------------
Period                                   2006      2007      Change     Change            2006   2007
                                       -------   --------   -------   ----------          ----   ----
Three months ended September 30, ...   $ 1,000     $ --    $ (1,000)    (100)%             2%     --%
Nine months ended September 30, ....     1,000       --      (1,000)    (100)%             1%     --%

     On December 29, 2003, the Company entered into a distribution license sale of assets agreement related to its Sigma-series product line with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"). During the third quarter of 2006, Systat made a final payment of $1.0 million to SPSS to exercise its option to purchase the licensed property. This $1.0 million payment was recorded as other income in both the three and nine month periods ended September 30, 2006.

OTHER INCOME (EXPENSE)

                                         (In thousands)                           Percent of Total Revenues
                                       ------------------   Amount   Percentage   -------------------------
Period                                   2006      2007     Change     Change            2006   2007
                                       -------   --------   ------   ----------          ----   ----
Three months ended September 30, ...  $ (2,621) $   (190)  $ 2,431      (93)%            (4)%   --%
Nine months ended September 30, ....    (4,682)   (1,535)    3,147      (67)%            (3)%   (1)%

     Other income (expense) decreased from the three and nine month periods ended September 30, 2006 to the three and nine month periods ended September 30, 2007 primarily due to transactional losses resulting from changes in the value of Singapore dollar denominated receivables/payables, U.S. dollar denominated cash held in foreign countries and the increase in value of U.S. dollar-denominated receivables held in international locations, principally related to the Euro and the Japanese Yen.

INCOME TAX EXPENSE

                                         (In thousands)                           Percent of Total Revenues
                                       ------------------   Amount   Percentage   -------------------------
Period                                   2006      2007     Change     Change            2006   2007
                                       -------   --------   ------   ----------          ----   ----
Three months ended September 30, ...   $ 3,189   $  6,190  $ 3,001       94%              36%    43%
Nine months ended September 30, ....     7,718     15,078    7,360       95%              37%    39%

     The income tax provision increased from the nine month period ended September 30, 2006 to the nine month period ended September 30, 2007 reflecting higher income. The income tax provision was 43% and 39% of pretax income for the three and nine month periods ended September 30, 2007. During the three month period ended September 30, 2007, the higher income tax provision was principally caused by certain book to tax adjustments, primarily due to decreased foreign tax credits. These adjustments were recorded in September 2007 in conjunction with the Company's filing of its 2006 United States tax return. Generally, the Company expects its effective tax rate to be 36% to 39%.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine month period ended September 30, 2007, SPSS generated cash in excess of its operating requirements. As of September 30, 2007, SPSS had $297.1 million in cash and cash equivalents compared with $140.2 million at December 31, 2006. Factors affecting cash and cash equivalents during the nine month period ended September 30, 2007 include:

          OPERATING CASH FLOWS:

          - Cash derived from operating activities was $51.5 million. This cash resulted primarily from net income and receivable collections.

          - Accounts receivable increased operating cash flow by $8.2 million reflecting favorable collections. Average days sales outstanding were 61 days at September 30, 2007, compared to 70 days at December 31, 2006.

          INVESTING ACTIVITIES:

          -    Capital expenditures were $4.6 million.

          -    Capitalized software costs were $10.5 million.

          FINANCING ACTIVITIES:

          - Issuance of long-term debt provided cash proceeds of $150 million.

          - Debt issuance costs related to the issuance of long-term debt were $4.3 million.

          - Purchase of outstanding common stock used $50.0 million of the cash generated from financing activities.

          - Cash proceeds of $15.6 million were generated from the exercise of stock options.

          - Tax benefits recognized from stock option exercises were $5.4 million.

     Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $15.1 million. Management believes that cash flows from future operating activities will be more than adequate to meet future capital expenditures and software development costs.

     On March 19, 2007, the Company issued $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the "Notes") in a private placement. The Notes bear interest at a rate of 2.50% per year payable semiannually in arrears on March 15 and September 15 of each year. The Notes will mature on March 15, 2012.

     The Notes will be convertible into cash and, if applicable, shares of the Company's common stock, based on an initial conversion rate of 21.3105 shares of common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $46.93 per share) only under the following circumstances: (1) during any calendar quarter beginning after June 30, 2007 (and only during such calendar quarter), if the closing sale price of the common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 98% of the product of the closing price of the common stock for each day in that period and the conversion rate; (3) if specified distributions to holders of the common stock occur; (4) if a fundamental change occurs; or (5) during the period beginning on February 15, 2012 and ending on the close of business on the business day immediately preceding the maturity date. If the Company makes a physical settlement election as described below, the Notes will become convertible at the option of the holder at any time after the date of such physical settlement election and prior to the close of business on the business day immediately preceding the maturity date of the Notes.

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

     As of September 30, 2007, the Notes were not convertible and the holders of the Notes had no right to require the Company to repurchase the Notes.

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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157, but does not expect it to have a material impact on the consolidated financial statements.

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

     In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on it consolidated financial statements, but does not expect it to have a material effect on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from fluctuations in interest rates on cash and cash equivalents. As of September 30, 2007, the Company had $297.1 million of cash and cash equivalents. A 100 basis point decrease in interest rates would result in $3.0 million of lower annual interest income, assuming the same level of cash and cash equivalents.

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

     Were foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at September 30, 2007, the reported cash balance would decrease $9.6 million from a reported cash balance of $297.1 million at September 30, 2007 .

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

     Changes in Internal Control Over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed, on January 22, 2007, a putative derivative action captioned Fortney v. Noonan, et. al., was filed in the United States District Court for the Northern District of Illinois, Eastern Division. The action purported to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants' profits, failing to properly account for and take tax deductions for those grants, insider trading and issuing false financial statements. On March 27, 2007, an essentially identical action captioned Szpira v. Noonan, et. al., was filed by the same attorneys on behalf of a different plaintiff in the United States District Court for the Northern District of Illinois, Eastern Division. On May 25, 2007, the plaintiffs filed a consolidated complaint captioned Fortney and Szpira v. Noonan, et. al. Counsel for the parties met on July 12, 2007 to discuss resolution of this action. The plaintiffs subsequently agreed to voluntarily dismiss the lawsuit without prejudice. The United States District Court for the Northern District of Illinois entered the stipulation and order regarding dismissal on September 6, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On May 1, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of two million shares of its issued and outstanding common stock and up to $20.0 million principal amount of its issued and outstanding convertible notes. These repurchases are not mandatory and will be made from time to time based on the availability of alternative investment opportunities and market conditions. This authorization extends until December 31, 2008. During the third quarter of 2007, the Company did not repurchase any securities pursuant to this authorization.

ITEM 6. EXHIBITS

                                                                                    INCORPORATION
EXHIBIT                                                                              BY REFERENCE
NUMBER                            DESCRIPTION OF DOCUMENT                          (IF APPLICABLE)
-------                           -----------------------                          ---------------
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

                                        SPSS Inc.


Date: October 31, 2007                  By: /s/ Jack Noonan
                                            ------------------------------------
                                            Jack Noonan
                                            President and Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.


Date: October 31, 2007                  By: /s/ Raymond H. Panza
                                            ------------------------------------
                                            Raymond H. Panza
                                            Executive Vice President, Corporate
                                            Operations, Chief Financial Officer
                                            and Secretary

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