Form 10-K
period 2007-12-31
SPSS INC
filed 2008-02-21
CIK 869570

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]    Accelerated filer [ ]    Non-accelerated filer [ ]    Smaller reporting company [ ]


     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 29, 2007 (based upon the per share closing sale price of $44.14 on such date, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers as of such date are deemed to be the affiliates) was approximately $822.8 million.

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of February 15, 2008, was 17,763,850.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on April 24, 2008.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    SPSS INC.

                                TABLE OF CONTENTS


                                                                               PAGE
                                       PART I
Item 1.    Business.........................................................     2
Item 1A.   Risk Factors.....................................................    10
Item 1B.   Unresolved Staff Comments........................................    15
Item 2.    Properties.......................................................    15
Item 3.    Legal Proceedings................................................    16
Item 4.    Submission of Matters to a Vote of Security Holders..............    16

                                      PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities................    17
Item 6.    Selected Financial Data..........................................    19
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................    20
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......    34
Item 8.    Financial Statements and Supplementary Data......................    35
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................    71
Item 9A.   Controls and Procedures..........................................    71
Item 9B.   Other Information................................................    71

                                      PART III
Item 10.   Directors, Executive Officers and Corporate Governance...........    72
Item 11.   Executive Compensation...........................................    72
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters..................................    72
Item 13.   Certain Relationships and Related Transactions, and Director
           Independence.....................................................    73
Item 14.   Principal Accountant Fees and Services...........................    73

                                      PART IV
Item 15.   Exhibits and Financial Statement Schedules.......................    73

                                    SPSS INC.

                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                     PART I

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "ESTIMATES" OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. BECAUSE OF THESE RISKS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THE POTENTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO: THE COMPANY'S ABILITY TO PREDICT REVENUE, THE COMPANY'S ABILITY TO RESPOND TO RAPID TECHNOLOGICAL CHANGES, A POTENTIAL LOSS OF RELATIONSHIPS WITH THIRD PARTIES FROM WHOM THE COMPANY LICENSES CERTAIN SOFTWARE, FLUCTUATIONS IN CURRENCY EXCHANGE RATES, THE IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS, INCREASED COMPETITION AND RISKS ASSOCIATED WITH PRODUCT PERFORMANCE AND MARKET ACCEPTANCE OF NEW PRODUCTS. A DETAILED DISCUSSION OF THESE AND OTHER RISK FACTORS THAT AFFECT THE COMPANY'S BUSINESS IS CONTAINED BELOW UNDER THE HEADING "RISK FACTORS." THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

ITEM 1.  BUSINESS

     SPSS Inc., a Delaware corporation ("SPSS" or the "Company"), was incorporated in Illinois in 1975 under the name "SPSS, Inc." and was reincorporated in Delaware in 1993 under the name "SPSS Inc." SPSS is a global provider of predictive analytics software and solutions.

     The Company's offerings connect data to effective action by enabling decision makers to draw reliable conclusions about current conditions and future events. Predictive analytics leverages an organization's business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques are then applied to improve business processes by increasing revenues, reducing costs and preventing fraudulent activities.

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

     SPSS provides two types of software and service offerings to two distinct audiences. For analysts proficient in the use of data analytic methods, the Company offers statistical, data mining and business intelligence software tools to examine and predict from a broad range of enterprise data. For business people acquainted with, but not proficient in, data analysis techniques, SPSS delivers predictive analytic solutions that embed the power of predictive analytics directly into particular business processes, thereby enabling the widespread use of the power of prediction and an increased return on investments in information technology.

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

     The use of predictive analytics begins by exploring how an organization's business problems can be addressed through an examination of data pertaining to the organization's internal processes and describing characteristics, attitudes, and behavior of the people with whom the organization interacts. These structured and unstructured data sets, are cleaned, transformed, and evaluated using statistical, mathematical, and other algorithmic techniques. These techniques, often in conjunction with advanced visualization capabilities, then generate predictive models for classification, segmentation, forecasting, and propensity scoring, as well as the detection of patterns and anomalies. The resulting models are then used to predict which actions produce optimal outcomes. The predictions can be delivered as recommendations to people and customer-facing systems so that effective action can be taken. Such actions include identifying new revenue opportunities, finding measurable cost savings, identifying repeatable process improvements and detecting fraud.

     The predictive analytics market emerged as a growing number of commercial, government and academic organizations discovered and experienced the benefits of using applied advanced analytics. The predictive analytics market initially developed with the convergence of statistical tools and data mining tools which combined to form a market for predictive analytic tools. These predictive analytic tools, in turn, combined with new deployment technologies to create an emerging market for predictive analytic solutions.

     Predictive Analytic Tools. The Company has two main product lines that serve the market for predictive analytic tools:

          Statistical Tools. SPSS is a leading provider of statistical software tools. Statistical software tools have been and remain an integral part of the Company's overall business.

          Data Mining Tools. Data mining tools extend predictive analytics by providing a visual user interface that allows the analyst to build predictive models by drawing a diagram that describes the analytical process through which the data will be put. SPSS is a leading provider of data mining tools.

     Predictive Analytic Solutions. Predictive analytic solutions are a synergistic combination of statistical tools, data mining tools, data collection technology, and new technologies (such as scoring engines, rules and optimization techniques) that are harnessed to implement real time decision making. Predictive analytic solutions are an important driver of future growth for the Company. Business process applications such as customer relationship management (CRM) and enterprise resource planning (ERP) create an environment where the predictive analytic applications are able to provide significant return on investment by improving the performance of these underlying systems.

STRATEGY

     The Company's strategy is to dominate the predictive analytics market by both continuing its focus on data about people and making feedback part of the solutions that the Company delivers. SPSS will seek to achieve this goal by integrating the Company's predictive analytic tools into an inter-operable product suite that builds upon its predictive analytic architecture. The Company will use the resulting software platform to deploy predictive analytic solutions for business process application in particular markets.

MARKETS

     SPSS targets the following markets defined by International Data Corporation (IDC) in its research reports entitled Worldwide Business Intelligence Tools 2006 Vendor Shares, Worldwide Business Analytics Software 2007-2011 Forecast Update and 2006 Vendor Shares, Worldwide CRM Analytic Software Applications 2007-2011 Forecast and 2006 Vendor Shares:

     - The global market for "Advanced Analytics" tools, an IDC sector that consolidates the former sectors of statistical software and data mining software. In 2006, this market was approximately $1.25 billion in size with SPSS holding approximately 14% of its market share. IDC estimates that this market will increase by approximately 10% per year and reach approximately $2.0 billion in size by 2011.

     - The global market for analytical customer relationship management (CRM) applications. In 2006, this market was approximately $1.31 billion in size with SPSS holding approximately 3% of its market share. IDC estimates that this market will increase by approximately 13% per year and reach approximately $2.4 billion in size by 2011.

     In 2006, these target markets, combined, represented approximately $2.6 billion in revenue with SPSS holding approximately 10% of the total market share. IDC estimates that these two target markets, together, will represent a total of approximately $4.4 billion in revenues by 2011.

OFFERINGS

     SPSS provides its predictive analytic tools for research analysts and its predictive analytic solutions for business people. SPSS has historically operated with very little backlog because its tools and solutions are generally shipped as orders are received.

  PREDICTIVE ANALYTIC TOOLS

     SPSS software tools enable customers to access and prepare data for analysis, develop and deploy predictive models and generate reports and graphs to present the results. In 2007, the Company continued the process of streamlining the tools offerings into an integrated suite of products. Today there are three families of products that fit under the predictive analytic tools umbrella. These three product families are described below. Together, the predictive analytic tools represented 75%, 76% and 78% of total revenue in 2005, 2006 and 2007, respectively.

     In general, the Company's predictive analytic tools are:

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

     - Available on most popular computing platforms; and

     - For some products, translated and localized for use in France, Germany, Italy, Poland, Japan, Taiwan, Korea, China and Spanish-speaking countries.

     Statistics Family. The Company's primary statistical tools are part of its SPSS product line. These tools are modular in nature and designed for use by research analysts working in a wide variety of commercial, governmental, and academic organizations. A typical purchase from the SPSS product line includes an SPSS Base product and related optional add-on modules. These optional offerings usually provide additional statistical functionality specific to particular types of analysis.

     Data Mining Family. The Data Mining Family primarily consists of the Clementine data mining workbench with optional add-on modules for text mining and predictive web analytics. These products feature process-oriented visual user interfaces.

     Business Intelligence Family. The Business Intelligence Family consists of the ShowCase product line. ShowCase products support query, reporting, and on-line analytical processing (OLAP) functions for the IBM eServer iSeries (AS/400) computer market.

  PREDICTIVE ANALYTIC SOLUTIONS

     Predictive analytic solutions combine SPSS tools with people-data collection technology and deployment technologies (Predictive Enterprise Services) along with a defined business discovery and implementation methodology to apply predictive analytics in business operational systems. The Company's solutions offerings represented 14%, 14% and 12% of total revenue in 2005, 2006 and 2007, respectively. In general, these predictive analytic solutions seamlessly integrate with operational software from other vendors to provide predictive capability to business users in their management of that operational system. Examples of business areas in which these applications are used include, but are not limited to, marketing campaigns, programs to improve call center effectiveness or efforts to identify fraudulent activity in the insurance claims processes.

     People-data collection technology, represented by the Dimensions product family for surveys, is at the core of many of the solutions the Company delivers. Dimensions provides companies with a direct link to their customers allowing companies to capture feedback from their customers. The ability to capture customer feedback has become a fundamental differentiating point for the Company's solutions. The capture of customer feedback is becoming known as the enterprise feedback management market. The Dimensions product family also serves the market research industry for survey software where this product set remains the industry standard.

SERVICES

     To support the implementation of its predictive analytic tools, SPSS offers a comprehensive training program with courses covering product operations, general data analytical concepts and processes, as well as the manner in which statistical and data mining techniques can be applied to address particular business problems. These courses are regularly scheduled in cities around the world or organizations can contract with the Company for on-site training tailored to their specific requirements. Many courses are now offered in an "on-demand" format over the Internet. Courseware is also made available to SPSS partners and integrators, which increases potential capacity for delivering customer solutions.

     To support its predictive analytic solutions, SPSS offers consulting and customization services to assist in new implementations or configure existing applications to customer requirements. SPSS consultants also help organizations develop plans that align analytical efforts with organizational goals doing business discovery, assist with the collection and structuring of data, and facilitate the building of predictive analytic models. Services represented approximately 11%, 10% and 10% of total revenue in 2005, 2006 and 2007, respectively.

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

SALES AND MARKETING

     SPSS has an inside sales force that focuses on product-based transactions to sell the predictive analytic tools to research analysts. Sales made by the inside sales organization are typically driven by direct mail campaigns and customer references, are typically completed within thirty days and average about $2,800 per transaction. The database of existing SPSS customers provides an efficient source for selling add-on products, upgrades and training. SPSS continues to expand the scope of offerings sold through its inside sales organization to encompass most short sales cycle transactions. The Company maintains a network of over forty distributors around the world to increase its penetration into smaller international markets.

     The SPSS field sales force is focused on enterprise customers and predictive analytic solutions. This field sales force is organized by the Company's primary targeted industries, including the financial services industry, the market research industry and the public sector. SPSS field sales personnel engage with line-of-business executives and information technology professionals to identify organizational problems that SPSS offerings can address. In many situations, SPSS professional services personnel are also involved to perform business discovery and plan implementations. The field sales force has partner relationships with other leading companies to participate in mutually beneficial joint sales opportunities or provide additional application implementation capabilities. Transactions completed by SPSS field sales personnel typically take from three to twelve months and range in value from $50,000 to $500,000 per transaction.

     SPSS maintains a worldwide infrastructure to support these sales organizations. In addition to its headquarters in Chicago, the Company has offices in the United States in the following metropolitan areas: New York City, Washington D.C., and Cincinnati. SPSS international operations consist of 13 offices in Europe and the Pacific Rim. Transactions are customarily made in local currencies.

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

RESEARCH AND DEVELOPMENT

     SPSS plans to develop new software technologies and products, enhance existing software technologies and products, acquire complementary technologies, and form partnerships with third parties providing particular software functionality or with domain expertise essential to serving selected markets. SPSS research and development initiatives are Company sponsored initiatives that will primarily focus on:

     - Extending the capabilities of its primary software tools;

     - Enhancing existing and developing new elements of the predictive analytic platform;

     - Integrating and improving the interoperability of various SPSS tools and technologies;

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

     The SPSS research and development staff currently includes professionals organized into groups for product management, algorithm development, software engineering, user interface design, documentation, quality assurance and product localization. SPSS also uses independent contractors in its research and development efforts. SPSS has outsourced maintenance, conversion and new programming for some products to enable its internal development staff to focus on products that are of greater strategic significance. Expenditures by SPSS for research and development of new products, services and techniques, including capitalized software, were approximately $54.4 million in 2005, $64.4 million in 2006, and $63.9 million in 2007.

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

COMPETITION

     In selling its predictive analytic tools and predictive analytic solutions, SPSS competes primarily on the basis of the return on investment that the use of its software produces. In addition, the Company competes on the basis of the usability, functionality, performance, reliability and connectivity of its software. The significance of each of these factors varies depending upon the anticipated use of the software and the analytical training and expertise of the customer. To a lesser extent, SPSS competes on the basis of price and thus maintains pricing policies to meet market demand. The Company also offers flexible licensing arrangements to satisfy customer requirements.

     Historically, the Company's success has been driven by highly usable interfaces, comprehensive analytical capabilities, efficient performance characteristics, local language versions, consistent quality, connectivity capabilities, worldwide distribution, and widely recognized brand names. SPSS considers its primary worldwide competitor in each of its targeted markets to be the larger SAS Institute, although SPSS believes that the SAS Institute's revenues are derived primarily from offerings in areas other than predictive analytics.

     Within the predictive analytic tools market, the Company competes with the SAS Institute, StatSoft, Inc., Minitab, Inc., Insightful Corporation and StataCorp with regard to products in the Company's Statistics Family. With the exception of the SAS Institute, the annual revenues of these companies from statistical products are believed to be considerably less than the revenues of SPSS. Also within the predictive analytic tools market, the Company competes with offerings from the SAS Institute, NCR Corporation, Fair Isaac Corporation, KXEN, Inc. and Angoss Software Corporation with regard to products in the Company's Data Mining Family. With the exception of the SAS Institute, none of the Company's competitors with regard to either statistical tools or data mining products are believed to currently offer the range of predictive analytic capability provided by SPSS.

     Within the predictive analytic solutions market, SPSS faces indirect competition from well-financed companies such as Oracle Corporation, Fair Isaac Corporation, Choicepoint Inc., Unica Corporation, NCR Corporation and Infor. Within the enterprise feedback management (EFM) market, SPSS faces competition from companies such as Confirmit ASA, Vovici Corporation, Voxco and Global Market Insite, Inc. SPSS holds a strong position in this market and believes that no competitors in this market are larger and better financed. The annual revenues of competitors in the enterprise feedback management (EFM) market are thought to be less than the Company's revenues in this market.

     In the future, SPSS may face competition from other new entrants into its markets. SPSS could also experience competition from companies in the business intelligence software sector, companies in the data provider sector, as well as from companies in other sectors of the broader market for enterprise applications, which could add predictive analytical functionality to their existing products. Some of these potential competitors have significant capital resources, marketing experience and research and development capabilities. New competitive offerings by these companies or other companies could have a material adverse effect on SPSS.

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

     SPSS uses a variety of trademarks with its products. Management believes the following are material to its business:

     - SPSS is a registered trademark used in connection with virtually all of the technology, solutions, and products of the Company;

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

     Some of these trademarks comprise portions of other SPSS trademarks. SPSS has registered some of its trademarks in the United States and some of its trademarks in a number of other countries, including the Netherlands, France, Germany, the United Kingdom, Japan, Singapore and Spain. SPSS is currently party to a lawsuit regarding its right to use the SPSS trademark. See Item 1A, "Risk Factors," and Item 3, "Legal Proceedings."

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

     SPSS believes that its software tools, predictive analytic solutions, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future or that the claim will not have a material adverse affect on SPSS if it is decided adversely to SPSS.

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

  HYPERION SOLUTIONS

     In January 2007, SPSS renewed its strategic relationship with Hyperion Solutions. This renewal extended the term of the Company's contract with Hyperion until 2012. Under the revised agreement, SPSS has the non-exclusive right to license, market and distribute earlier releases of Hyperion's Essbase and Analyzer software. Such right will not extend to Release 9 or subsequent releases of Hyperion's software. SPSS will, however, continue to port future releases of the software to the i-Series computer platform and provide customer support for that software in exchange for a portion of the support fees charged to end-users.

     Following the acquisition of Hyperion by Oracle Corporation, the Company's contract with Hyperion has been assigned to Oracle USA, Inc.

EMPLOYEES

     As of December 31, 2007, SPSS had 1,246 full-time employees, 664 domestically and 582 internationally. Of the 1,246 employees, there were 536 in sales, marketing and professional services, 489 in research and development, and 221 in general and administrative. SPSS believes it has generally good relationships with its employees. None of the Company's employees are members of labor unions. The Company also had 52 part-time employees as of December 31, 2007.

FINANCIAL INFORMATION ABOUT THE COMPANY'S FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The following table sets forth financial information about foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.

                                                      YEAR ENDED DECEMBER 31,
                                               ------------------------------------
                                                 2005          2006          2007
                                               --------   --------------   --------
                                                          (IN THOUSANDS)
Sales to unaffiliated customers:
  United States..............................  $102,775      $109,752      $118,076
  Europe.....................................    98,643       111,537       129,410
  Pacific Rim................................    34,645        40,243        43,514
                                               --------      --------      --------
     Total...................................  $236,063      $261,532      $291,000
                                               ========      ========      ========
Sales or transfers between geographic areas:
  United States..............................  $ 28,598      $ 34,467      $ 36,742
  Europe.....................................   (15,017)      (18,372)      (19,109)
  Pacific Rim................................   (13,581)      (16,095)      (17,633)
                                               --------      --------      --------
     Total...................................  $     --      $     --      $     --
                                               ========      ========      ========
Operating income:
  United States..............................  $  2,945      $  2,959      $ 14,785
  Europe.....................................    19,587        22,625        28,051
  Pacific Rim................................     5,492         8,719         6,621
                                               --------      --------      --------
     Total...................................  $ 28,024      $ 34,303      $ 49,457
                                               ========      ========      ========
Identifiable assets:
  United States..............................  $167,744      $187,761      $333,033
  Europe.....................................    62,764        90,890       133,031
  Pacific Rim................................    41,389        53,843        34,996
                                               --------      --------      --------
     Total...................................  $271,897      $332,494      $501,060
                                               ========      ========      ========



     SPSS revenues from operations outside of the United States accounted for approximately 56% of total revenues in 2005, 58% in 2006 and 59% in 2007. Net revenues per geographic region are attributed to countries based upon point of sale. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company further localizes its offerings by translating them into additional languages. Various risks impact international operations. See Item 1, "Business -- Sales and Marketing," Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, "Domestic and Foreign Operations," of the Notes to Consolidated Financial Statements

ITEM 1A.  RISK FACTORS

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

     Revenues from operations outside of the United States accounted for approximately 56% of the Company's total revenues in 2005, 58% in 2006 and 59% in 2007. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as SPSS further "localizes" products by translating them into additional languages and expands its operations through acquisitions of companies outside the United States. A number of risk factors may affect the Company's international revenues, including:

     - greater difficulties in accounts receivable collection;

     - longer payment cycles;

     - exposure to currency fluctuations;

     - political and economic instability;

     - the burdens of complying with a wide variety of foreign laws and regulatory requirements; and

     - fluctuations in anticipated tax liabilities.

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

THE COMPANY'S CONTINUED USE OF THE SPSS TRADEMARK MAY BE PROHIBITED OR OTHERWISE SUBJECTED TO ECONOMICALLY BURDENSOME CONDITIONS.

     As discussed further under Item 3, "Legal Proceedings," the Company has filed a lawsuit against Norman H. Nie, a former director of the Company, and C. Hadlai Hull, an employee of the Company, regarding the Company's right to use the SPSS trademark. The filing of the lawsuit was in response to recent assertions by Dr. Nie that the Company's use of the trademark is subject to a License Agreement (the "Agreement") dated September 30, 1976 between a predecessor of the Company, as licensee, and Norman H. Nie and C. Hadlai Hull, as licensors. Dr. Nie has stated his desire to enforce alleged ownership rights under the Agreement, which rights he claims include the right to inspect and approve the Company's products sold under the SPSS trademark and to obtain other information regarding those products. Dr. Nie and Mr. Hull have subsequently filed a counterclaim against the Company pursuant to which they are seeking to enjoin the Company from continuing to use the SPSS trademark.

     The Company is seeking a declaratory judgment that Dr. Nie and Mr. Hull are estopped from enforcing any rights under the Agreement and that the Company shall be deemed to have an irrevocable, assignable and exclusive license to use the SPSS trademark. Even if the Company's use of the SPSS trademark is determined to be subject to the Agreement, the Company believes that it is in full compliance with any obligations it may have under the Agreement and expects to continue to have the right to use the SPSS trademark consistent with its past practices. However, an adverse result in this lawsuit could result in the Company losing the right to use the SPSS trademark; increase the Company's costs to comply with the inspection and product approval rights asserted by Dr. Nie; hinder or delay the development and introduction by the Company of new products sold under the SPSS trademark; or result in the Company having to pay damages for trademark infringement.

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

     The Company's historical market for statistical software is both highly competitive and fragmented. SPSS is among the largest companies in the statistical software market. However, SPSS faces competition from providers of statistical software, data mining tools, predictive analytic solutions and enterprise feedback management applications. SPSS believes that it competes effectively against its competitors, but there can be no assurance that it will continue to do so in the future.

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

     There can be no assurance that third parties will not assert infringement claims against SPSS or that any infringement assertion will not result in costly litigation or require SPSS to obtain a license to use the intellectual property of third parties. There can be no assurance that these licenses will be available on reasonable terms, or at all. There can also be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

THE AVAILABILITY OF COMPETITIVE OPEN SOURCE SOFTWARE TO THE PREDICTIVE ANALYTICS MARKET OR THE USE OF OPEN SOURCE SOFTWARE IN THE COMPANY'S PRODUCTS MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     Open source software includes a broad range of software applications and operating environments produced by companies, development organizations and individual software developers and is typically licensed for use, distribution and modification at a nominal cost or often, free of charge. To the extent that the open source software models expand and non-commercial companies and software developers create and contribute competitive analytical software to the open source community, SPSS may have to adjust its pricing, maintenance and distribution strategies and models, which could have a material adverse effect on the Company's financial position and results of operation. In addition, if one of the Company's developers embedded open source software into one or more of the Company's products without the Company's knowledge or authorization or a third party has incorporated open source software into such third party's software without disclosing the presence of such open source software and SPSS embedded such third party software into one or more of its products, SPSS could, under certain circumstances, be required to disclose the source code to such products. In that case, SPSS would not own such products and could not charge license fees for such products, which could have a material adverse effect on the Company's business.

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

     The Company's Certificate of Incorporation and By-Laws contain a number of provisions, including provisions requiring an 80% super-majority stockholder approval of specified actions and provisions for a staggered Board of Directors, which would make the acquisition of SPSS, by means of an unsolicited tender offer, a proxy contest or otherwise, more difficult. The Company's By-laws provide for a staggered Board of Directors so that only one-third of the total number of directors are replaced or re-elected each year. Therefore, potential acquirers of SPSS may face delays in replacing the existing directors.

     Certain of the Company's executive officers and other officers may be entitled to substantial payments and other benefits following a change of control of SPSS. These payments could have the effect of discouraging a potential acquirer from acquiring control of SPSS.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     N/A

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing, training, product development and support facilities are located at the Sears Tower, 233 South Wacker Drive, Chicago, Illinois 60606. SPSS maintains a 15 year sublease agreement to sublease 99,444 square feet of office space in the Sears Tower, which sublease agreement will expire in 2012. SPSS also maintains a lease agreement for an additional 41,577 square feet of office space in the Sears Tower, which lease agreement will also expire in 2012. The aggregate annual gross rental payments on these leases for office space in the Sears Tower were approximately $3.7 million for the year 2007.

     In addition, SPSS leases office space in the United States in New York, Virginia, Ohio, Minnesota and California. SPSS leases office space internationally in Holland, the United Kingdom, Denmark, Belgium, Spain, Germany, Sweden, France, Australia, Singapore, Malaysia, Japan, and China. The aggregate annual gross rental payments on these leases were approximately $8.9 million for the year 2007.

     SPSS believes its facilities are suitable and adequate for the present needs of the Company, and plans to expand its facilities only on an as-needed basis. The Company does not expect any such expansion to materially affect its real estate lease costs.

ITEM 3.  LEGAL PROCEEDINGS

     Basu Litigation

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

     Trademark Litigation

     On January 3, 2008, the Company filed a complaint for declaratory judgment in the U.S. District Court for the Northern District of Illinois against Norman
H. Nie and C. Hadlai Hull. The filing of the complaint was in response to recent assertions by Dr. Nie that the Company's use of the SPSS trademark is subject to a License Agreement (the "Agreement") dated September 30, 1976 between a predecessor of the Company, as licensee, and Norman H. Nie and C. Hadlai Hull, as licensors. Dr. Nie has stated his desire to enforce his alleged rights under the Agreement, which he claims include the right to inspect and approve products sold under the SPSS trademark and to obtain other information regarding those products. The complaint seeks a declaratory judgment that Dr. Nie and Mr. Hull are estopped from enforcing any rights under the Agreement and that the Company shall be deemed to have an irrevocable, assignable and exclusive license to use the SPSS trademark.

     On January 28, 2008, Dr. Nie and Mr. Hull filed a counterclaim against the Company. The counterclaim asserts that the Company has repudiated the Agreement and that the Company's use of the SPSS trademark is unauthorized and constitutes an infringement on their rights as owners of the trademark. The counterclaim seeks an injunction prohibiting the Company from continuing to use the SPSS trademark and an award of damages, costs and attorneys fees.

     On February 15, 2008, the Company filed its answer to the counterclaim. In its answer, the Company denies liability for trademark infringement and asserts that Dr. Nie and Mr. Hull are barred from asserting the counterclaim on several grounds, including but not limited to the doctrines of estoppel, laches and waiver.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is traded on the Global Select tier of the Nasdaq Stock Market under the symbol "SPSS."

     The following table shows, for the periods indicated, the high and low sale price of the Company's common stock:

                                                             HIGH      LOW
YEAR END DECEMBER 31, 2006                                  ------   ------
First Quarter.............................................  $34.10   $28.75
Second Quarter............................................   39.51    30.74
Third Quarter.............................................   33.74    21.73
Fourth Quarter............................................   31.83    23.92
YEAR END DECEMBER 31, 2007
First Quarter.............................................   37.28    29.07
Second Quarter............................................   44.98    35.85
Third Quarter.............................................   47.87    34.51
Fourth Quarter............................................   44.98    33.30


     As of February 15, 2008, there were 695 holders of record of the Company's common stock.

     SPSS has never declared a cash dividend or paid any cash dividends on its capital stock. SPSS does not anticipate paying any cash dividends on SPSS common stock in the foreseeable future because SPSS expects to retain future earnings for use in the operation and expansion of its business.

PERFORMANCE GRAPH

     The following graph shows the changes in $100 invested since December 31, 2002, in the Company's common stock, the NASDAQ 100 Stocks Index and the Goldman Sachs Software Index, assuming that all dividends were reinvested.

                               (PERFORMANCE GRAPH)


--------------------------------------------------------------------------------------------------------------------
                                         12/31/2002   12/31/2003   12/31/2004   12/31/2005   12/31/2006   12/31/2007
--------------------------------------------------------------------------------------------------------------------
SPSS (NASDAQ: SPSS)                       $100.00      $127.81      $111.79      $221.09      $214.94      $256.68
--------------------------------------------------------------------------------------------------------------------
NASDAQ 100 Stock Index                    $100.00      $149.61      $163.79      $165.82      $177.10      $210.18
--------------------------------------------------------------------------------------------------------------------
Goldman Sachs Software Index              $100.00      $150.08      $170.43      $162.28      $179.88      $208.76
--------------------------------------------------------------------------------------------------------------------

ISSUER PURCHASES OF EQUITY SECURITIES

     A summary of the Company's repurchase activity for the three months ended December 31, 2007 is as follows:

                                                                    TOTAL NUMBER OF
                                                                  SHARES PURCHASED AS      MAXIMUM NUMBER OF
                                                                    PART OF PUBLICLY      SHARES THAT MAY YET
                               TOTAL NUMBER OF    AVERAGE PRICE    ANNOUNCED PLANS OR      BE PURCHASED UNDER
PERIOD                        SHARES PURCHASED   PAID PER SHARE         PROGRAMS        THE PLANS OR PROGRAM(1)
------                        ----------------   --------------   -------------------   -----------------------
October 1, 2007 to October
  31, 2007..................            --               --                  --                2,000,000
November 1, 2007 to November
  30, 2007..................       185,000           $35.98             185,000                1,815,000
December 1, 2007 to December
  31, 2007..................       422,200           $35.92             422,200                1,392,800
                                   -------                              -------
Total.......................       607,200           $35.94             607,200                1,392,800(2)


--------

   (1) On May 1, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of 2,000,000 shares of its issued and outstanding common stock. This authorization extends until December 31, 2008.

   (2) In January 2008, the Company repurchased an additional 853,800 shares of its issued and outstanding common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 2007 are derived from and should be read in conjunction with the Consolidated Financial Statements of SPSS and the footnotes thereto which have been audited. The Consolidated Financial Statements as of December 31, 2006 and 2007, and for each of the years in the three-year period ended December 31, 2007, are included elsewhere in this Form 10-K.

                                                          YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             2003       2004       2005       2006       2007
                                           --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
  License(1).............................  $ 91,473   $ 95,819   $107,568   $125,017   $143,954
  Maintenance(2).........................    83,557     97,735    102,241    109,277    118,312
  Services(3)............................    33,337     30,520     26,254     27,238     28,734
                                           --------   --------   --------   --------   --------
     Net revenues........................   208,367    224,074    236,063    261,532    291,000
                                           --------   --------   --------   --------   --------
Operating expenses:
  Cost of license and maintenance
     revenues............................    14,359     14,642     16,381     17,479     17,728
  Cost of license and maintenance
     revenues -- software write-offs.....     1,961         --         --      1,283         --
  Sales, marketing and services..........   123,454    129,987    117,872    124,127    139,386
  Research and development...............    44,167     47,765     45,418     51,595     50,640
  General and administrative(4)..........    18,194     25,104     28,368     32,745     33,789
  Special general and administrative
     charges(5)..........................     6,104         --         --         --         --
                                           --------   --------   --------   --------   --------
     Operating expenses..................   208,239    217,498    208,039    227,229    241,543
                                           --------   --------   --------   --------   --------
Operating income.........................       128      6,576     28,024     34,303     49,457
                                           --------   --------   --------   --------   --------
Net interest and investment income
  (expense)..............................       (42)      (282)       161      3,139      7,964
Gain on divestiture of Sigma-series
  product line(6)........................     8,577         82      1,000      1,000         --
Other income (expense)...................     1,798      1,680     (2,013)    (3,981)    (1,812)
                                           --------   --------   --------   --------   --------
Income before income taxes...............    10,461      8,056     27,172     34,461     55,609
Provision for income taxes...............     1,147      2,513     11,080     19,321     21,884
                                           --------   --------   --------   --------   --------
Net income...............................  $  9,314   $  5,543   $ 16,092   $ 15,140   $ 33,725
                                           ========   ========   ========   ========   ========
Basic net income per share...............  $   0.54   $   0.31   $   0.88   $   0.78   $   1.77
Diluted net income per share.............  $   0.53   $   0.31   $   0.85   $   0.73   $   1.65
Shares used in basic EPS calculation.....    17,351     17,671     18,228     19,451     19,106
Shares used in diluted EPS calculation...    17,562     17,884     18,880     20,645     20,440
Balance Sheet Data:
  Working capital........................  $ 16,629   $ 13,846   $ 37,415   $ 92,099   $236,289
  Total assets...........................   229,007    235,325    271,897    332,494    501,060
  Current deferred revenue...............    59,051     62,148     63,980     73,483     83,862
  Long term obligations, less current
     portion.............................     7,764      4,994      1,867      1,540    152,361
  Total stockholders' equity.............   119,639    128,459    163,746    216,523    209,353


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

   (6) During 2003, the Company entered into an agreement to license the distribution of its Sigma-Series line of products and sell certain related assets. During 2004, SPSS recorded a favorable adjustment to reduce certain professional fee accruals associated with this transaction. During 2005, SPSS recorded additional gain related to receipt of final license payment of $1.0 million related to this transaction. This transaction was accounted for as a divestiture of a business. Systat made a final payment of $1.0 million to SPSS in 2006 to exercise its option to purchase the licensed property. See additional discussion in Note 7 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND BACKGROUND

     SPSS is a global provider of predictive analytics software and solutions. The Company's offerings connect data to effective action by enabling decision makers to draw reliable conclusions about current conditions and future events. Predictive analytics leverages an organization's business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques are then applied to improved business processes by increasing revenues, reducing costs, and preventing fraudulent activities.

     The Company sells its products and services to a broad scope of industries. Approximately 64% of the Company's 2007 revenues came from sales to customers in corporate settings, with another 21% in academic institutions, 12% in government agencies and 3% from nonprofit and healthcare organizations.

     Because of the nature of the Company's business, management frequently discusses the timing of deferred revenue and the impact of this timing on the Company's financial results. The Company generates a significant portion of its revenue by selling software licenses. Software licenses may be term licenses or perpetual licenses. If SPSS sells a term license, the revenue associated with this license is recognized over the term of the license. If SPSS sells a perpetual license, the license revenue is generally recognized immediately but the revenue associated with maintenance of this license is deferred over the contracted maintenance period which is typically a 12-month period. Both the mix of licenses (i.e. number of annual licenses and the number of perpetual licenses) and the timing of when such licenses are executed in a given quarter or fiscal year significantly affect the portion of revenue that must be deferred for such period.

REFERENCES TO "NOTES" WITHIN THIS ITEM 7 REFER TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN ITEM 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

  NET REVENUE

     Revenues by product category, related amount changes, related percent changes and percent of total revenues for 2005, 2006 and 2007 were as follows:

                                        PERIOD
                            ------------------------------
                                YEAR ENDED DECEMBER 31,           AMOUNT CHANGE           PERCENTAGE CHANGE
                            ------------------------------   -----------------------   -----------------------
                              2005       2006       2007     '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                            --------   --------   --------   ----------   ----------   ----------   ----------
                                    (IN THOUSANDS)
License...................  $107,568   $125,017   $143,954     $17,449      $18,937        16%          15%
Maintenance...............   102,241    109,277    118,312       7,036        9,035         7%           8%
Services..................    26,254     27,238     28,734         984        1,496         4%           5%
                            --------   --------   --------     -------      -------
  Net Revenues............  $236,063   $261,532   $291,000     $25,469      $29,468        11%          11%
                            ========   ========   ========     =======      =======
As a Percent of Revenue
License...................        46%        48%        49%
Maintenance...............        43%        42%        41%
Services..................        11%        10%        10%
                            --------   --------   --------
  Net Revenues............       100%       100%       100%
                            ========   ========   ========



  2006 Compared with 2007

     The increase in license revenues from 2006 to 2007 was primarily driven by higher sales volume of SPSS data mining and desktop statistical analysis tools in all major geographic regions. From 2006 to 2007, license revenues increased by $7.6 million in the United States, $9.9 million in Europe and $1.4 million in the Pacific Rim. The impact of foreign currency exchange rates increased license revenue by $4.5 million in 2007.

     The increase in maintenance revenue from 2006 to 2007 occurred in all major geographic regions. The increase was due to foreign currency, higher pricing and increased renewal rates, which increased maintenance revenue by $6.5 million in Europe, $1.5 million in the Pacific Rim and $1.0 million in the United States. Foreign currency increased maintenance revenue by $5.4 million in 2007.

     The increase in service revenue from 2006 to 2007 was primarily due to foreign currency and due to an increased number of solution-related projects in Europe and the Pacific Rim as a result of higher license revenue during 2007. During 2007, service revenues increased by $1.3 million in Europe and by $0.4 million in the Pacific Rim offset by a $0.2 million decrease in the United States. The impact of foreign currency exchange rates increased service revenues by $1.1 million in 2007.

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

     Net revenues per geographic region, related amount changes, related percent changes and percent of total revenues for 2005, 2006 and 2007 were as follows:

                                        PERIOD
                            ------------------------------
                                YEAR ENDED DECEMBER 31,           AMOUNT CHANGE           PERCENTAGE CHANGE
                            ------------------------------   -----------------------   -----------------------
                              2005       2006       2007     '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                            --------   --------   --------   ----------   ----------   ----------   ----------
                                    (IN THOUSANDS)
United States.............  $102,775   $109,752   $118,076     $ 6,977      $ 8,324         7%           8%
                            --------   --------   --------     -------      -------
United Kingdom............    31,911     34,047     38,665       2,136        4,618         7%          14%
The Netherlands...........    27,411     32,092     38,760       4,681        6,668        17%          21%
Other.....................    39,321     45,398     51,985       6,077        6,587        15%          15%
                            --------   --------   --------     -------      -------
  Total Europe............    98,643    111,537    129,410      12,894       17,873        13%          16%
                            --------   --------   --------     -------      -------
Japan.....................    22,416     25,446     26,120       3,030          674        14%           3%
Other.....................    12,229     14,797     17,394       2,568        2,597        21%          18%
                            --------   --------   --------     -------      -------
  Total Pacific Rim.......    34,645     40,243     43,514       5,598        3,271        16%           8%
                            --------   --------   --------     -------      -------
  Total International.....   133,288    151,780    172,924      18,492       21,144        14%          14%
                            --------   --------   --------     -------      -------
     Net Revenue..........  $236,063   $261,532   $291,000     $25,469      $29,468        11%          11%
                            ========   ========   ========     =======      =======
Percent of Net Revenues
United States.............        44%        42%        41%
International.............        56%        58%        59%
                            --------   --------   --------
Net Revenue...............       100%       100%       100%
                            ========   ========   ========



     Net revenue growth in 2006 and 2007 reflected the increased demand for certain data mining and desktop statistical analysis tools, a strong renewal base for the Company's product offerings and the impact of foreign currency exchange rates.

  2006 Compared with 2007

     Net revenues derived internationally increased 14% from 2006 to 2007. This increase resulted from revenue growth in major international markets including Europe and the Pacific Rim. Net revenues from international regions also increased due to changes in foreign currency exchange rates which resulted in a total increase in international revenues of $11.0 million for 2007. The most significant portions of these 2007 increases were $2.9 million in the United Kingdom, $2.9 million in the Netherlands, $3.4 million in other Euro-denominated countries and $1.0 million in Australia. Net revenues derived from the United States increased by 8% from 2006 to 2007 reflecting increases in the license revenue category.

  2005 Compared with 2006

     Net revenues derived internationally increased 14% from 2005 to 2006. This increase resulted from expansion in generally all significant international markets including Europe and the Pacific Rim. The increases in international revenues were partially offset by changes in foreign currency exchange rates which resulted in a decrease in international revenues of $0.1 million in 2006 compared with 2005. Significant foreign currency impacts on 2006 net revenues included increases of $0.4 million in the United Kingdom, $0.3 million in the Netherlands and $0.2 million in other European offices offset by decreases of $1.1 million in the Pacific Rim. Net revenues derived from the United States increased by 7% from 2005 to 2006 reflecting increases in license and maintenance revenue.

  COST OF LICENSE AND MAINTENANCE REVENUES

                                          PERIOD
                               ---------------------------
                                 YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                               ---------------------------   -----------------------   -----------------------
                                 2005      2006      2007    '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                               -------   -------   -------   ----------   ----------   ----------   ----------
                                      (IN THOUSANDS)
Cost of License and
  Maintenance Revenues.......  $16,381   $17,479   $17,728     $1,098        $249           7%           1%
  Percent of Total Revenues..        7%        7%        6%


     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties incurred related to third parties. These costs increased from 2006 to 2007 primarily due to higher royalty expense associated with higher revenue and higher amortization expense of capitalized software development costs.

     The increase in cost of license and maintenance revenues from 2005 to 2006 was primarily due to higher royalty expense associated with higher revenue and higher amortization expense of capitalized software development costs.

  COST OF LICENSE AND MAINTENANCE REVENUES -- SOFTWARE WRITE-OFFS

                                            PERIOD
                                     --------------------
                                      YEAR ENDED DECEMBER
                                              31,                AMOUNT CHANGE           PERCENTAGE CHANGE
                                     --------------------   -----------------------   -----------------------
                                     2005    2006    2007   '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                                     ----   ------   ----   ----------   ----------   ----------   ----------
                                        (IN THOUSANDS)
Cost of License and Maintenance
  Revenues-Software Write-offs.....   $--   $1,283    $--     $1,283       $(1,283)       NM           NM
  Percent of Total Revenues........    --%      --%    --%


     During 2006, the Company wrote off certain software to a fair value of zero after the Company determined that the future use of this software was no longer likely.

  SALES, MARKETING AND SERVICES

                                              PERIOD
                                  ------------------------------
                                      YEAR ENDED DECEMBER 31,           AMOUNT CHANGE           PERCENTAGE CHANGE
                                  ------------------------------   -----------------------   -----------------------
                                    2005       2006       2007     '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                                  --------   --------   --------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS)
Sales, Marketing and Services..   $117,872   $124,127   $139,386     $6,255       $15,259         5%          12%
  Percent of Total Revenues....         50%        47%        48%


     Sales, marketing and services expenses increased from 2006 to 2007 primarily due to higher travel and organization meeting costs and higher compensation costs associated with higher revenues. These increases were consistent with revenue growth of 11% in 2007. Changes in foreign currency exchange rates contributed $5.1 million to the increase in sales, marketing and services expenses.

     The increase in sales, marketing and services expenses from 2005 to 2006 was primarily due to higher travel and organization meeting costs, higher compensation costs associated with higher revenues and increased costs due to share-based expense of $2.0 million arising out of the implementation of SFAS No. 123 (R) in 2006.

  RESEARCH AND DEVELOPMENT

                                          PERIOD
                               ---------------------------
                                 YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                               ---------------------------   -----------------------   -----------------------
                                 2005      2006      2007    '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                               -------   -------   -------   ----------   ----------   ----------   ----------
                                      (IN THOUSANDS)
Research and Development.....  $45,418   $51,595   $50,640     $6,177        $(955)        14%          (2)%
  Percent of Total Revenues..       19%       20%       17%


     Research and development (R&D) costs decreased from 2006 to 2007 primarily due to benefits derived from the consolidation of certain R&D facilities completed in December 2006 as discussed in Note 13. The Company also recorded charges of $4.0 million related to the closing of certain research and development facilities during 2007.

     The increase in research and development expenses from 2005 to 2006 was primarily due to severance costs of $0.9 million as a result of consolidating activities discussed in Note 13. Additional increases are due to annual compensation merit increases and increased costs due to share-based expense of $1.4 million arising out of the implementation of SFAS No. 123 (R) in 2006.

  GENERAL AND ADMINISTRATIVE

                                          PERIOD
                               ---------------------------
                                 YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                               ---------------------------   -----------------------   -----------------------
                                 2005      2006      2007    '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                               -------   -------   -------   ----------   ----------   ----------   ----------
                                      (IN THOUSANDS)
General and Administrative...  $28,368   $32,745   $33,789     $4,377       $1,044         15%           3%
  Percent of Total Revenues..       12%       13%       12%


     General and administrative expenses increased from 2006 to 2007 primarily due to increased share-based compensation of $1.8 million reflecting incremental expense of 2007 share-based compensation grants.

     The increase in general and administrative expenses from 2005 to 2006 was primarily due to increased costs due to share-based expense of $3.3 million arising out of the implementation of SFAS No. 123 (R) in 2006, higher compensation due to improved performance and higher professional service expense. In 2005, the Company incurred a one-time charge of $1.5 million related to exit costs for certain office space that was no longer used.

  NET INTEREST AND INVESTMENT INCOME

                                           PERIOD
                                   ----------------------
                                     YEAR ENDED DECEMBER
                                             31,                 AMOUNT CHANGE           PERCENTAGE CHANGE
                                   ----------------------   -----------------------   -----------------------
                                   2005    2006     2007    '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                                   ----   ------   ------   ----------   ----------   ----------   ----------
                                       (IN THOUSANDS)
Net Interest and Investment
  Income.........................  $161   $3,139   $7,964     $2,978       $4,825         NM           154%
  Percent of Total Revenues......    --%       1%       3%


     Net interest and investment income increased from 2006 to 2007 principally due to higher investment cash balances. The higher investment cash balances reflected increased cash flow from operations in 2007 compared to 2006 as well as net cash derived from the Company's private placement of convertible notes during the first quarter of 2007. As discussed in Note 10, the Company completed a private placement of convertible notes resulting in a net increase in cash of approximately $96.0 million, following the concurrent purchase of outstanding common stock and payment of offering costs.

     The increase in net interest and investment income from 2005 to 2006 was principally due to higher investment cash balances. In addition, the Company's interest expense decreased from 2005 to 2006 due to the repayment of the remainder of the Company's term loan during the first quarter of 2006.

  GAIN ON DIVESTITURE OF SIGMA-SERIES PRODUCT LINE

                                           PERIOD
                                   ----------------------
                                     YEAR ENDED DECEMBER
                                             31,                 AMOUNT CHANGE           PERCENTAGE CHANGE
                                   ----------------------   -----------------------   -----------------------
                                    2005     2006    2007   '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                                   ------   ------   ----   ----------   ----------   ----------   ----------
                                       (IN THOUSANDS)
Gain on Divestiture of Sigma-
  Series Product Line............  $1,000   $1,000    $--       $--        $(1,000)       NM           NM
  Percent of Total Revenues......       1%      --%    --%


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

  OTHER EXPENSE

                                           PERIOD
                                ---------------------------
                                  YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                                ---------------------------   -----------------------   -----------------------
                                  2005      2006      2007    '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                                -------   -------   -------   ----------   ----------   ----------   ----------
                                       (IN THOUSANDS)
Other Expense.................  $(2,013)  $(3,981)  $(1,812)    $(1,968)     $2,169         98%          (54)%
  Percent of Total Revenues...       (1)%      (2)%      (1)%


     Other expense decreased from 2006 to 2007 due to lower transactional losses. Most notably these losses resulted from changes in the value of Singapore dollar denominated receivables and payables, U.S. dollar denominated cash held in foreign countries and the increase in value of U.S. dollar-denominated receivables held in international locations, principally related to the Euro and the Japanese Yen.

     Other expense in 2006 was due to losses from foreign currency. The losses were principally due to the decline in value of U.S. dollar-denominated receivables held in international locations principally related to the British Pound and Euro and British Pound-denominated receivables held in international locations principally related to the Japanese Yen and Euro.

     Other expense in 2005 was due to losses from foreign currency. These losses were due to the decline in value of U.S. dollar-denominated receivables held in international locations principally related to the British Pound and the Euro denominated currencies.

  PROVISION FOR INCOME TAXES

                                          PERIOD
                               ---------------------------
                                 YEAR ENDED DECEMBER 31,          AMOUNT CHANGE           PERCENTAGE CHANGE
                               ---------------------------   -----------------------   -----------------------
                                 2005      2006      2007    '05 VS '06   '06 VS '07   '05 VS '06   '06 VS '07
                               -------   -------   -------   ----------   ----------   ----------   ----------
                                      (IN THOUSANDS)
Provision for Income Taxes...  $11,080   $19,321   $21,884     $8,241       $2,563         74%          13%
  Percent of Pre-Tax Income..       41%       56%       39%


     The income tax provision increased $2.6 million from 2006 to 2007 reflecting higher income. As a percent of pre-tax income, the income tax provision was 39% for 2007, down from 56% in 2006. This decrease in 2007 was primarily due to additional income tax expense of $6.9 million recorded in 2006, compared to $2.7 million recorded in 2007, related to information obtained from worldwide tax audits.

     The income tax provision increased from 2005 to 2006 due to an increase in earnings. Additionally, during the fourth quarter 2006, the Company became aware of information related to its ongoing worldwide tax audits that has caused it to determine that certain tax attributes on its balance sheet may no longer be able to be realizable. The Company had estimated the possible loss of these tax attributes to be $6.9 million and recognized an income tax expense in 2006 with a corresponding decrease in selected tax attributes on its balance sheet (see Note 12).

     Generally, the Company expects its effective tax rate to be 36% to 39%.

LIQUIDITY AND CAPITAL RESOURCES

     During 2007, SPSS generated cash in excess of its operating requirements. As of December 31, 2007, SPSS had $306.9 million in cash and cash equivalents compared with $140.2 million at December 31, 2006. Factors affecting cash and cash equivalents during 2007 include:

  Operating Cash Flows:

     - Cash derived from operating activities was $84.9 million. This cash resulted primarily from net income, accrued expenses, timing of income tax payments and deferred revenue.

     - Accrued expenses, including the timing of purchases of common stock, increased operating cash flow by $7.4 million.

     - Timing of accounts payable disbursements increased operating cash flow by $1.1 million of cash.

     - Changes in deferred taxes and income taxes added $10.6 million and $3.8 million, respectively.

     - Increases in deferred revenue contributed $7.0 million to cash from operating activities.

     - Accounts receivable decreased operating cash flow by $0.1 million due to higher revenue volume offset by improved collections. Average days sales outstanding were 65 days at December 31, 2007, compared to 70 days at December 31, 2006.

  Investing Activities:

     - Capital expenditures were $5.7 million in 2007.

     - Capitalized software costs were $13.2 million in 2007.

  Financing Activities:

     - Financing activities provided cash proceeds of $96.0 million primarily from the issuance of long-term debt, which provided $150 million.

     - Debt issuance costs related to the issuance of long-term debt were $4.3 million.

     - Purchases of outstanding common stock used $71.8 million of the cash generated from financing activities.

     - Cash proceeds of $16.7 million were generated from the exercise of stock options.

     - Tax benefits recognized from stock option exercises were $5.4 million.

     Cash flows from operating activities in 2007 were more than adequate to fund capital expenditures and software development costs of $18.9 million. Management believes that the Company has ample capacity in its property and equipment to meet expected needs for future growth.

     On March 19, 2007, the Company issued $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the "Convertible Notes") in a private placement. The Convertible Notes bear interest at a rate of 2.50% per year payable semiannually in arrears on March 15 and September 15 of each year. The Convertible Notes will mature on March 15, 2012.

     The Convertible Notes will be convertible into cash and, if applicable, shares of the Company's common stock based on an initial conversion rate of
21.3105 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $46.93 per share) only under the following circumstances: (1) during any calendar quarter beginning after June 30, 2007 (and only during such calendar quarter), if the closing sale price of the common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of that period was less than 98% of the product of the closing price of the common stock for each day in that period and the conversion rate; (3) if specified distributions to holders of the common stock occur; (4) if a fundamental change occurs; or (5) during the period beginning on February 15, 2012 and ending on the close of business on the business day immediately preceding the maturity date. If the Company makes a physical settlement election as described below, the Convertible Notes will become convertible at the option of the holder at any time after the date of such physical settlement election and prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes.

     Unless the Company has made a physical settlement election, upon conversion of each $1,000 principal amount of Convertible Notes, a holder will receive, in lieu of common stock, an amount in cash equal to the lesser of (i) $1,000, or
(ii) the conversion value of the Convertible Notes. If the conversion value exceeds $1,000 on the conversion date, the Company will also deliver as payment for the excess value, at its election, cash or common stock or a combination of cash and common stock. At any time prior to maturity, the Company may make a physical settlement election. A physical settlement election is the irrevocable election to provide upon conversion, in lieu of providing cash and common stock, shares of common stock equal to the conversion rate for each $1,000 principal amount of Convertible Notes converted.

     The holders of the Convertible Notes who convert their Convertible Notes in connection with a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of Convertible Notes, plus accrued and unpaid interest, if any.

     As of December 31, 2007, the Convertible Notes were not convertible and the holders of the Convertible Notes had no right to require the Company to repurchase the Convertible Notes.

     In connection with the issuance of the Convertible Notes, the Company used approximately $50 million of the net proceeds of the offering to purchase 1.5 million shares of its outstanding common stock. The Company then retired the purchased common stock during the second quarter of 2007.

     On May 1, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of 2.0 million shares of its issued and outstanding common stock. This authorization extends until December 31, 2008. During the fourth quarter of 2007, the Company purchased 607 thousand shares of common stock at a cost of $21.8 million pursuant to such authorization. In January 2008, the Company purchased an additional 854 thousand shares of its issued and outstanding common stock pursuant to such authorization. On May 1, 2007, the Company also announced that its Board of Directors had authorized the Company to repurchase up to $20.0 million principal amount of its Convertible Notes. These repurchases are not mandatory and will be made from time to time based on the availability of alternative investment opportunities and market conditions. This authorization extends until December 31, 2008. To date, the Company has not repurchased any of its Convertible Notes pursuant to this authorization.

     The Company's four year, $25.0 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation) expired by its terms on March 31, 2007 and was not renewed.

     Certain unique cash-related events occurred in 2005 and 2006. The Company received scheduled payments totaling $1.0 million in 2005 and $1.0 million in 2006 on the sale of its Sigma-Series product line, which consummated in December 2003.

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

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of the Company's contractual obligations to make cash payments in future years measured as of December 31, 2007 (in thousands):

                                                     PAYMENT DUE BY PERIOD
                                   --------------------------------------------------------
                                              LESS THAN                           MORE THAN
                                     TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
                                   --------   ---------   ---------   ---------   ---------
Long-term debt(1)................  $150,000    $    --     $    --     $150,000     $   --
Capital lease obligations........        --         --          --           --         --
Operating lease obligations(2)...    48,921     10,996      18,651       14,579      4,695
Purchase obligations and other
  commitments....................        --         --          --           --         --
Other long-term liabilities(3)...    12,950         --      12,950           --         --
                                   --------    -------     -------     --------     ------
  Total..........................  $211,871    $10,996     $31,601     $164,579     $4,695
                                   ========    =======     =======     ========     ======



--------

   (1) See Note 10 for a description of the Company's long-term debt.

   (2) See Note 8 for a description of the Company's operating lease obligations.

   (3) As discussed in Note 12, effective January 1, 2007, the Company adopted the provisions of FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109." The Company has a liability for uncertain tax positions of $13.0 million at December 31, 2007. See additional discussion in Note 12.

INTERNATIONAL OPERATIONS

     Revenues from international operations increased from 56% to 58% of total net revenues between 2005 and 2006, and were approximately 59% of total net revenues in 2007. As international revenues increase, the Company may experience increasing risk with regards to foreign currency exchange rates. To reduce this risk, the Company may enter into forward contracts for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The Company does not have any outstanding forward contracts at December 31, 2007. The Company does not use derivative instruments for speculative or trading purposes.

     During 2007, SPSS generated operating income of $49.5 million. The Company generated operating income of $34.7 million outside of the United States. Of the non-U.S. income, SPSS derived operating income of $14.7 million in Euro nations, operating income of $12.9 million in the United Kingdom, which utilizes the British Pound, and operating income of $5.1 million in Japan which utilizes the Japanese Yen. The average exchange rate for the Euro, the British Pound and the Japanese Yen fluctuates relative to the dollar. These exchange rate fluctuations impact the Company's operating income which is calculated in U.S. dollars. The
Euro: Dollar exchange rates, the GBP: Dollar exchange rates and the Yen: Dollar exchange rates impacted operating income differently in 2007 and 2006. The exchange rate impacts on operating income in 2007 relative to 2006 were as follows: an increase of $1.3 million for Euro nations due to a 9.1% variance in exchange rates in the respective period, an increase of $1.1 million in the United Kingdom, which utilizes the British pound, due to an 8.6% variance in exchange rates in the respective period and a decrease of $0.1 million in Japan, which utilizes the Japanese Yen, due to a 1.2% variance in exchange rates in the respective period.

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

INCOME TAXES

     SPSS recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company also records tax benefits when the Company believes that it is more likely than not that the benefit will be sustained by the taxing authority. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. SPSS has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has not provided a valuation allowance on the amount of deferred tax assets that it estimates will be utilized as a result of the execution of these strategies. If the future taxable income is less than the amount that has been assumed in assessing the recoverability of the deferred tax assets, then an increase in the valuation allowance will be required, with a corresponding increase to income tax expense. Likewise, should SPSS ascertain in the future that it is more likely than not that deferred tax assets will be realized in excess of the net deferred tax assets, all or a portion of the $69.4 million valuation allowance as of December 31, 2007 would be reversed as a benefit to the provision for income taxes in the period such determination was made.

SHARE-BASED COMPENSATION

     As discussed in the Summary of Significant Accounting Policies in Note 1, effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized in 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. The Company estimated the fair value of stock options granted using the Black-Scholes pricing valuation model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. Prior to January 1, 2006, the Company accounted for stock option grants made in 2004 and 2005 under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes -- an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The Company has total uncertain tax positions recorded of $13.0 million as of December 31, 2007. The impact of adopting FIN 48 was a reduction to retained earnings and a corresponding decrease in deferred tax assets of $1.6 million. See Note 12 for further discussion.

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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company intends to adopt SFAS 157 effective January 1, 2008 and does not expect the implementation to have a material effect on its consolidated financial statements.

     In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the Company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF 07-03 effective January 1, 2008 and does not expect the implementation to have a material effect on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company believes the adoption of SAB 110 will not have a material impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from fluctuations in interest rates on cash and cash equivalents. As of December 31, 2007, the Company had $306.9 million of cash and cash equivalents. A 100 basis point decrease in interest rates would result in $3.1 million of lower annual interest income, assuming the same level of cash and cash equivalents.

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

     To reduce this risk, the Company entered into forward contracts during the third quarter of 2006 for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The objective for holding the derivative instruments was to eliminate or reduce the impact of these exposures. The principal currency hedged was the Japanese Yen relative to the British Pound with a notional weighted average exchange rate between the currencies of 212.12. These contracts called for the purchase of local currencies at a specified future date to settle the intercompany balance between the Company's U.K. and Japan-based subsidiaries. The settlement date for these contracts was June 18, 2007. The Company does not use derivative instruments for speculative or trading purposes.

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

     The change in the fair value of the contracts between the date they were entered into and June 18, 2007 was recorded as a current asset in the Consolidated Balance Sheets. The fair value is based upon foreign exchange spot rates at the end of the period. Any changes in the fair value of the instrument were recorded as a component of other income/expense. As of the settlement date, the change in fair value in 2007 was $0.4 million.

     As of December 31, 2007, the Company had no outstanding forward contract agreements.

     Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at December 31, 2007, the reported cash balance would decrease $9.6 million from a reported cash balance of $306.9 million at December 31, 2007.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SPSS INC. AND SUBSIDIARIES

                                      INDEX


                                                                           PAGE
                                                                           ----
Report of Independent Registered Public Accounting Firm.................    36
Management's Report on Internal Control Over Financial Reporting........    38
Consolidated Balance Sheets as of December 31, 2006 and 2007............    39
Consolidated Statements of Income for the years ended December 31, 2005,
  2006 and 2007.........................................................    40
Consolidated Statements of Comprehensive Income for the years ended
  December 31, 2005, 2006 and 2007......................................    41
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2005, 2006 and 2007......................................    42
Consolidated Statements of Cash Flows for the years ended December 31,
  2005, 2006 and 2007...................................................    43
Notes to Consolidated Financial Statements..............................    44
Consolidated Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts...........................    70


     Schedules not filed:

     All schedules other than Schedule II have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SPSS Inc.:

     We have audited the accompanying consolidated balance sheets of SPSS Inc. (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under
Schedule II. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

     As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, on January 1, 2007.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by COSO.

                                               /s/ GRANT THORNTON LLP

Chicago, Illinois
February 20, 2008

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of the internal control over financial reporting of SPSS Inc., a Delaware corporation, and subsidiaries (collectively, the Company) as of December 31, 2007, using the criteria published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

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

     Based on the evaluation under the framework in Internal
Control -- Integrated Framework, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

                                By:              /s/ Jack Noonan
                                    --------------------------------------------
                                                     Jack Noonan
                                       Chief Executive Officer, President and
                                         Chairman of the Board of Directors

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

                           SPSS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            DECEMBER 31,   DECEMBER 31,
                                                                2006           2007
                                                            ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................    $140,203       $306,930
  Accounts receivable, net of allowances $1,986 in 2006
     and $1,211 in 2007...................................      53,814         56,580
  Inventories, net........................................         752            698
  Deferred income taxes...................................       3,784          3,964
  Prepaid income taxes....................................       3,285          3,301
  Other current assets....................................       4,692          4,162
                                                              --------       --------
     Total current assets.................................     206,530        375,635
                                                              --------       --------
Property, equipment and leasehold improvements, net.......      17,708         16,429
Capitalized software development costs, net...............      31,583         34,140
Goodwill..................................................      41,923         42,093
Intangibles, net..........................................       3,470          3,273
Noncurrent deferred income taxes..........................      28,714         22,731
Other noncurrent assets...................................       2,566          6,759
                                                              --------       --------
       Total assets.......................................    $332,494       $501,060
                                                              ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable........................................    $  6,496       $  7,759
  Income taxes and value added taxes payable..............      10,249         14,737
  Deferred revenues.......................................      73,483         83,862
  Other accrued liabilities...............................      24,203         32,988
                                                              --------       --------
     Total current liabilities............................     114,431        139,346
                                                              --------       --------
Long-term debt............................................          --        150,000
Noncurrent deferred income taxes..........................         795            784
Other noncurrent liabilities..............................         745          1,577

STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 19,774,073 and 18,905,933 shares issued
     in 2006 and 2007, respectively.......................         198            189
  Additional paid-in capital..............................     205,912        175,267
  Accumulated other comprehensive (loss) income...........      (1,335)         2,696
  Retained earnings.......................................      11,748         43,881
  Treasury stock; 353,100 shares in 2007, at cost.........          --        (12,680)
                                                              --------       --------
     Total stockholders' equity...........................     216,523        209,353
                                                              --------       --------
       Total liabilities and stockholders' equity.........    $332,494       $501,060
                                                              ========       ========




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2005       2006       2007
                                                       --------   --------   --------
Net revenues:
  License............................................  $107,568   $125,017   $143,954
  Maintenance........................................   102,241    109,277    118,312
  Services...........................................    26,254     27,238     28,734
                                                       --------   --------   --------
Net revenues.........................................   236,063    261,532    291,000
                                                       --------   --------   --------
Operating expenses:
  Cost of license and maintenance revenues...........    16,381     17,479     17,728
  Cost of license and maintenance
     revenues -- software write-offs.................        --      1,283         --
  Sales, marketing and services......................   117,872    124,127    139,386
  Research and development...........................    45,418     51,595     50,640
  General and administrative.........................    28,368     32,745     33,789
                                                       --------   --------   --------
Operating expenses...................................   208,039    227,229    241,543
                                                       --------   --------   --------
Operating income.....................................    28,024     34,303     49,457
                                                       --------   --------   --------
Other income (expense):
  Net interest and investment income.................       161      3,139      7,964
  Gain on divestiture of Sigma-series product line...     1,000      1,000         --
  Other..............................................    (2,013)    (3,981)    (1,812)
                                                       --------   --------   --------
Other income (expense)...............................      (852)       158      6,152
                                                       --------   --------   --------
Income before income taxes...........................    27,172     34,461     55,609
Income tax expense...................................    11,080     19,321     21,884
                                                       --------   --------   --------
Net income...........................................  $ 16,092   $ 15,140   $ 33,725
                                                       ========   ========   ========
Basic net income per share...........................  $   0.88   $   0.78   $   1.77
                                                       ========   ========   ========
Diluted net income per share.........................  $   0.85   $   0.73   $   1.65
                                                       ========   ========   ========
Shares used in computing basic net income per share..    18,228     19,451     19,106
                                                       ========   ========   ========
Shares used in computing diluted net income per
  share..............................................    18,880     20,645     20,440
                                                       ========   ========   ========




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                           2005      2006      2007
                                                         -------   -------   -------
Net income.............................................  $16,092   $15,140   $33,725
Other comprehensive income (loss):
  Foreign currency translation adjustment..............   (1,602)    8,085     4,031
                                                         -------   -------   -------
Comprehensive income...................................  $14,490   $23,225   $37,756
                                                         =======   =======   =======




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2005       2006       2007
                                                       --------   --------   --------
Common stock, $.01 par value:
  Balance at beginning of period.....................  $    177   $    187   $    198
  Sale of 8,270, 42,177 and 39,931 shares of common
     stock to the Employee Stock Purchase Plans in
     2005, 2006 and 2007, respectively...............        --         --         --
  Retirement of 1,772,400 shares of treasury stock...        --         --        (18)
  Exercise of stock options and issuance of
     restricted share units..........................        10         11          9
                                                       --------   --------   --------
  Balance at end of period...........................       187        198        189
                                                       --------   --------   --------
Additional paid-in capital:
  Balance at beginning of period.....................   155,729    177,440    205,912
  Reclassification of deferred compensation upon
     adoption of SFAS No. 123(R).....................        --     (1,069)        --
  Retirement of 1,772,400 shares of treasury stock...        --         --    (59,121)
  Sale of 8,270, 42,177 and 39,931 shares of common
     stock to the Employee Stock Purchase Plans in
     2005, 2006 and 2007, respectively...............       112      1,047      1,216
  Exercise of 1,010,635, 980,936 and 804,703 stock
     options in 2005, 2006 and 2007, respectively....    17,422     18,826     15,473
  Amortization of stock option compensation..........        --      3,105      2,512
  Grant of restricted and deferred share units in
     2005, 2006 and 2007, respectively...............     1,428      3,129      3,873
  Income tax benefit related to stock options........     2,749      3,434      5,402
                                                       --------   --------   --------
  Balance at end of period...........................   177,440    205,912    175,267
                                                       --------   --------   --------
Deferred compensation:
  Balance at beginning of period.....................      (145)    (1,069)        --
  Reclassification of deferred compensation upon
     adoption of SFAS No. 123(R).....................        --      1,069         --
  Net issuance of 78,200 restricted share units in
     2005............................................    (1,428)        --         --
  Amortization of deferred compensation..............       504         --         --
                                                       --------   --------   --------
  Balance at end of period...........................    (1,069)        --         --
                                                       --------   --------   --------
Accumulated other comprehensive (loss) gain:
  Balance at beginning of period.....................    (7,818)    (9,420)    (1,335)
  Foreign currency translation adjustment............    (1,602)     8,085      4,031
                                                       --------   --------   --------
  Balance at end of period...........................    (9,420)    (1,335)     2,696
                                                       --------   --------   --------
Retained earnings (Accumulated deficit):
  Balance at beginning of period.....................   (19,484)    (3,392)    11,748
  Implementation of FIN 48...........................        --         --     (1,592)
  Net income.........................................    16,092     15,140     33,725
                                                       --------   --------   --------
  Balance at end of period...........................    (3,392)    11,748     43,881
                                                       --------   --------   --------
Treasury stock:
  Balance at beginning of period.....................        --         --         --
  Purchase of 2,125,500 shares of treasury stock.....        --         --    (71,819)
  Retirement of 1,772,400 shares of treasury stock...        --         --     59,139
                                                       --------   --------   --------
  Balance at end of period...........................        --         --    (12,680)
                                                       --------   --------   --------
Total stockholders' equity...........................  $163,746   $216,523   $209,353
                                                       ========   ========   ========




The accompanying notes are an integral part of these consolidated financial statements.

                           SPSS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2005       2006       2007
                                                       --------   --------   --------
Cash flows from operating activities:
  Net income.........................................  $ 16,092   $ 15,140   $ 33,725
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization...................    16,948     16,536     18,220
     Deferred income taxes...........................    (1,711)     9,844     10,627
     Excess tax benefit from share-based
       compensation..................................        --     (3,434)    (5,402)
     Amortization of share-based compensation........       504      6,704      7,772
     Asset impairment and cost management charges....        --      1,283      2,310
     Gain on sale of product line....................    (1,000)    (1,000)        --
     Tax benefit from stock option exercises.........     2,749         --         --
     Changes in assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable...........................     3,984     (8,872)       (97)
       Inventories...................................      (125)       136         60
       Prepaid and other assets......................      (147)       676        623
       Accounts payable..............................     3,841     (3,382)     1,079
       Accrued expenses..............................    (1,488)     2,403      7,385
       Income taxes..................................     3,991      2,755      3,772
       Deferred revenue..............................     5,916      5,898      6,964
  Other, net.........................................     1,955      3,523     (2,148)
                                                       --------   --------   --------
Net cash provided by operating activities............    51,509     48,210     84,890
                                                       --------   --------   --------
Cash flows from investing activities:
  Capital expenditures...............................    (7,543)    (4,287)    (5,698)
  Capitalized software development costs.............    (9,021)   (12,761)   (13,232)
  Proceeds from the divestiture of Sigma-series
     product line....................................     1,000      1,000         --
  Purchase of business and intangibles...............      (780)        --         --
                                                       --------   --------   --------
Net cash used in investing activities................   (16,344)   (16,048)   (18,930)
                                                       --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...........        --         --    150,000
  Debt issuance costs................................        --         --     (4,281)
  Purchase of common stock...........................        --         --    (71,819)
  Proceeds from stock option exercises and employee
     stock purchase plan.............................    17,544     19,884     16,698
  Tax benefit from stock option exercises............        --      3,434      5,402
  Net repayments under line-of-credit agreements.....    (2,509)    (3,372)        --
                                                       --------   --------   --------
Net cash provided by financing activities............    15,035     19,946     96,000
                                                       --------   --------   --------
Effect of exchange rates on cash.....................    (2,899)     3,687      4,767
                                                       --------   --------   --------
Net change in cash and cash equivalents..............    47,301     55,795    166,727
Cash and cash equivalents at beginning of period.....    37,107     84,408    140,203
                                                       --------   --------   --------
Cash and cash equivalents at end of period...........  $ 84,408   $140,203   $306,930
                                                       ========   ========   ========
Supplemental disclosures of cash flow information:
  Interest paid......................................  $    691   $    105   $  1,913
  Income taxes paid..................................     8,546      7,899      8,185
  Cash received from income tax refunds..............     4,496      1,889      2,089
  Purchases of common stock in accrued expenses......        --         --      7,380



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

     Amounts allocated to license revenues under the residual method are recognized at the time of delivery of the software when vendor-specific objective evidence of fair value exists for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met. Revenue allocated to undelivered maintenance under a perpetual license is recognized ratably over the term of the initial maintenance period as a component of license revenue.

  ADVERTISING EXPENSE

     Advertising expenses are charged to operations during the year in which they are incurred. The total amount of advertising expenses charged to operations was $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

                                                       2005     2006     2007
                                                      ------   ------   ------
Basic weighted average common shares outstanding....  18,228   19,451   19,106
Dilutive effect of stock options....................     652    1,194    1,334
                                                      ------   ------   ------
Diluted weighted average common shares outstanding..  18,880   20,645   20,440
                                                      ======   ======   ======
Anti-dilutive shares not included in diluted EPS....     266       24        2
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

     Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share-based awards during 2004 and 2005. Accordingly, no compensation expense was recognized in those years for share-based awards granted in connection with the issuance of employee stock options under the Company's equity incentive plans; however, compensation expense was recognized in connection with the issuance of restricted share units and stock options granted to non-employees under the Company's equity incentive plans. The adoption of SFAS No. 123(R) primarily resulted in a change in the Company's method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123(R) resulted in the Company recording compensation expense for employee stock options and employee share-based awards granted prior to the adoption using the Black-Scholes pricing valuation model. See additional discussion at Note 15.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of three months or less. As of December 31, 2007, the Company had $24.9 million invested in an overnight investment in the form of commercial paper. The Company places temporary cash investments with institutions of high credit quality. Of the cash held on deposit, essentially all of the cash balance was in excess of amounts insured by the Federal Deposit Insurance Corporation or other foreign provided bank insurance. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of its cash concentration. Consequently, no significant concentration of credit risk is considered to exist. The Company held approximately $77.0 million and $96.2 million of cash outside of the United States at December 31, 2006 and 2007, respectively.

  ACCOUNTS RECEIVABLE

     The Company's accounts receivable are primarily due from entities in the government, academic and commercial sectors. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness, as determined by the Company's review of their current credit information. The Company continuously monitors past due status, delinquency status, collection and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified.

  INVENTORIES

     Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost. See additional discussion at Note 3.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company reviews its goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Identifiable intangible assets are amortized over a seven to ten year period using the straight-line method. SFAS No. 142 requires the Company to perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of an asset may be below its carrying amount. The Company performed an impairment test in the fourth quarter of 2006 and 2007 and no impairment was required to be recognized upon completion of these tests.

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

  DEBT EXPENSE

     Expenses incurred in issuing debt are amortized over the life of the remaining debt and included as a component of interest expense.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes -- an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The Company has total uncertain tax positions recorded of $13.0 million as of December 31, 2007. The impact of adopting FIN 48 was a reduction to retained earnings and a corresponding decrease in deferred tax assets of $1.6 million. See Note 12 for further discussion.

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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company intends to adopt SFAS 157 effective January 1, 2008 and does not expect the implementation to have a material effect on its consolidated financial statements.

     In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the Company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF 07-03 effective January 1, 2008 and does not expect the implementation to have a material effect on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements

(2) DOMESTIC AND FOREIGN OPERATIONS

     Certain balance sheet information, net revenues and net income of international subsidiaries as of and for the years ended December 31, 2005, 2006 and 2007 included in the consolidated financial statements are summarized as follows (in thousands):

                                                          DECEMBER 31,
                                                 ------------------------------
                                                   2005       2006       2007
                                                 --------   --------   --------
Working capital................................  $ 31,256   $ 54,315   $ 65,029
                                                 ========   ========   ========
Excess of noncurrent assets over noncurrent
  liabilities..................................  $ 16,007   $ 22,796   $ 23,830
                                                 ========   ========   ========
Net revenues...................................  $133,288   $151,780   $172,923
                                                 --------   --------   --------
Net income.....................................  $ 23,077   $ 14,375   $ 24,038
                                                 ========   ========   ========


     Net revenues per geographic region, attributed to countries based upon point of sale, are summarized as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2005       2006       2007
                                                 --------   --------   --------
United States..................................  $102,775   $109,752   $118,076
                                                 --------   --------   --------
United Kingdom.................................    31,911     34,047     38,665
The Netherlands................................    27,411     32,092     38,760
Other..........................................    39,321     45,398     51,985
                                                 --------   --------   --------
  Total Europe.................................    98,643    111,537    129,410
                                                 --------   --------   --------
Japan..........................................    22,416     25,446     26,120
Other..........................................    12,229     14,797     17,394
                                                 --------   --------   --------
  Total Pacific Rim............................    34,645     40,243     43,514
                                                 --------   --------   --------
Total International............................   133,288    151,780    172,924
                                                 --------   --------   --------
     Total.....................................  $236,063   $261,532   $291,000
                                                 ========   ========   ========



     Long-lived assets, excluding long-term deferred tax assets, per geographic region are summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                          ------------------
                                                            2006      2007
                                                          -------   --------
United States...........................................  $77,619   $ 81,764
                                                          -------   --------
United Kingdom..........................................    6,519      5,976
The Netherlands.........................................    8,141      7,995
Other...................................................    2,247      2,972
                                                          -------   --------
  Total Europe..........................................   16,907     16,943
                                                          -------   --------
Japan...................................................    1,736      2,455
Other...................................................      988      1,532
                                                          -------   --------
  Total Pacific Rim.....................................    2,724      3,987
                                                          -------   --------
Total International.....................................   19,631     20,930
                                                          -------   --------
     Total..............................................  $97,250   $102,694
                                                          =======   ========



(3) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         -------------------
                                                           2006       2007
                                                         --------   --------
Property, equipment and leasehold improvements, at
  cost:
Furniture, fixtures, and office equipment..............  $ 15,707   $ 16,168
Computer equipment and software........................    70,355     74,798
Leasehold improvements.................................    16,518     17,334
                                                         --------   --------
Balance, cost -- end of year...........................   102,580    108,300
Less accumulated depreciation and amortization.........   (84,872)   (91,871)
                                                         --------   --------
Balance, net -- end of year............................  $ 17,708   $ 16,429
                                                         ========   ========


     Activity in property, equipment and leasehold improvements is summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                          -----------------
                                                            2006      2007
                                                          -------   -------
Balance, net -- beginning of year.......................  $20,441   $17,708
Additions...............................................    4,287     5,698
Asset write-offs........................................   (1,283)     (656)
Depreciation expense....................................   (6,318)   (6,491)
Foreign currency translation and other..................      581       170
                                                          -------   -------
Balance, net -- end of year.............................  $17,708   $16,429
                                                          =======   =======



     During 2005, 2006 and 2007, SPSS recorded depreciation expense of $8.0 million, $6.3 million and $6.4 million, respectively, as a component of operating expenses.

     During 2005, 2006 and 2007, SPSS capitalized $0.4 million, $0.1 million and $0, respectively, and amortized $1.2 million, $1.0 million and $1.0 million, respectively, of internal-use computer software.

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

     During 2007, the Company wrote off approximately $0.7 million of leasehold improvements that were no longer in use as a result of certain office consolidations, as discussed in Note 13. The Company also identified approximately $0.1 million of furniture, fixtures and office equipment and $0.9 million of computer equipment and software that were no longer in use, and had been fully depreciated. Accordingly, these amounts were removed from the property and equipment cost balances during 2007 with an offsetting charge to accumulated depreciation and amortization.

(4) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

     The components of net capitalized software are summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                         -------------------
                                                           2006       2007
                                                         --------   --------
Product translations...................................  $ 11,041   $ 12,573
Acquired software technology...........................    14,800     17,095
Capitalized software development costs.................    40,209     43,845
                                                         --------   --------
Balance, cost -- end of year...........................    66,050     73,513
Accumulated amortization...............................   (34,467)   (39,373)
                                                         --------   --------
Balance, net -- end of year............................  $ 31,583   $ 34,140
                                                         ========   ========


     Activity in capitalized software is summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                          ------------------
                                                            2006      2007
                                                          -------   --------
Balance, net -- beginning of year.......................  $28,522   $ 31,583
Additions...............................................   12,761     13,232
Amortization expense charged to cost of license and
  maintenance revenues..................................   (9,899)   (10,705)
Foreign currency translation............................      199         30
                                                          -------   --------
Balance, net -- end of year.............................  $31,583   $ 34,140
                                                          =======   ========



     During 2005, 2006 and 2007, SPSS recorded amortization expense of $8.7 million, $9.9 million and $10.7 million, respectively, charged to cost of license and maintenance revenues.

     Total software development expenditures, including amounts expensed as incurred, amounted to approximately $54.4 million, $64.4 million and $63.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

     During 2006 and 2007, the Company identified approximately $6.0 million and $5.9 million, respectively, of capitalized software development costs that were fully amortized versions of the Company's software products no longer in use. Accordingly, these amounts were removed from the capitalized software balances during 2006 and 2007 with an offsetting charge to accumulated amortization.

     The following table presents the estimated future amortization expense for acquired software technology (in thousands):

For the year ended December 31, 2008............................  $1,628
For the year ended December 31, 2009............................   1,174
For the year ended December 31, 2010............................     916
For the year ended December 31, 2011............................     793
For the year ended December 31, 2012............................     650

(5) GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible asset data are as follows (in thousands):

                                                            DECEMBER 31,
                                         -------------------------------------------------
                                                   2006                      2007
                                         -----------------------   -----------------------
                                           GROSS                     GROSS
                                         CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                          AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                         --------   ------------   --------   ------------
Amortizable intangible assets:
  Other intangible assets -- Customer
     relationships.....................   $ 2,264       $(701)      $ 2,411      $(1,005)
  Other intangible
     assets -- Trademarks..............       400        (320)          400         (360)
Unamortizable intangible assets:
  Other intangible assets..............     1,827                     1,827
Goodwill...............................    41,923                    42,093
Aggregate amortization expense:
  2007.................................                                 344
Estimated amortization expense:
  2008.................................                                 335
  2009.................................                                 295
  2010.................................                                 295
  2011.................................                                  78
  2012.................................                                  78


     The aggregate amortization expense for the years ended December 31, 2005, 2006 and 2007 was $0.2 million, $0.3 million and $0.3 million, respectively.

     The following tables present the changes in the carrying amount of goodwill and other intangibles as of December 31, 2006 and December 31, 2007 (in thousands):

                                                             DECEMBER 31, 2006
                                                          ----------------------
                                                          GOODWILL   INTANGIBLES
                                                          --------   -----------
Balance at beginning of year............................   $41,207      $3,627
Amortization expense....................................        --        (319)
Foreign currency translation and other..................       716         162
                                                           -------      ------
Balance at end of year..................................   $41,923      $3,470
                                                           =======      ======




                                                             DECEMBER 31, 2007
                                                          ----------------------
                                                          GOODWILL   INTANGIBLES
                                                          --------   -----------
Balance at beginning of year............................   $41,923      $3,470
Amortization expense....................................        --        (344)
Foreign currency translation and other..................       170         147
                                                           -------      ------
Balance at end of year..................................   $42,093      $3,273
                                                           =======      ======


(6) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31 (in thousands):

                                                    2006      2007    USEFUL LIVES
                                                  -------   -------   ------------
Trademarks......................................  $   400   $   400      10 years
Customer relationships..........................    2,264     2,411    7-10 years
                                                  -------   -------
                                                    2,664     2,811
Less accumulated amortization...................   (1,021)   (1,365)
                                                  -------   -------
                                                    1,643     1,446
Unamortizable trademarks........................    1,827     1,827    Indefinite
                                                  -------   -------
Total intangible assets, net....................  $ 3,470   $ 3,273
                                                  =======   =======



(7) DIVESTITURES

     On December 29, 2003, the Company received its first payment in a transaction with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. ("Systat"), pursuant to which Systat acquired from SPSS an exclusive, worldwide license to distribute the Sigma-Series product line for a three-year period and purchased certain related assets. Pursuant to the agreement, Systat assumed all responsibilities for the marketing and sales of the products as well as their ongoing development and technical support. SPSS also transferred to Systat all rights and obligations with respect to customers and personnel and all fixed assets related to the Sigma-Series products (the "Related Assets"). In exchange for the exclusive worldwide license and Related Assets, Systat was obligated to make cash payments to SPSS in the aggregate amount of $13.0 million. The agreement between SPSS and Systat also granted Systat an option to purchase the licensed property.

     The $9.0 million payment made by Systat to SPSS on December 29, 2003 included the initial $6.0 million license fee and $3.0 million in consideration of the Related Assets. Systat was obligated to make, and remitted, additional license payments in the aggregate amount of $3.0 million in 2004. A final license payment of $1.0 million was made in 2005.

     The distribution license and sale of the Related Assets of the Sigma-series product line was accounted for as a divestiture of a business. The sale resulted in a gain of $8.6 million during 2003. In addition to the net book value of the assets sold, goodwill was reduced by $1.0 million to reflect the estimated goodwill allocated to this business. During 2004, SPSS recorded a $0.1 million adjustment to reduce certain professional fee accruals associated with this transaction. During 2005, SPSS recorded an additional gain of $1.0 million related to the license payment made, as noted above. Systat made a final payment of $1.0 million to SPSS in 2006 to exercise its option to purchase the licensed property. This $1.0 million payment was recorded as other income.

(8) COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2012. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

     The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 2007 (in thousands):

YEAR ENDING DECEMBER 31,                                          AMOUNT
------------------------                                         -------
2008...........................................................  $10,996
2009...........................................................   10,279
2010...........................................................    8,372
2011...........................................................    7,555
2012...........................................................    7,024
Thereafter.....................................................    4,695
                                                                 -------
Total operating lease obligation...............................  $48,921
                                                                 =======



     There are certain renewal options with respect to the operating leases. If the Company does not exercise any such options, the leased space will be returned to the lessors at the end of the lease term. In accordance with SFAS No. 13, when cash payments are not made on a straight-line basis, the Company recognizes rent expense on a straight-line basis over the lease term. Rent expense related to operating leases was approximately $12.6 million, $12.2 million and $12.6 million during the years ended December 31, 2005, 2006 and 2007, respectively.

  HYPERION SOLUTIONS

     In January 2007, SPSS renewed its contract with Hyperion Solutions. This renewal extended the term of the Company's contract with Hyperion until 2012. Under the revised agreement, SPSS has the non-exclusive right to license, market and distribute earlier releases of Hyperion's Essbase and Analyzer software. Such right will not extend to Release 9 or subsequent releases of Hyperion's software. SPSS will, however, continue to port future releases of the software to the i-Series computer platform and provide customer support for that software in exchange for a portion of the support fees charged to end-users. The risk to the Company is that a breach to this agreement may affect certain maintenance revenue of $18.5 million.

     Following the acquisition of Hyperion by Oracle Corporation, the Company's contract with Hyperion has been assigned to Oracle USA, Inc.

  BANTA GLOBAL TURNKEY

     Banta Global Turnkey manufactures, packages and distributes a majority of the Company's software products in the United States and multiple international locations. Banta has provided these services to SPSS since 1997, and SPSS and Banta amended and renewed their distribution agreement in January 2006. The agreement with Banta has a three-year term and automatically renews thereafter for successive one-year periods. Either party may terminate the agreement for cause if the other party materially breaches its obligations. The risk to the Company is that a breach to this agreement may temporarily affect shipments of the Company's products to its customers of up to one month.

  LITIGATION

     Basu Litigation

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

     Trademark Litigation

     On January 3, 2008, the Company filed a complaint for declaratory judgment in the U.S. District Court for the Northern District of Illinois against Norman
H. Nie and C. Hadlai Hull. The filing of the complaint was in response to recent assertions by Dr. Nie that the Company's use of the SPSS trademark is subject to a License Agreement (the "Agreement") dated September 30, 1976 between a predecessor of the Company, as licensee, and Norman H. Nie and C. Hadlai Hull, as licensors. Dr. Nie has stated his desire to enforce his alleged rights under the Agreement, which he claims include the right to inspect and approve products sold under the SPSS trademark and to obtain other information regarding those products. The complaint seeks a declaratory judgment that Dr. Nie and Mr. Hull are estopped from enforcing any rights under the Agreement and that the Company shall be deemed to have an irrevocable, assignable and exclusive license to use the SPSS trademark.

     On January 28, 2008, Dr. Nie and Mr. Hull filed a counterclaim against the Company. The counterclaim asserts that the Company has repudiated the Agreement and that the Company's use of the SPSS trademark is unauthorized and constitutes an infringement on their rights as owners of the trademark. The counterclaim seeks an injunction prohibiting the Company from continuing to use the SPSS trademark and an award of damages, costs and attorneys fees.

     On February 15, 2008, the Company filed its answer to the counterclaim. In its answer, the Company denies liability for trademark infringement and asserts that Dr. Nie and Mr. Hull are barred from asserting the counterclaim on several grounds, including but not limited to the doctrines of estoppel, laches and waiver.

(9) OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following at December 31 (in thousands):

                                                            2006      2007
                                                          -------   -------
Payroll.................................................  $10,598   $10,601
Purchase of common stock................................       --     7,380
Rent....................................................    3,059     3,110
Customer advances.......................................    2,282     3,432
Royalties...............................................    1,966     1,375
Other accrued expenses..................................    6,298     7,090
                                                          -------   -------
Total other accrued liabilities.........................  $24,203   $32,988
                                                          =======   =======



(10) FINANCING ARRANGEMENTS AND HEDGING ACTIVITIES

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

     To reduce this risk, the Company entered into forward contracts during the third quarter of 2006 for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The objective for holding the derivative instruments was to eliminate or reduce the impact of these exposures. The principal currency hedged was the Japanese Yen relative to the British Pound with a notional weighted average exchange rate between the currencies of 212.12. These contracts called for the purchase of local currencies at a specified future date to settle the intercompany balance between the Company's U.K. and Japan-based subsidiaries. The settlement date for these contracts was June 18, 2007. The Company does not use derivative instruments for speculative or trading purposes.

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

     As of December 31, 2007, the Company had no outstanding forward contract agreements.

     On March 19, 2007, the Company issued $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the "Convertible Notes") in a private placement. The Convertible Notes bear interest at a rate of 2.50% per year payable semiannually in arrears on March 15 and September 15 of each year. The Convertible Notes will mature on March 15, 2012.

     The Convertible Notes will be convertible into cash and, if applicable, shares of the Company's common stock, based on an initial conversion rate of
21.3105 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $46.93 per share) upon the occurrence of certain events.

     Interest on the Convertible Notes is included as a component of interest expense in the consolidated financial statements. As of December 31, 2007, the Convertible Notes were not convertible and the holders of the Convertible Notes had no right to require the Company to repurchase the Convertible Notes.

     In connection with the issuance of the Convertible Notes, the Company used approximately $50 million of the net proceeds of the offering to purchase 1.5 million shares of its outstanding common stock. The Company then retired the purchased common stock during the second quarter of 2007.

     The Company's four year, $25.0 million credit facility with Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation) expired by its terms on March 31, 2007 and was not renewed.

(11) OTHER INCOME (EXPENSE)

     Other income consists of the following (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      2005      2006      2007
                                                    -------   -------   -------
Interest and investment income....................  $   990   $ 3,359   $11,557
Interest expense..................................     (829)     (220)   (3,593)
                                                    -------   -------   -------
Net interest and investment income................      161     3,139     7,964
                                                    -------   -------   -------
Gain on divestiture of Sigma-series product line..    1,000     1,000        --
Exchange loss on foreign currency transactions....   (2,013)   (3,981)   (1,812)
                                                    -------   -------   -------
Other, net........................................   (1,013)   (2,981)   (1,812)
                                                    -------   -------   -------
Total other income (expense)......................  $  (852)  $   158   $ 6,152
                                                    =======   =======   =======


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

(12) INCOME TAXES

     Income before income taxes consists of the following (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     2005      2006      2007
                                                   -------   -------   -------
Domestic.........................................  $(2,120)  $13,545   $21,883
Foreign..........................................   29,292    20,916    33,726
                                                   -------   -------   -------
Pretax income....................................  $27,172   $34,461   $55,609
                                                   =======   =======   =======



     Income tax expense (benefit) consists of the following (in thousands):

                                                   CURRENT   DEFERRED    TOTAL
                                                   -------   --------   -------
Year ended December 31, 2005
  U.S. Federal...................................  $ 3,559    $ 1,980   $ 5,539
  State..........................................       77       (751)     (674)
  Foreign........................................    8,194     (1,979)    6,215
                                                   -------    -------   -------
  Income tax expense (benefit)...................  $11,830    $  (750)  $11,080
                                                   =======    =======   =======
Year ended December 31, 2006
  U.S. Federal...................................  $ 2,753    $10,128   $12,881
  State..........................................      451       (552)     (101)
  Foreign........................................    7,530       (989)    6,541
                                                   -------    -------   -------
  Income tax expense.............................  $10,734    $ 8,587   $19,321
                                                   =======    =======   =======
Year ended December 31, 2007
  U.S. Federal...................................  $ 6,572    $ 4,538   $11,110
  State..........................................      790        299     1,086
  Foreign........................................    8,886        802     9,688
                                                   -------    -------   -------
  Income tax expense.............................  $16,248    $ 5,639   $21,884
                                                   =======    =======   =======


     For the years ended December 31, 2005, 2006 and 2007 the reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     2005       2006      2007
                                                   --------   -------   -------
Statutory Federal income tax rate................        35%       35%       35%
                                                   --------   -------   -------
Income taxes using the Federal statutory rate....  $  9,510   $12,061   $19,463
State income taxes, net of Federal tax benefit...      (438)      295       602
Foreign taxes at net rates different from U.S.
  Federal rates..................................    (3,074)     (591)   (1,690)
Deemed income from foreign operations............     6,989     2,178     4,348
Dividends from foreign affiliates................        --     2,987     4,472
Foreign tax credit...............................   (17,007)    1,281    (8,767)
Research and development credit..................        --      (400)   (1,384)
Net operating loss...............................    13,664        --        --
Nondeductible costs including meals and
  entertainment..................................      (143)      226       609
Extra territorial income and domestic
  manufacturing deduction........................      (160)     (263)       --
Prior year tax refunds / Prior period
  adjustments....................................      (963)       --        --
Change in valuation allowance....................     3,677     1,966     2,594
Other, net.......................................      (975)     (419)    1,637
                                                   --------   -------   -------
Income tax expense...............................  $ 11,080   $19,321   $21,884
                                                   ========   =======   =======



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets/(liabilities) at December 31, 2006 and 2007, are presented below (in thousands):

                                                           2006       2007
                                                         --------   --------
Deferred revenues......................................  $ 13,300   $ 14,777
Foreign tax credit carryforwards.......................    15,108     15,474
Research and experimentation credit carryforwards......     3,202      3,787
AMT credits............................................       115        136
Acquisition-related items..............................     5,734      5,803
Depreciation, amortization and capitalized interest....    (2,308)    (2,539)
Capitalized software costs.............................    (9,121)    (9,776)
Net operating loss carryforwards.......................    62,390     61,747
Foreign currency loss..................................     1,556        298
Stock Based Compensation...............................     2,016      3,286
Allowances, accruals and other.........................     4,417      2,349
                                                         --------   --------
Total gross deferred income taxes......................    96,409     95,342
  Less valuation allowance.............................   (64,727)   (69,431)
                                                         --------   --------
Net deferred income tax asset..........................  $ 31,682   $ 25,911
                                                         ========   ========
Balance sheet classification:
  Current deferred income tax asset....................  $  3,784   $  3,964
  Noncurrent deferred income tax asset.................    28,714     22,731
  Current deferred income tax liability................       (21)        --
  Noncurrent deferred income tax liability.............      (795)      (784)
                                                         --------   --------
Net deferred income taxes..............................  $ 31,682   $ 25,911
                                                         ========   ========


     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, taxable income in prior carry back years, tax planning strategies and projected future taxable income in making this assessment. During the fourth quarter 2007, the Company reduced the valuation allowance against the foreign net operating losses, based on the fact that some foreign entities had a profitable year and anticipate profitability going forward. The company will be able to utilize prior years net operating losses against the income. The Company has reduced the valuation allowance on the balance sheet in the amount of $0.2 million and has recognized an offsetting benefit by reducing income tax expense in 2007.

     As of December 31, 2007, SPSS has U.S. net operating loss carryforwards of approximately $94.2 million, the majority of which begins to expire in 2021. The Company has provided a valuation allowance on $90.8 million of the U.S. pre-tax operating loss carryforwards. In addition, as of December 31, 2007, the Company has foreign pre-tax operating loss carryforwards of approximately $80.5 million against which the Company has provided a valuation allowance on $74.3 million.

     At December 31, 2007, the Company has foreign tax credit carryforwards of $15.5 million, which begin to expire in 2010. The Company has a valuation allowance of $10.2 million against these credits.

     As of December 31, 2007, SPSS had a research and experimentation credit carryforward of approximately $3.8 million, which begins to expire in 2010. The Company has a valuation allowance of $1.5 million, against these credits.

     Federal income and foreign withholding taxes have not been provided on $108.9 million of undistributed earnings of international subsidiaries of which $69.1 million has been previously taxed in the United States. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2006 and prior years because in accordance with APB 23, the Company does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable. At December 31, 2007, a deferred income tax liability relating to Federal income and foreign withholding taxes have not been provided on $108.8 million of undistributed earnings of international subsidiaries of which $69.1 million has been previously taxed in the United States because the Company currently does not expect to remit those earnings in the foreseeable future. The Company has recognized a deferred tax asset of $0.2 million for the undistributed earnings of its Japanese subsidiary as the Company currently expects to remit those earnings in the foreseeable future.

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes -- an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The Company has total uncertain tax positions recorded of $13.0 million as of December 31, 2007. The impact of adopting FIN 48 was a reduction to retained earnings and a corresponding decrease in deferred tax assets of $1.6 million.

     Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $12.5 million as of December 31, 2007 and $9.8 million as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007...........  $ 9,768
Gross increase for tax positions from prior year...............    3,182
Gross decrease for tax positions from prior year...............       --
Settlements with taxing authorities............................       --
Decreases due to lapse of statute of limitations...............       --
                                                                 -------
Unrecognized tax benefits balance at December 31, 2007.........  $12,950
                                                                 =======



     The Company's unrecognized tax benefits relate to U.S. federal, U.S. state and foreign jurisdictions. The Company does not expect these unrecognized tax benefits to change significantly over the next twelve months. The Company files tax returns related to U.S. federal, U.S. state, and foreign jurisdictions. The Internal Revenue Service in the U.S. is currently examining tax returns for the periods December 31, 2002, 2003, and 2004. The Company is also under examination in the U.K. for the December 31, 2005 tax period and is under audit in selected states as well.

(13) COST MANAGEMENT PROGRAMS

     During the fourth quarter 2006, the Company incurred expenses totaling $0.9 million related to the closure of its Amsterdam facility. These costs included lease termination costs, severance payments for fifteen employees and a loss on the disposal of surplus fixed assets. These costs are primarily recorded as a component of Research and Development expense in the Consolidated Statements of Income. As of December 31, 2007, the Company has remaining approximately $0.3 million in liabilities related to these expenses and expects the liabilities to be paid in early 2008.

     During 2007, the Company incurred expenses totaling $4.6 million related to a management reorganization and a planned consolidation of certain research and development facilities. These costs principally included employee severance costs, lease exit costs and the write-off of leasehold improvements. These costs are primarily recorded as a component of Research and Development expense in the Consolidated Statements of Income. As of December 31, 2007, the Company has remaining approximately $0.8 million in other accrued liabilities and $0.9 million in other noncurrent liabilities related to these expenses and expects the liabilities to be paid by 2010.

(14) EMPLOYEE BENEFIT PLANS

     Qualified employees may participate in the 401(k) savings plan by contributing up to the lesser of 15% of eligible compensation or limits imposed by the U.S. Internal Revenue Code in a calendar year. SPSS makes a matching contribution for employees in the plan the entire year. SPSS made contributions of $0.4 million, $0.4 million and $0.3 million for 2005, 2006, and 2007, respectively. These matching contributions were recorded as compensation expense.

     At the annual stockholders' meeting held on June 15, 2005, the SPSS stockholders approved a qualified employee stock purchase plan. There are 500 thousand shares of SPSS common stock authorized for issuance over the term of the stock purchase plan. The shares are offered for purchase through a series of six-month contribution periods extending from January 1 through June 30 and July 1 through December 31 of each year. The SPSS purchase plan provides that eligible employees may elect to have between 1% and 15% of their total compensation withheld and applied to the purchase of shares of SPSS common stock on the last day of each contribution period. The employee's purchase price of SPSS common stock will equal the lesser of i) 85% of the fair market value of the SPSS common stock on the first business day of the contribution period, or
ii) 85% of the fair market value of the SPSS common stock on the last business day of the contribution period. There is a maximum of 4 thousand shares that each eligible employee may purchase each contribution period. There were 40 thousand shares issued under this qualified plan during 2007.

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

     Share-based compensation expense, including expense related to restricted share units, under the provision of SFAS No. 123(R) and APB No. 25 was comprised as follows (in thousands) :

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                       ----------------------
                                                       2005    2006     2007
                                                       ----   ------   ------
Sales, Marketing and Services........................  $ --   $2,022   $1,406
Research and Development.............................    --    1,425    1,302
General and Administrative...........................   504    3,257    5,064
                                                       ----   ------   ------
Total share-based compensation expense...............  $504   $6,704   $7,772
                                                       ====   ======   ======



     During 2007, the Company revised certain accounting estimates related to estimated forfeitures of share-based compensation expense. The adjustment to share-based compensation expense was primarily the result of employee terminations during the second and third quarters of 2007. As a result, the Company decreased its share-based compensation expense by $0.8 million in 2007. This resulted in lower expense of $0.4 million recorded in each of the "Sales, Marketing and Services" and "Research and Development" line captions on the Company's Consolidated Statements of Income.

     Results for fiscal year 2005 have not been restated as the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. Had compensation expense for employee stock options and employee share-based awards under the Company's equity incentive plans been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                                   2005
                                                            ------------------
Net income, as reported...................................        $16,092
Add:
  Stock-based employee compensation cost, net of related
     tax, included in net income, as reported.............            281
Deduct:
  Total stock-based employee compensation expense
     determined under the fair value based method for all
     awards, net of related taxes.........................         (2,536)
                                                                  -------
Pro forma net income......................................        $13,837
                                                                  =======
Income per share:
  Basic-- as reported.....................................        $  0.88
  Basic-- pro forma.......................................        $  0.76
  Diluted-- as reported...................................        $  0.85
  Diluted-- pro forma.....................................        $  0.73

     For purposes of calculating the compensation expense consistent with SFAS No. 123(R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                             ---------------------------------------
                                                 2005          2006          2007
                                             -----------   -----------   -----------
Expected volatility........................        37.49%        37.09%        45.20%
Expected dividend yield....................           --%           --%           --%
Expected risk-free interest rate...........         4.06%         4.92%         4.54%
Expected term of options...................   8.00 years    6.15 years    5.89 years
Maximum contractual term...................     10 years      10 years      10 years
Weighted average grant date fair value of
  options
  granted..................................  $      9.61   $     14.83   $     17.57


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

     Additional information regarding options is as follows (in thousands, except per share data):

                                            2005                2006                       2007
                                     ------------------  ------------------  -------------------------------
                                               WEIGHTED            WEIGHTED            WEIGHTED    WEIGHTED
                                               AVERAGE             AVERAGE             AVERAGE     AVERAGE
                                               EXERCISE            EXERCISE            EXERCISE   REMAINING
                                                PRICE               PRICE               PRICE    CONTRACTUAL
                                     OPTIONS  PER SHARE  OPTIONS  PER SHARE  OPTIONS  PER SHARE      LIFE
                                     -------  ---------  -------  ---------  -------  ---------  -----------
Outstanding at beginning of year...    4,695    $18.87    3,263     $18.95    2,177     $18.76       5.46
  Granted..........................      140     17.46       35      33.57       40      36.72       9.49
  Forfeited and expired............     (562)    20.92     (140)     23.83      (60)     19.81       7.04
  Exercised........................   (1,010)    17.28     (981)     19.21     (805)     19.24       3.47
                                      ------    ------    -----     ------    -----     ------
Outstanding at end of year.........    3,263    $18.95    2,177     $18.76    1,352     $18.96       5.10
                                      ======    ======    =====     ======    =====     ======




                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                    --------------------------
                                                     2005      2006      2007
                                                    ------   -------   -------
Weighted average grant-date fair value of stock
  options granted.................................  $ 8.77   $ 14.83   $ 17.57
                                                    ======   =======   =======
Total fair value of stock options vested..........   6,007     3,892     2,637
                                                    ======   =======   =======
Total intrinsic value of stock options exercised..   8,726    14,165    17,568
                                                    ======   =======   =======




                                                              WEIGHTED    WEIGHTED
                                                               AVERAGE     AVERAGE
                                                             GRANT DATE   EXERCISE
                                                   OPTIONS   FAIR VALUE     PRICE
                                                   -------   ----------   --------
Non-vested options at December 31, 2007..........     124       $9.50      $18.80
                                                    =====       =====      ======
Vested options at December 31, 2007..............   1,228       $9.62      $18.98
                                                    =====       =====      ======



     The aggregate intrinsic value of stock options outstanding as of December 31, 2007 was $25.6 million.

     Additional information regarding stock options that are exercisable at the end of each fiscal year is as follows (in thousands, except per share data):

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                    --------------------------
                                                     2005      2006      2007
                                                    ------   -------   -------
Options exercisable at year end...................   2,309     1,793     1,228
Weighted average exercise price per share.........  $19.75   $ 19.14   $ 18.98
Weighted average remaining contractual life.......    5.34      5.05      5.61
Aggregate intrinsic value.........................  $5,719   $20,053   $23,303


     The following table summarizes information about stock options outstanding at December 31, 2007:

                                        WEIGHTED AVERAGE
RANGE OF EXERCISE           OPTIONS         REMAINING      WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
PRICES                    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------         -----------   ----------------   ----------------   -----------   ----------------
                                           (OPTION DATA IN THOUSANDS, EXCEPT PER SHARE DATE)
4.50  - 6.91...........          1            0.68                5.51               1             5.51
11.63 - 15.98..........        436            6.17               14.61             380            14.57
16.00 - 17.25..........        222            5.98               16.96             199            17.01
17.50 - 19.09..........        234            4.37               18.76             229            18.77
20.50 - 23.25..........        321            3.39               21.27             291            21.18
25.25 - 36.78..........        136            5.59               30.43             126            29.95
40.91 - 92.78..........          2            2.77               74.46               2            74.46
                             -----                              ------           -----           ------
Total Stock Options....      1,352            5.10              $18.96           1,228           $18.98
                             =====            ====              ======           =====           ======



     The Company has one active equity incentive plan with 1.8 million shares available for grant at December 31, 2007.

  RESTRICTED AND DEFERRED SHARE UNITS

     The Company began issuing restricted share units (RSUs) in 2005. Each RSU awarded represents the right to receive one share of SPSS common stock on the date that the award vests. Generally, these grants vest ratably over a two or four year period. The Company also issues deferred share units (DSUs) to its directors on an annual basis. The DSUs are similar to the RSUs, except that under the terms of the equity incentive plan the DSUs that have been granted vest either immediately or, with respect to those grants made after 2006, on the earlier of the one year anniversary of the grant date or the date on which a director's directorship terminates other than for cause. In either case, the underlying shares are not delivered until a director leaves the Board of Directors. Compensation expense for both RSUs and DSUs is the product of the number of shares issued and the market value at the time of issuance. The RSUs are structured as deferred compensation and are being amortized on a straight-line basis over the related vesting period. DSUs granted in 2006 vested immediately and, therefore, the expense was recognized immediately. For DSUs granted in 2007, the expense is amortized on a straight-line basis over the related vesting period. The vesting period for the 2007 DSU grants is based on the terms of the equity incentive plan as detailed above. As the RSUs vest, the holder has the option to surrender RSUs as consideration for taxes associated with the transaction. In 2006 and 2007, there were approximately 11 thousand and 31 thousand RSUs, respectively, surrendered for taxes. As of December 31, 2007, there was approximately $9.4 million of unrecognized compensation cost related to RSUs that will be recognized over an estimate weighted average period of 2.72 years.

     Additional information regarding RSUs and DSUs is as follows (in thousands, except fair value data):

                                                   WEIGHTED AVERAGE          WEIGHTED AVERAGE          WEIGHTED AVERAGE
                                            2005      FAIR VALUE      2006      FAIR VALUE      2007      FAIR VALUE
                                            ----   ----------------   ----   ----------------   ----   ----------------
Outstanding at beginning of year.........    --             --          78        $18.20         273        $32.03
Share units granted......................    84         $18.10         250        $33.88         364        $35.35
Share units forfeited....................    (6)        $16.64         (18)       $25.91        (112)       $ 9.77
Share units vested.......................    --             --         (37)       $18.29         (96)       $ 8.11
                                             --         ------         ---                      ----
Outstanding at end of year...............    78         $18.20         273        $32.03         429        $43.07
                                             ==         ======         ===        ======        ====        ======



     The total amount of RSU and DSU expense included in the total share-based compensation expense noted above is $3,449 and $5,072 in 2006 and 2007, respectively.

(16) COMMON STOCK

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

(17) COMMON STOCK PURCHASED

     In March 2007, in connection with the issuance of the Notes discussed in
Note 10, the Company purchased 1.5 million shares of its outstanding common stock using approximately $50.0 million of the net proceeds from the sale of the Notes. These 1.5 million shares of outstanding common stock were retired in 2007.

     In April 2007, the Company's Board of Directors authorized the purchase of up to 2 million shares of issued and outstanding common stock. During November and December of 2007, the Company purchased 607 thousand shares of its issued and outstanding common stock at a cost of $21.8 million under this program. The Company retired 254 thousand shares of this purchased common stock in 2007. 353 thousand shares of purchased common stock remained in treasury as of December 31, 2007 and are reflected as a reduction of stockholders' equity under the caption "Treasury Stock."

(18) UNAUDITED QUARTERLY FINANCIAL INFORMATION

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

                             MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                               2006       2006        2006       2006       2007       2007        2007       2007
                             --------   --------   ---------   --------   --------   --------   ---------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
  License Fees.............   $29,873    $29,312    $30,013     $35,819    $34,972    $32,366    $34,477     $42,139
  Maintenance..............    26,063     27,428     27,970      27,816     28,926     30,449     28,475      30,462
  Services.................     6,290      6,739      6,701       7,508      6,268      6,107      9,328       7,031
                              -------    -------    -------     -------    -------    -------    -------     -------
     Net revenues..........    62,226     63,479     64,684      71,143     70,166     68,922     72,280      79,632
Operating expenses:
  Cost of license and
     maintenance revenues..     4,150      4,046      4,253       5,030      4,247      4,546      4,277       4,658
  Cost of license and
     maintenance
     revenues -- software
     write-offs............     1,283         --         --          --         --         --         --          --
  Sales, marketing and
     services..............    30,396     31,561     31,448      30,722     33,629     33,034     35,176      37,547
  Research and
     development...........    12,829     13,089     11,414      14,263     12,271     12,351     11,822      14,196
  General and
     administrative........     6,616      8,761      7,935       9,433      7,944      8,746      8,555       8,544
                              -------    -------    -------     -------    -------    -------    -------     -------
     Operating expenses....    55,274     57,457     55,050      59,448     58,091     58,677     59,830      64,945
Operating income...........     6,952      6,022      9,634      11,695     12,075     10,245     12,450      14,687
Other income (expenses)....       496     (1,552)      (692)      1,906        722      1,188      2,112       2,130
                              -------    -------    -------     -------    -------    -------    -------     -------
Income before income
  taxes....................     7,448      4,470      8,942      13,601     12,797     11,433     14,562      16,817
Income tax expense.........     2,607      1,922      3,189      11,603      4,646      4,242      6,190       6,806
                              -------    -------    -------     -------    -------    -------    -------     -------
Net income.................   $ 4,841    $ 2,548    $ 5,753     $ 1,998    $ 8,151    $ 7,191    $ 8,372     $10,011
                              =======    =======    =======     =======    =======    =======    =======     =======
Basic net income per
  share....................   $  0.25    $  0.13    $  0.29     $  0.10    $  0.42    $  0.39    $  0.44     $  0.53
                              =======    =======    =======     =======    =======    =======    =======     =======
Diluted net income per
  share....................   $  0.24    $  0.12    $  0.28     $  0.10    $  0.39    $  0.36    $  0.41     $  0.50
                              =======    =======    =======     =======    =======    =======    =======     =======
Shares used in basic per
  share....................    19,294     19,473     19,697      19,733     19,604     18,569     19,071      18,969
                              =======    =======    =======     =======    =======    =======    =======     =======
Shares used in diluted per
  share....................    20,266     20,922     20,649      20,794     20,997     19,928     20,304      20,120
                              =======    =======    =======     =======    =======    =======    =======     =======


                                                                     SCHEDULE II

                                    SPSS INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                    -----------------------
                                       BALANCE AT   CHARGED TO                             BALANCE AT
                                        BEGINNING    COSTS AND   CHARGED TO                  END OF
DESCRIPTION                             OF PERIOD    EXPENSES     REVENUES    DEDUCTIONS     PERIOD
-----------                            ----------   ----------   ----------   ----------   ----------
2005
Allowance for doubtful accounts,
  product returns, and
  cancellations......................    $2,465        $151(1)     $1,610       $2,478       $1,748
Inventory obsolescence reserve.......       311         411            --          398          324
2006
Allowance for doubtful accounts,
  product returns, and
  cancellations......................    $1,748        $163(1)     $1,995       $1,920       $1,986
Inventory obsolescence reserve.......       324          52            --           67          309
2007
Allowance for doubtful accounts,
  product returns, and
  cancellations......................    $1,986        $ 14(1)     $  735       $1,524       $1,211
Inventory obsolescence reserve.......       309         117            --           80          346


--------

   (1) - Included in General and Administrative expense in the Consolidated Statements of Income

   See accompanying reports of independent registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.

ITEM 9A.  CONTROLS AND PROCEDURES

     a. Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. SPSS reviews these disclosure controls and procedures on a quarterly basis. In connection with this review, SPSS has established a committee referred to as the "Disclosure Committee" that is responsible for accumulating potentially material information regarding the Company's activities and considering the materiality of this information. This Disclosure Committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Disclosure Committee is comprised of the Company's associate general counsel, principal accounting officer, senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of the SPSS senior management.

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

     c. Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item 10 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2007 and distributed in connection with the Company's 2008 Annual Meeting of Stockholders to be held on April 24, 2008, and such information is incorporated herein by reference.

     Information related to this Item 10, "Directors, Executive Officers and Corporate Governance" appears under the captions: "Election of Directors," "Officers and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information Concerning the Board of Directors -- Board Committees -- Audit Committee" in the definitive proxy statement.

CODE OF ETHICS

     SPSS has adopted the SPSS Inc. Second Amended and Restated Code of Business Conduct & Ethics (the "Code of Ethics") which is applicable to all of the SPSS directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions. The Code of Ethics satisfies all of the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act. The Code of Ethics also satisfies the listing standards established by the Nasdaq Stock Market, the stock market on which the Company's stock is listed. The Company has posted the Code of Ethics on its website at http://www.spss.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Corporate Secretary, SPSS Inc., 233 South Wacker Drive, 11th Floor, Chicago, Illinois 60606.

     SPSS has satisfied and intends to continue to satisfy its obligation to disclose any amendment to or waiver of a provision of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing similar functions by posting such information on its website at http://www.spss.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2007 and distributed in connection with the Company's 2008 Annual Meeting of Stockholders to be held on April 24, 2008, and such information is incorporated herein by reference.

     Information related to this Item 11, "Executive Compensation" appears under the captions: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year End," "Option Exercises and Stock Vested," "Potential Payments Upon Termination or Change of Control," "2007 Director Compensation," "Information Concerning the Board of Directors -- Board Committees -- Compensation Committee -- Compensation Committee Interlocks and Insider Participation" and "Information Concerning the Board of Directors -- Board Committees -- Compensation Committee -- Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2007 and distributed in connection with the Company's 2008 Annual Meeting of Stockholders to be held on April 24, 2008, and such information is incorporated herein by reference.

     Information related to this Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appears under the captions "Security Ownership of Certain Beneficial Owners and

Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in the definitive proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

     The information required by this Item 13 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2007 and distributed in connection with the Company's 2008 Annual Meeting of Stockholders to be held on April 24, 2008, and such information is incorporated herein by reference.

     Information related to this Item 13, "Certain Relationships and Related Transactions, and Director Independence" appears under the captions: "Certain Relationships and Related Transactions" and "Information Concerning the Board of Directors -- Director Independence" in the definitive proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is included in the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2007 and distributed in connection with the Company's 2008 Annual Meeting of Stockholders to be held on April 24, 2008, and such information is incorporated herein by reference.

     Information related to this Item 14, "Principal Accountant Fees and Services" appears under the caption "Ratification of the Appointment of Independent Auditors" in the definitive proxy statement.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) Consolidated Financial Statements commence on page 39:

          Consolidated Balance Sheets as of December 31, 2006 and 2007

          Consolidated Statements of Income for the years ended December 31, 2005, 2006 and 2007

          Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2006 and 2007

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2006 and 2007

          Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

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

                                                                              INCORPORATION
   EXHIBIT                                                                    BY REFERENCE
   NUMBER                        DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
   -------                       -----------------------                     ---------------
     2.1       Stock Purchase Agreement dated as of November 4, 2003, by    (9), Ex. 2.15
               and among SPSS Inc., SPSS International B.V. and the
               owners of all of the issued and outstanding shares of Data
               Distilleries B.V. identified on Exhibit A thereto.
     3.1       Certificate of Incorporation of SPSS.                        (1), Ex. 3.2
     3.2       Amended and Restated By-Laws of SPSS.                        (20), Ex. 3.1
     4.1       Amended and Restated Rights Agreement, dated as of August    (10), Ex. 4.2
               31, 2004, by and between SPSS Inc. and Computershare
               Investor Services LLC, as Rights Agent.
     4.2       Indenture related to the 2.50% Convertible Subordinated      (17), Ex. 4.1
               Notes due 2012, dated as of March 19, 2007, between SPSS
               Inc. and LaSalle Bank National Association, as Trustee
               (including form of 2.50% Convertible Subordinated Notes
               due 2012).
     4.3       Registration Rights Agreement, dated as of March 19, 2007,   (17), Ex. 4.2
               between SPSS Inc. and Merrill Lynch, Pierce, Fenner &
               Smith Incorporated.
    10.1       1995 Equity Incentive Plan.+                                 (2), Ex. 10.14
    10.2       Amended and Restated 1995 Equity Incentive Plan.+            (3), Appendix A
    10.3       Sublease Agreement, dated April 1, 1997, between Ernst &     (4), Ex. 10.20
               Young U.S. LLP and SPSS Inc.
    10.4       Second Amended and Restated 1995 Equity Incentive Plan.+     (5), Appendix A
    10.5       Third Amended and Restated 1995 Equity Incentive Plan.+      (6), Ex. 10.1
    10.6       1999 Employee Equity Incentive Plan.+                        (7), Ex. 4.1
    10.7       2000 Equity Incentive Plan.+                                 (8), Ex. 10.45
    10.8       OEM Agreement, dated as of November 5, 2004, by and
               between SPSS Inc. and Hyperion Solutions Corporation
    10.9       SPSS Inc. Employee Stock Purchase Plan+                      (11), Ex. 10.55
    10.10      Lease Agreement, dated as of November 22, 2005, by and       (12), Ex. 10.56
               between 233 S Wacker LLC and SPSS Inc.
    10.11      Distribution Agreement, dated as of January 3, 2006, by      (13), Ex. 10.57
               and between SPSS Inc. and Banta Global Turnkey Ltd.
    10.12      Second Amended and Restated 2002 Equity Incentive Plan+      (14), Appendix B
    10.13      Fourth Amendment to OEM Agreement, dated as of January 3,    (15), Ex. 10.1
               2007, by and between SPSS Inc. and Hyperion Solutions
               Corporation*
    10.14      2007 Executive Incentive Cash Compensation Plan+             (16), Ex. 10.1
    10.15      Form of Indemnification Agreement+                           (18), Ex. 10.1
    10.16      Employment Separation Agreement and Release, dated as of     (19), Ex. 10.1
               June 4, 2007, by and between SPSS Inc. and Jonathan P.
               Otterstatter.+
    10.17      Consulting Agreement, dated as of June 8, 2007, by and       (19), Ex. 10.2
               between SPSS Inc. and Jonathan P. Otterstatter.+
    10.18      Form of Change of Control Agreement+                         (21), Ex. 10.1
    10.19      Amended and Restated Employment Agreement, dated as of       (21), Ex. 10.2
               December 17, 2007, by and between SPSS Inc. and Jack
               Noonan.+
    10.20      Amended and Restated Employment Agreement, dated as of       (21), Ex. 10.3
               December 17, 2007, by and between SPSS Inc. and Raymond H.
               Panza.+
    21.1       Subsidiaries.
    23.1       Consent of Grant Thornton LLP.

                                                                              INCORPORATION
   EXHIBIT                                                                    BY REFERENCE
   NUMBER                        DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
   -------                       -----------------------                     ---------------
    31.1       Certification of the Chief Executive Officer and President
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2       Certification of the Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1       Certification of the Chief Executive Officer and President
               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2       Certification of the Chief Financial Officer pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.1       License Agreement, dated September 30, 1976, by and          (22), Ex. 99.1
               between SPSS Inc., as licensee, and Norman H. Nie and C.
               Hadlai Hull, as licensors.


--------

      * By order of the Securities and Exchange Commission dated July 13, 2007, a request for confidential treatment has been granted for certain portions of this exhibit. Confidential portions of this exhibit are omitted and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

    (1) Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 of SPSS Inc. filed on August 4, 1993. (File No. 33-64732)

    (2) Previously filed with 1995 Proxy Statement of SPSS Inc., filed on May 19, 1995. (File No. 000-22194)

    (3) Previously filed with 1996 Proxy Statement of SPSS Inc., filed on May 16, 1996 (File No. 000-22194)

    (4) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended March 31, 1997. (File No. 000-22194)

    (5) Previously filed with 1998 Proxy Statement of SPSS Inc., filed on May 19, 1998 (File No. 000-22194)

    (6) Previously filed with Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

    (7) Previously filed with the Registration Statement on Form S-8 of SPSS Inc., filed on September 15, 2000. (File No. 333-45900)

    (8) Previously filed with the Registration Statement on Form S-4 on of SPSS Inc., filed on December 19, 2000. (File No. 333-52216)

    (9) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated November 5, 2003, filed on November 18, 2003. (File No. 000-22194)

   (10) Previously filed with the Form 8-A12G/A of SPSS Inc. filed on August 31, 2004. (File No. 000-22194)

   (11) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated June 15, 2005, filed on June 15, 2005. (File No. 000-22194)

   (12) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated November 22, 2005, filed on November 23, 2005. (File No. 000-22194)

   (13) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated January 16, 2006, filed on January 17, 2006. (File No. 000-22194)

   (14) Previously filed with the 2006 Proxy Statement of SPSS Inc., filed on March 28, 2006. (File No. 000-22194)

   (15) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated January 3, 2007, filed on January 9, 2007. (File No. 000-22194)

   (16) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated February 8, 2007, filed on February 9, 2007. (File No. 000-22194)

   (17) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated March 19, 2007, filed on March 22, 2007. (File No. 000-22194)

   (18) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated May 21, 2007, filed on May 25, 2007. (File No. 000-22194)

   (19) Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc., for the quarterly period ended June 30, 2007. (File No. 000-22194)

   (20) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated October 25, 2007, filed on October 26, 2007. (File No. 000-22194)

   (21) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated December 17, 2007, filed on December 17, 2007. (File No. 000-22194)

   (22) Previously filed with the Current Report on Form 8-K of SPSS Inc., dated December 31, 2007, filed on December 31, 2007. (File No. 000-22194)

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPSS INC.

                                        By:          /s/ Jack Noonan
                                            ------------------------------------
                                                         Jack Noonan
                                            Chief Executive Officer, President
                                                             and
                                             Chairman of the Board of Directors
Date: February 21, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

           SIGNATURE                              TITLE                         DATE
           ---------                              -----                         ----
      /s/ Jack Noonan              Chief Executive Officer, President    February 21, 2008
                                      and Chairman of the Board of
-------------------------------                 Directors
          Jack Noonan

    /s/ Raymond H. Panza                Executive Vice President,        February 21, 2008
                                       Corporate Operations, Chief
-------------------------------      Financial Officer and Secretary
        Raymond H. Panza

     /s/ Marc D. Nelson                 Vice President, Corporate        February 21, 2008
                                        Controller and Principal
-------------------------------            Accounting Officer
         Marc D. Nelson

    /s/ William B. Binch                        Director                 February 21, 2008

-------------------------------
        William B. Binch

     /s/ Michael Blair                          Director                 February 21, 2008

-------------------------------
         Michael Blair

    /s/ Michael E. Lavin                        Director                 February 21, 2008

-------------------------------
        Michael E. Lavin

      /s/ Merritt Lutz                          Director                 February 21, 2008

-------------------------------
          Merritt Lutz

  /s/ Patricia B. Morrison                      Director                 February 21, 2008

-------------------------------
      Patricia B. Morrison

 /s/ Charles R. Whitchurch                      Director                 February 21, 2008

-------------------------------
     Charles R. Whitchurch

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                               DOCUMENT DESCRIPTION
   -------                              --------------------
    10.8       OEM Agreement, dated as of November 5, 2004, by and between SPSS Inc.
               and Hyperion Solutions Corporation
    21.1       Subsidiaries.
    23.1       Consent of Grant Thornton LLP.
    31.1       Certification of the Chief Executive Officer and President pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2       Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1       Certification of Chief Executive Officer and President pursuant to 18
               U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.
    32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
               1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.