Form 10-Q
period 2008-03-31
SPSS INC
filed 2008-04-30
CIK 869570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File Number: 000-22194
SPSS Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2815480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
233 S. Wacker Drive, Chicago, Illinois 60606
(Address of principal executive offices and zip code)
Registrant’s telephone number including area code: (312) 651-3000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of April 24, 2008, was 17,848,290.

SPSS INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$306,930	$294,586
Accounts receivable, net	56,580	48,509
Inventories, net	698	739
Deferred income taxes, net	3,964	3,840
Prepaid income taxes	3,301	3,874
Other current assets	4,162	6,027

Total current assets	375,635	357,575

Property, equipment and leasehold improvements, net	16,429	15,948
Capitalized software development costs, net	34,140	34,317
Goodwill	42,093	42,738
Intangibles, net	3,273	3,291
Deferred income taxes	22,731	22,776
Other noncurrent assets	6,759	6,814

Total assets	$501,060	$483,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,759	$7,678
Income taxes and value added taxes payable	14,737	16,033
Deferred revenues	83,862	85,283
Other accrued liabilities	32,988	24,578

Total current liabilities	139,346	133,572

Long-term debt	150,000	150,000
Noncurrent deferred income taxes, net	784	939
Noncurrent deferred revenue	1,577	1,450

Stockholders’ equity:
Common Stock, $.01 par value; 50,000,000 shares authorized; 18,905,933 and 17,824,698 issued at December 31, 2007 and March 31,2008, respectively	189	178
Additional paid-in capital	175,267	138,952
Treasury Stock; 353,100 shares at December 31, 2007, at cost	(12,680)	—
Accumulated other comprehensive income	2,696	4,657
Retained earnings	43,881	53,711

Total stockholders’ equity	209,353	197,498

Total liabilities and stockholders’ equity	$501,060	$483,459

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2008
Net revenues:
License	$34,972	$38,417
Maintenance	28,926	32,147
Services	6,268	7,677

Net revenues	70,166	78,241

Operating expenses:
Cost of license and maintenance revenues	4,247	5,299
Sales, marketing and services	33,629	39,160
Research and development	12,271	11,381
General and administrative	7,944	8,536

Operating expenses	58,091	64,376

Operating income	12,075	13,865

Other income (expense):
Net interest income	1,506	1,820
Other income (expense)	(784)	300

Other income	722	2,120

Income before income taxes	12,797	15,985
Income tax expense	4,646	6,155

Net income	$8,151	$9,830

Basic net income per share	$0.42	$0.55

Diluted net income per share	$0.39	$0.51

Share data:
Shares used in computing basic net income per share	19,604	17,916

Shares used in computing diluted net income per share	20,997	19,181

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2008
Net income	$8,151	$9,830

Other comprehensive income:
Foreign currency translation adjustment	1,017	1,961

Comprehensive income	$9,168	$11,791

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net income	$8,151	$9,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,076	4,842
Deferred income taxes	2,255	382
Excess tax benefit from share-based compensation	(255)	(148)
Amortization of share-based compensation	1,910	2,069
Changes in assets and liabilities:
Accounts receivable	5,546	10,375
Inventories	(27)	(36)
Prepaid and other assets	(1,518)	(1,749)
Accounts payable	1,211	(310)
Accrued expenses	(1,615)	(8,621)
Income taxes	2,288	372
Deferred revenue	(1,163)	(1,799)
Other, net	461	(1,064)

Net cash provided by operating activities	21,320	14,143

Cash flows from investing activities:
Capital expenditures	(693)	(945)
Capitalized software development costs	(3,584)	(3,099)

Net cash used in investing activities	(4,277)	(4,044)

Cash flows from financing activities:
Purchases of common stock	(49,998)	(27,870)
Proceeds from stock option exercises and employee stock purchase plan	2,060	2,101
Tax benefit from stock option exercises	255	148
Proceeds from issuance of long- term debt	150,000	—
Debt issuance costs	(4,281)	—

Net cash provided by (used in) financing activities	98,036	(25,621)

Effect of exchange rates on cash	798	3,178

Net change in cash and cash equivalents	115,877	(12,344)

Cash and cash equivalents at beginning of period	140,203	306,930

Cash and cash equivalents at end of period	$256,080	$294,586

Supplemental disclosures of cash flow information:
Interest paid	$45	$1,888
Income taxes paid	1,391	3,935
Cash received from income tax refunds	1,696	21
See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of Presentation
     The accompanying consolidated financial statements of SPSS Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is presumed that the reader has already read the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
NOTE 2 — Share-Based Compensation
     Share-based compensation expense, including expense related to restricted share units, under the provision of SFAS No. 123(R) was comprised as follows (in thousands) :

	Three Months Ended March 31,
	2007	2008
Sales, Marketing and Services	$476	$409
Research and Development	465	280
General and Administrative	969	1,380

Total share-based compensation expense	$1,910	$2,069

Additional information regarding stock options is as follows (in thousands, except per share data):

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Outstanding at December 31, 2007	1,352	$18.96	5.10
Granted	—	—	—
Forfeited and expired	—	—	—
Exercised	(65)	21.63	4.17

Outstanding at March 31, 2008	1,287	$18.83	4.99	$25,678

Options exercisable at March 31, 2008	1,218	$18.85	5.27	$24,280

     The total intrinsic value of stock options exercised during the three month period ended March 31, 2008 was $2.3 million.

		Weighted Average	Weighted Average
		Grant Date	Exercise
	Options	Fair Value	Price
Non-vested options at March 31, 2008	69	$9.38	$18.41

Vested options at March 31, 2008	1,218	$10.56	$18.85

     The Company did not grant stock options during either the three month period ended March 31, 2007 or the three month period ended March 31, 2008. The Company’s pre-tax compensation cost for share-based employee compensation related to stock options under SFAS No. 123(R) was $0.2 million ($0.1 million after tax effects) for the three month period ended March 31, 2008. As of March 31, 2008, there was approximately $0.7 million of unrecognized compensation cost related to unvested stock options granted prior to the adoption of SFAS No. 123(R). This cost is expected to be recognized over the weighted average life, straight line, expected at approximately four years.
     As of March 31, 2008, there was approximately $16.0 million of unrecognized compensation cost related to restricted share units that will be recognized over an estimated weighted average period of 3.2 years.
     The Company received $1.5 million and $1.4 million from stock options exercised during the three month periods ended March 31, 2007 and March 31, 2008, respectively.
     The Company has one active equity incentive plan with approximately 1.5 million shares available for grant at March 31, 2008.
NOTE 3 – Domestic and Foreign Operations
     Net revenues per geographic region are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008
United States	$27,800	$30,909

United Kingdom	9,116	9,638
The Netherlands	8,784	10,446
Other	11,843	12,876

Total Europe	29,743	32,960

Japan	8,343	10,139
Other	4,280	4,233

Total Pacific Rim	12,623	14,372

Total International	42,366	47,332

Net revenues	$70,166	$78,241

NOTE 4 – Earnings Per Common Share
     Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of contingently issuable shares, stock options and common shares issuable on conversion of the Company’s convertible notes. The Company computes the diluted weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008
Basic weighted average common shares outstanding	19,604	17,916
Dilutive effect of options and other equity	1,393	1,265

Diluted weighted average common shares outstanding	20,997	19,181

     There were 5 thousand and 2 thousand anti-dilutive shares not included in the diluted EPS calculation for the three month periods ended March 31, 2007 and 2008.
NOTE 5 – Cost Management Programs
     During 2007, the Company incurred expenses totaling $4.6 million related to a management reorganization and a planned consolidation of certain research and development facilities. These costs principally included employee severance costs, lease exit costs and the write-off of leasehold improvements. These costs were primarily recorded during the last three quarters of 2007 as a component of Research and Development expense in the Consolidated Statements of Income. As of March 31, 2008, the Company has remaining approximately $0.8 million in other accrued liabilities and $0.8 million in other noncurrent liabilities related to these expenses and expects the liabilities to be paid by 2010.
NOTE 6 – Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.  It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the adoption of SFAS 157 on January 1, 2008 was limited to financial assets and liabilities. The initial adoption did not have a material impact on the Company’s consolidated financial statements. The Company is evaluating this standard with respect to its effect on non-financial assets and liabilities and has not determined the impact that it will have, if any, on the consolidated financial statements upon full adoption.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.”  EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered.  If the Company does not expect to have the goods delivered or services performed, the advance should be expensed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2007.  The Company adopted EITF 07-03 effective January 1, 2008, as required. The adoption did not have a material effect on the consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation.  The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007.  SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements
NOTE 7 – Financing Arrangements
     On March 27, 2008, the Company entered into a three-year senior revolving credit facility (the “Credit Facility”) that enables the Company to borrow up to $50 million.  The Credit Facility was entered into between the Company and LaSalle Bank National Association, as lender (the “Lender”).  Borrowings under the Credit Facility may be borrowed by the Company (or one or more subsidiaries designated by the Company) in U.S. dollars, Australian dollars, Euros, Pounds Sterling, Japanese Yen and in other currencies that the Lender may approve from time to time.  Borrowings under the Credit Facility will bear interest at a rate per annum equal to the applicable eurocurrency rate plus a 0.50% spread.  The Company will pay a fee of 0.10% of the unused amount of the Credit Facility.  The Company has guaranteed the obligations of all subsidiary borrowers under the Credit Facility. As of March 31, 2008, the Company had not borrowed any funds under this credit facility.
NOTE 8 – Common Stock Purchased
     In May 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to 2 million shares of its issued and outstanding common stock. During November and December of 2007, the Company purchased 607 thousand shares of its issued and outstanding common stock at a cost of $21.8 million under this program. The Company retired 254 thousand shares of this purchased common stock in 2007. The remaining 353 thousand shares of purchased common stock were retired during the three months ended March 31, 2008. Additionally, during the three months ended March 31, 2008, the Company purchased, and subsequently retired, an additional 854 thousand shares of its issued and outstanding common stock at a cost of $27.9 million under this program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this quarterly report on form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof. The Company cautions investors that its business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond the Company’s control, actual results could differ materially from those expressed in or implied by the forward-looking statements. The potential risks and uncertainties that could cause results to differ materially include, but are not limited to: the Company’s ability to predict revenue, the Company’s ability to respond to rapid technological changes, a potential loss of relationships with third parties from whom the Company licenses certain software, fluctuations in currency exchange rates, the impact of new accounting pronouncements, increased competition and risks associated with product performance and market acceptance of new products. A detailed discussion of these and other risk factors that affect the Company’s business is contained in the Company’s annual reports on form 10-K, particularly under the heading “Risk Factors.” The Company does not intend to update these forward-looking statements to reflect actual future events.
The following discussion should be read in conjunction with the Company’s financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 TO THREE MONTHS ENDED MARCH 31, 2008.
NET REVENUES

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
License	$34,972	$38,417	$3,445	10%	50%	49%
Maintenance	28,926	32,147	3,221	11%	41%	41%
Services	6,268	7,677	1,409	22%	9%	10%

Net revenues	$70,166	$78,241	$8,075	12%	100%	100%

     The increase in license revenues was primarily driven by higher sales of statistical analysis tools in all major geographic regions. From the three month period ended March 31, 2007 to the three month period ended March 31, 2008, license revenues increased by $1.9 million in the United States, $1.4 million in the Pacific Rim and $0.1 million in Europe. Changes in foreign currency exchange rates increased license revenues by $2.4 million in the three month period ended March 31, 2008.
     The increase in maintenance revenues was primarily due to higher renewal rates in certain geographic regions. From the three month period ended March 31, 2007 to the three month period ended March 31, 2008, maintenance revenues increased by $2.3 million in Europe, $0.8 million in the Pacific Rim and $0.1 million in the United States. Changes in foreign currency exchange rates increased maintenance revenues by $1.9 million in the three month period ended March 31, 2008.

     Service revenues increased primarily due to an increase in consulting projects as a result of higher license revenue in 2008. During the three month period ended March 31, 2008, service revenues increased by $1.1 million in the United States and $0.8 million in Europe partially offset by a decline of $0.5 million in the Pacific Rim. Changes in foreign currency rates increased service revenues by $0.4 million for the three month period ended March 31, 2008.
     Net revenues per geographic region, percentage changes and percent of total revenues for the three month period ended March 31, 2008 was as follows:

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
United States	$27,800	$30,909	$3,109	11%	40%	40%

United Kingdom	9,116	9,638	522	6%	13%	12%
The Netherlands	8,784	10,446	1,662	19%	12%	13%
Other	11,843	12,876	1,033	9%	17%	17%

Total Europe	29,743	32,960	3,217	11%	42%	42%

Japan	8,343	10,139	1,796	22%	12%	13%
Other	4,280	4,233	(47)	(1)%	6%	5%

Total Pacific Rim	12,623	14,372	1,749	14%	18%	18%

Total International	42,366	47,332	4,966	12%	60%	60%

Net revenues	$70,166	$78,241	$8,075	12%	100%	100%

     Net revenue growth in 2008 reflected the increased demand for desktop statistical analysis tools, a strong renewal base for the Company’s product offerings, consulting services and the impact of foreign currency exchange rates.
     Net revenues derived internationally increased 12% from the three month period ended March 31, 2007 to the three month period ended March 31, 2008. This increase resulted from expansion in generally all significant international markets including the United Kingdom, the Netherlands, Spain, Sweden and Japan. Net revenues from international regions also increased due to changes in foreign currency exchange rates which resulted in a total increase in international revenues of $4.7 million, the most significant portions of which are $1.3 million in the Netherlands, $1.1 million in Japan, $1.4 million in other Euro-denominated countries and $0.4 million in Australia. Net revenues derived from the United States increased by 11% reflecting increases in license and service revenue categories.
COST OF LICENSE AND MAINTENANCE REVENUES

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Three months ended March 31,	$4,247	$5,299	$1,052	25%	6%	7%
     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs increased from the three month period ended March 31, 2007 to the three month period ended March 31, 2008 primarily due to $0.6 million of higher product material and delivery costs related to higher license revenues as well as increased amortization of capitalized software development costs of $0.3 million. The Company expects the cost of license and maintenance revenues to remain relatively constant as a percentage of total revenues at 7% for the remainder of 2008.

SALES, MARKETING AND SERVICES

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Three months ended March 31,	$33,629	$39,160	$5,531	16%	48%	50%
     Sales, marketing and services expenses increased from the three month period ended March 31, 2007 to the three month period ended March 31, 2008 primarily due to annual compensation merit increases, increased compensation costs associated with higher revenues, and increased investment in marketing programs during the three month period ended March 31, 2008. Changes in foreign currency exchange rates contributed $1.9 million to the increase in the three month period ended March 31, 2008.
RESEARCH AND DEVELOPMENT

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Three months ended March 31,	$12,271	$11,381	$(890)	(7)%	17%	15%
     Research and development costs decreased from the three month period ended March 31, 2007 to the three month period ended March 31, 2008 primarily due to decreased project related expenses and improved productivity and rationalization of resources, principally through office consolidation in the United States and Europe during the second half of 2007. The Company expects the research and development costs to remain relatively constant as a percentage of total revenues at 15% for the remainder of 2008.
GENERAL AND ADMINISTRATIVE

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Three months ended March 31,	$7,944	$8,536	$592	7%	12%	11%
     General and administrative expenses increased from the three month period ended March 31, 2007 to the three month period ended March 31, 2008 primarily due to increased costs of $0.4 million due to share-based expense under SFAS No. 123 (R) for the three month period ended March 31, 2008.
NET INTEREST INCOME

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Three months ended March 31,	$1,506	$1,820	$314	21%	2%	2%
     Net interest income increased from the three month period ended March 31, 2007 to the three month period ended March 31, 2008 principally due to higher investment cash balances. In March 2007, the Company completed a private placement of convertible notes yielding a net increase in cash of approximately $96 million, following the concurrent purchase of outstanding common stock and payment of offering costs.

OTHER INCOME (EXPENSE)

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Three months ended March 31,	$(784)	$300	$1,084	NM	(1)%	—%
     Other income (expense) changed from expense for the three month period ended March 31, 2007 to income for the three month period ended March 31, 2008 primarily due to transactional gains in 2008 resulting from changes in the value of Singapore dollar denominated receivables/payables, U.S. dollar denominated cash held in foreign countries and the increase in value of U.S. dollar-denominated receivables held in international locations, principally related to the Euro and the Japanese Yen.
INCOME TAX EXPENSE

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Pre-Tax Income
	2007	2008	Change	Change	2007	2008
	(In thousands)
Three months ended March 31,	$4,646	$6,155	$1,508	32%	36.3%	38.5%
     The income tax provision increased from the three month period ended March 31, 2007 to the three month period ended March 31, 2008 reflecting higher income. The increase in the tax rate generally reflected the mix of income to higher tax jurisdictions. The income tax provision was 38.5% of pretax income for the three month period ended March 31, 2008. Generally, the Company expects its full year effective tax rate to be 37% to 39%.
LIQUIDITY AND CAPITAL RESOURCES
     During the three month period ended March 31, 2008, SPSS generated cash in excess of its operating requirements. As of March 31, 2008, SPSS had $294.6 million in cash and cash equivalents compared with $306.9 million at December 31, 2007. The decrease in cash principally resulted from the purchase of outstanding common stock of $27.9 million partially offset by cash generated from operating activities of $14.1 million. Factors affecting cash and cash equivalents during the three month period ended March 31, 2008 include:
Operating Cash Flows:
•	Cash derived from operating activities was $14.1 million. This cash resulted primarily from net income and receivable collections, partially offset by accrued expenses.

•	Accounts receivable increased operating cash flow by $10.4 million reflecting favorable collections. Average days sales outstanding were 57 days at March 31, 2008, compared to 65 days at December 31, 2007 and 64 days at March 31, 2007.

•	Accrued expenses, including the timing of purchases of common stock, decreased operating cash flow by $8.6 million.
Investing Activities:
•	Capital expenditures were $0.9 million.

•	Capitalized software development costs were $3.1 million.
Financing Activities:
•	Purchases of outstanding common stock in 2008 used $27.9 million of cash

•	Cash proceeds of $2.1 million received from the issuance of common stock, primarily through the exercise of stock options.

•	Tax benefits recognized from stock option exercises were $0.1 million.

     Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $4.0 million. Management believes that cash flows from future operating activities will be more than adequate to meet future capital expenditures and software development costs.
     On March 19, 2007, the Company issued $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the “Convertible Notes”) in a private placement. The Convertible Notes bear interest at a rate of 2.50% per year payable semiannually in arrears on March 15 and September 15 of each year. The Convertible Notes will mature on March 15, 2012.
     The Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) based on an initial conversion rate of 21.3105 shares of Common Stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $46.93 per share) only under the following circumstances: (1) during any calendar quarter beginning after June 30, 2007 (and only during such calendar quarter), if the closing sale price of the Common Stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of that period was less than 98% of the product of the closing price of the Common Stock for each day in that period and the conversion rate; (3) if specified distributions to holders of the Common Stock occur; (4) if a fundamental change occurs; or (5) during the period beginning on February 15, 2012 and ending on the close of business on the business day immediately preceding the maturity date. If the Company makes a physical settlement election as described below, the Convertible Notes will become convertible at the option of the holder at any time after the date of such physical settlement election and prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes.
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
     As of March 31, 2008, the Convertible Notes were not convertible and the holders of the Convertible Notes had no right to require the Company to repurchase the Convertible Notes.
     On March 27, 2008, the Company entered into a three-year senior revolving credit facility (the “Credit Facility”) that enables the Company to borrow up to $50 million.  The Credit Facility was entered into between the Company and LaSalle Bank National Association, as lender (the “Lender”).  Borrowings under the Credit Facility may be borrowed by the Company (or one or more subsidiaries designated by the Company) in U.S. dollars, Australian dollars, Euros, Pounds Sterling, Japanese Yen and in other currencies that the Lender may approve from time to time.  Borrowings under the Credit Facility will bear interest at a rate per annum equal to the applicable eurocurrency rate plus a 0.50% spread.  The Company will pay a fee of 0.10% of the unused amount of the Credit Facility.  The Company has guaranteed the obligations of all subsidiary borrowers under the Credit Facility. As of March 31, 2008, the Company had not borrowed any funds under this credit facility.

Borrowings under the Credit Facility are subject to the Company’s satisfaction of various conditions at the time of borrowing. The Credit Facility contains the following financial covenants:
•	the Company is required to have consolidated EBITDA of at least $40,000,000 for each period of four consecutive fiscal quarters; and

•	the Company is required to maintain a ratio of (a) (x) consolidated total debt less (y) cash and cash equivalents to (b) consolidated EBITDA of not greater than 2.50 to 1, with compliance with such covenant to be tested on the last day of each fiscal quarter.
     The Credit Facility contains other customary covenants, including restrictions on liens, asset sales, acquisitions and debt permitted to be incurred by subsidiaries, and events of default.  The remedies for events of default are customary for this type of credit facility. The Company was in compliance with all conditions and covenants as of March 31, 2008.
     SPSS intends to fund its future capital needs through operating cash flows and cash and cash equivalents on hand. SPSS anticipates that these amounts will be sufficient to fund the Company’s operations and capital requirements at the current level of operations. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary additional capital will then be available to SPSS on favorable terms or at all.
CRITICAL ACCOUNTING POLICIES
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, impairment of goodwill and intangible assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see “Critical Accounting Policies and Estimates” in the SPSS Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 21, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.  It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the adoption of SFAS 157 on January 1, 2008 was limited to financial assets and liabilities. The initial adoption did not have a material impact on the Company’s consolidated financial statements. The Company is evaluating this standard with respect to its effect on non-financial assets and liabilities and has not determined the impact that it will have, if any, on the consolidated financial statements upon full adoption.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.”  EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered.  If the

Company does not expect to have the goods delivered or services performed, the advance should be expensed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2007.  The Company intends to adopt EITF 07-03 effective January 1, 2008 and does not expect the implementation to have a material effect on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation.  The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007.  SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from fluctuations in interest rates on cash and cash equivalents. As of March 31, 2008, the Company had $294.6 million of cash and cash equivalents. A 100 basis point decrease in interest rates would result in $2.9 million of lower annual interest income, assuming the same level of cash and cash equivalents.
     The Company is exposed to risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company’s operations and revenue occur outside of the United States, and in currencies other than the U.S. dollar, the Company’s results can be significantly affected by changes in foreign currency exchange rates. Additionally, these changes can significantly affect intercompany balances that are denominated in different currencies.
     Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at March 31, 2008, the reported cash balance would decrease $11.1 million from a reported cash balance of $294.6 million at March 31, 2008.
ITEM 4. Controls and Procedures
     Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s Disclosure Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     A summary of the Company’s repurchase activity for the three months ended March 31, 2008 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Total Number of
Shares Purchased as
			Part of Publicly	Maximum Number of Shares
	Total Number of	Average Price	Announced Plans or	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Programs	Under the Plans or Program (1)
January 1, 2008 to January 31, 2008	853,800	$ 32.64	853,800	539,000
February 1, 2008 to February 29, 2008	—	—	—	—
March 1, 2008 to March 31, 2008	—	—	—	—

Total	853,800	$ 32.64	853,800	539,000

(1)	On May 1, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of 2,000,000 shares of its issued and outstanding common stock. This authorization extends until December 31, 2008.

ITEM 6. Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)

10.1	Credit Agreement, dated as of March 27, 2008, by and between SPSS Inc., as Borrower, and LaSalle Bank National Association, as Lender	(1), Ex. 10.1

31.1	Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated March 27, 2008, filed on March 27, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPSS Inc.
Date: April 30, 2008	By:	/s/ Jack Noonan
Jack Noonan
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: April 30, 2008	By:	/s/ Raymond H. Panza
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