Form 10-Q
period 2008-06-30
SPSS INC
filed 2008-07-30
CIK 869570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission File Number: 000-22194
SPSS Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2815480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
233 S. Wacker Drive, Chicago, Illinois 60606
(Address of principal executive offices and zip code)
Registrant’s telephone number including area code: (312) 651-3000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of July 24, 2008, was 18,114,915.

SPSS INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$306,930	$305,996
Accounts receivable, net	56,580	47,194
Inventories, net	698	719
Deferred income taxes, net	3,964	4,373
Prepaid income taxes	3,301	7,472
Other current assets	4,162	6,318

Total current assets	375,635	372,072

Property, equipment and leasehold improvements, net	16,429	16,014
Capitalized software development costs, net	34,140	35,130
Goodwill	42,093	42,683
Intangibles, net	3,273	4,427
Deferred income taxes	22,731	21,374
Other noncurrent assets	6,759	6,622

Total assets	$501,060	$498,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,759	$8,408
Income taxes and value added taxes payable	14,737	16,078
Deferred revenues	83,862	85,204
Other accrued liabilities	32,988	26,876

Total current liabilities	139,346	136,566

Long-term debt	150,000	150,000
Noncurrent deferred income taxes, net	784	999
Other noncurrent liabilities	1,577	1,468

Stockholders’ equity:
Common Stock, $.01 par value; 50,000,000 shares authorized; 18,905,933 and 18,030,730 issued at December 31, 2007 and June 30, 2008, respectively	189	180
Additional paid-in capital	175,267	142,512
Treasury Stock; 353,100 shares at December 31, 2007, at cost	(12,680)	—
Accumulated other comprehensive income	2,696	5,054
Retained earnings	43,881	61,543

Total stockholders’ equity	209,353	209,289

Total liabilities and stockholders’ equity	$501,060	$498,322

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net revenues:
License	$32,366	$34,823	$67,338	$73,240
Maintenance	30,449	33,184	59,375	65,331
Services	6,107	7,694	12,375	15,371

Net revenues	68,922	75,701	139,088	153,942

Operating expenses:
Cost of license and maintenance revenues	4,546	5,221	8,793	10,520
Sales, marketing and services	33,034	38,767	66,663	77,927
Research and development	12,351	11,305	24,622	22,686
General and administrative	8,746	9,495	16,690	18,031

Operating expenses	58,677	64,788	116,768	129,164

Operating income	10,245	10,913	22,320	24,778

Other income (expense):
Net interest income	1,749	1,166	3,255	2,986
Other expense	(561)	(468)	(1,345)	(168)

Other income	1,188	698	1,910	2,818

Income before income taxes	11,433	11,611	24,230	27,596
Income tax expense	4,242	3,779	8,888	9,934

Net income	$7,191	$7,832	$15,342	$17,662

Basic net income per share	$0.39	$0.44	$0.80	$0.99

Diluted net income per share	$0.36	$0.41	$0.75	$0.92

Share data:
Shares used in computing basic net income per share	18,569	17,936	19,197	17,926

Shares used in computing diluted net income per share	19,928	19,072	20,529	19,154

See accompanying notes to consolidated financial statements

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income	$7,191	$7,832	$15,342	$17,662

Other comprehensive income:
Foreign currency translation adjustment	396	397	1,413	2,358

Comprehensive income	$7,587	$8,229	$16,755	$20,020

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net income	$15,342	$17,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,397	9,859
Deferred income taxes	5,899	2,404
Excess tax benefit from share-based compensation	(5,302)	(1,241)
Amortization of share-based compensation	4,542	4,538
Changes in assets and liabilities:
Accounts receivable	5,405	11,391
Inventories	(106)	(18)
Prepaid and other assets	558	(2,053)
Accounts payable	(306)	466
Accrued expenses	427	(6,288)
Income taxes	(126)	(3,085)
Deferred revenue	92	(1,504)
Other, net	(135)	(3,348)

Net cash provided by operating activities	34,687	28,783

Cash flows from investing activities:
Capital expenditures	(2,674)	(2,816)
Capitalized software development costs	(7,801)	(6,802)
Purchase of business and intangible assets	—	(1,245)

Net cash used in investing activities	(10,475)	(10,863)

Cash flows from financing activities:
Purchase of common stock	(49,998)	(27,870)
Proceeds from stock option exercises and employee stock purchase plan	12,610	4,204
Tax benefit from stock option exercises	5,302	1,241
Proceeds from issuance of long- term debt	150,000	—
Debt issuance costs	(4,281)	—

Net cash provided by (used in) financing activities	113,633	(22,425)

Effect of exchange rates on cash	359	3,571

Net change in cash and cash equivalents	138,204	(934)

Cash and cash equivalents at beginning of period	140,203	306,930

Cash and cash equivalents at end of period	$278,407	$305,996

Supplemental disclosures of cash flow information:
Interest paid	$48	$1,896
Income taxes paid	3,915	9,432
Cash received from income tax refunds	1,736	22
See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Basis of Presentation
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
NOTE 2 — Share-Based Compensation
     Share-based compensation expense, including expense related to restricted share units, deferred share units and stock options under the provision of SFAS No. 123(R) was comprised as follows (in thousands) :

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Sales, Marketing and Services	$479	$401	$955	$810
Research and Development	495	275	960	555
General and Administrative	1,658	1,793	2,627	3,173

Total share-based compensation expense	$2,632	$2,469	$4,542	$4,538

NOTE 3 — Domestic and Foreign Operations
     Net revenues per geographic region are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Americas	$28,540	$30,297	$56,340	$61,206

United Kingdom	8,941	9,924	18,057	19,562
The Netherlands	9,516	11,099	18,300	21,545
Other	12,525	14,200	24,368	27,076

Total Europe	30,982	35,223	60,725	68,183

Japan	4,998	5,187	13,341	15,326
Other	4,402	4,994	8,682	9,227

Total Pacific Rim	9,400	10,181	22,023	24,553

Total International	40,382	45,404	82,748	92,736

Total revenues	$68,922	$75,701	$139,088	$153,942

NOTE 4 — Earnings Per Common Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Basic weighted average common shares outstanding	18,569	17,936	19,197	17,926
Dilutive effect of stock options and other equity	1,359	1,136	1,332	1,228

Diluted weighted average common shares outstanding	19,928	19,072	20,529	19,154

     Anti-dilutive shares not included in the diluted EPS calculation for the three and six month periods ended June 30, 2007 and June 30, 2008 were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2007	2008	2007	2008
1	22	3	12
NOTE 5 — Cost Management Programs
     During 2007, the Company incurred expenses totaling $4.6 million related to a management reorganization and a planned consolidation of certain research and development facilities. These costs principally included employee severance costs, lease exit costs and the write-off of leasehold improvements. These costs were primarily recorded during the last three quarters of 2007 as a component of Research and Development expense in the Consolidated Statements of Income. As of June 30, 2008, the Company has remaining approximately $0.8 million in other accrued liabilities and $0.7 million in other noncurrent liabilities related to these expenses and expects the liabilities to be paid by 2010.
NOTE 6 — Recent Accounting Pronouncements
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
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of FSP No. FAS 142-3 on its consolidated financial statements. However, the Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial statements.
     In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP” or “FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.
NOTE 7 — Financing Arrangements
     On March 27, 2008, the Company entered into a three-year senior revolving credit facility (the “Credit Facility”) that enables the Company to borrow up to $50 million. The Credit Facility was entered into between the Company and LaSalle Bank National Association, as lender (the “Lender”). Borrowings under the Credit Facility may be borrowed by the Company (or one or more subsidiaries designated by the Company) in U.S. dollars, Australian dollars, Euros, Pounds Sterling, Japanese Yen and in other currencies that the Lender may approve from time to time. Borrowings under the Credit Facility bear interest at a rate per annum equal to the applicable eurocurrency rate plus a 0.50% spread. The Company pays a fee of 0.10% of the unused amount of the Credit Facility. The Company has guaranteed the obligations of all subsidiary borrowers under the Credit Facility. As of June 30, 2008, the Company had not borrowed any funds under this credit facility.
NOTE 8 — Common Stock Purchased
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
NOTE 9 — Datab Gmbh
     During the six month period ended June 30, 2008, the Company reached a final agreement to terminate the distribution agreement with Datab GmbH, a distributor in Germany. The Company integrated the business operations for the SPSS software previously sold under the distribution agreement into its existing German office. The result of this transaction was a $1.2 million addition to intangible assets, with a useful life of ten years.

NOTE 10 — Contingencies
     Basu Litigation
     SPSS Inc. has been named as a defendant in a lawsuit filed on December 6, 2002 in the United States District Court for the Southern District of New York, under the caption Basu v. SPSS Inc., et al., Case No. 02CV9694. The complaint alleges that, in connection with the issuance and initial public offering of shares of common stock of NetGenesis Corp., the registration statement and prospectus filed with the Securities and Exchange Commission in connection with the IPO contained material misrepresentations and/or omissions. The alleged violations of the federal securities laws took place prior to December 31, 2001, the effective date of the merger in which the Company’s acquisition subsidiary merged with and into NetGenesis Corp. NetGenesis Corp. is now a wholly owned subsidiary of SPSS. Other defendants to this action include the former officers and directors of NetGenesis Corp. and the investment banking firms that acted as underwriters in connection with the IPO. The plaintiff is seeking unspecified compensatory damages, prejudgment and post-judgment interest, reasonable attorney fees, experts’ witness fees and other costs and any other relief deemed proper by the Court. The Company is aggressively defending itself, and plans to continue to aggressively defend itself against the claims set forth in the complaint. The Company and the named officers and directors filed an answer to the complaint on July 14, 2003. At this time, the Company believes the lawsuit will be settled with no material adverse effect on its results of operations, financial condition, or cash flows.
     Trademark Litigation
     On January 3, 2008, the Company filed a complaint for declaratory judgment in the U.S. District Court for the Northern District of Illinois against Norman H. Nie and C. Hadlai Hull. The filing of the complaint was in response to recent assertions by Dr. Nie that the Company’s use of the SPSS trademark is subject to a License Agreement (the “Agreement”) dated September 30, 1976 between a predecessor of the Company, as licensee, and Norman H. Nie and C. Hadlai Hull, as licensors. Dr. Nie has stated his desire to enforce his alleged rights under the Agreement, which he claims include the right to inspect and approve products sold under the SPSS trademark and to obtain other information regarding those products. The complaint seeks a declaratory judgment that Dr. Nie and Mr. Hull are estopped from enforcing any rights under the Agreement and that the Company shall be deemed to have an irrevocable, assignable and exclusive license to use the SPSS trademark.
     On January 28, 2008, Dr. Nie and Mr. Hull filed a counterclaim against the Company. The counterclaim asserts that the Company has repudiated the Agreement and that the Company’s use of the SPSS trademark is unauthorized and constitutes an infringement on their rights as owners of the trademark. The counterclaim seeks an injunction prohibiting the Company from continuing to use the SPSS trademark and an award of damages, costs and attorneys fees.
     On February 15, 2008, the Company filed its answer to the counterclaim. In its answer, the Company denies liability for trademark infringement and asserts that Dr. Nie and Mr. Hull are barred from asserting the counterclaim on several grounds, including but not limited to the doctrines of estoppel, laches and waiver.
     In May 2008, Dr. Nie filed an amended counterclaim to reflect that Mr. Hull had subsequently assigned his claims to Dr. Nie.
NOTE 11 — Subsequent Events
     In July 2008, the United States Internal Revenue Service (IRS) concluded its audits of the Company’s income tax returns for the periods ended December 31, 2002, 2003 and 2004. As of December 31, 2007 and June 30, 2008, the Company had approximately $10.5 million reserved for unrecognized tax benefits related to the IRS audits. Based on the conclusion of these audits, the Company believes that the amounts provided were appropriate. Any adjustments required based on the conclusions of the IRS audits will be recorded in the third quarter of 2008. However, the Company does not anticipate a significant adjustment to the amounts provided related to these IRS audits.

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
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THREE MONTHS ENDED JUNE 30, 2008, AND COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO SIX MONTHS ENDED JUNE 30, 2008 .
NET REVENUES

	Three Months Ended
	June 30,	June 30,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
License	$32,366	$34,823	$2,457	8%	47%	46%
Maintenance	30,449	33,184	2,735	9%	44%	44%
Services	6,107	7,694	1,587	26%	9%	10%

Net revenues	$68,922	$75,701	$6,779	10%	100%	100%

	Six Months Ended
	June 30,	June 30,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
License	$67,338	$73,240	$5,902	9%	48%	48%
Maintenance	59,375	65,331	5,956	10%	43%	42%
Services	12,375	15,371	2,996	24%	9%	10%

Net revenues	$139,088	$153,942	$14,854	11%	100%	100%

     The increases in license revenues were primarily driven by higher sales of market research products in the United States and higher sales of statistical tools in all major geographic regions. From the three month period ended June 30, 2007 to the three month period ended June 30, 2008, license revenues increased by $1.3 million in the United States and $1.1 million in Europe. From the six month period ended June 30, 2007 to the six month period ended June 30, 2008, license revenues increased by $3.2 million in the United States, $1.4 million in the Pacific Rim and $1.3 million in Europe. Foreign currency increased license revenues $2.3 million and $4.8 million in the three and six month periods ended June 30, 2008.
     The increase in maintenance revenues was primarily due to higher renewal rates in certain geographic regions. From the three month period ended June 30, 2007 to the three month period ended June 30, 2008, maintenance revenues increased by $2.1 million in Europe, increased by $0.8 million in the Pacific Rim and decreased by $0.2 million in the United States. From the six month period ended June 30, 2007 to the six month period ended June 30, 2008, maintenance revenues increased by $4.5 million in Europe, increased by $1.6 million in the Pacific Rim and decreased by $0.1 million in the United States. Foreign currency increased maintenance revenues by $2.0 million and $3.9 million in the three and six month periods ended June 30, 2008.
     The increases in service revenues were primarily due to an increased number of consulting projects as a result of higher license revenues in 2008. From the three month period ended June 30, 2007 to the three month period ended June 30, 2008, service revenues increased by $0.9 million in Europe and $0.7 million in the United States. From the six month period ended June 30, 2007 to the six month period ended June 30, 2008, service revenues increased by $1.7 million in Europe, $1.8 million in the United States and decreased $0.5 million in the Pacific Rim. Foreign currency increased service revenues by $0.4 million and $0.8 million in the three and six month periods ended June 30, 2008.
     Net revenues per geographic region, percent changes and percent of total revenues for the three and six month periods ended June 30, 2007 and June 30, 2008 were as follows:

	Three Months Ended
	June 30,	June 30,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Americas	$28,540	$30,297	$1,757	6%	41%	40%

United Kingdom	8,941	9,924	983	11%	13%	13%
The Netherlands	9,516	11,099	1,583	17%	14%	15%
Other	12,525	14,200	1,675	13%	18%	19%

Total Europe	30,982	35,223	4,241	14%	45%	47%

Japan	4,998	5,187	189	4%	7%	7%
Other	4,402	4,994	592	13%	7%	6%

Total Pacific Rim	9,400	10,181	781	8%	14%	13%

Total International	40,382	45,404	5,022	12%	59%	60%

Net revenues	$68,922	$75,701	$6,779	10%	100%	100%

	Six Months Ended
	June 30,	June 30,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Americas	$56,340	$61,206	$4,866	9%	41%	40%

United Kingdom	18,057	19,562	1,505	8%	13%	13%
The Netherlands	18,300	21,545	3,245	18%	13%	14%
Other	24,368	27,076	2,708	11%	17%	17%

Total Europe	60,725	68,183	7,458	12%	43%	44%

Japan	13,341	15,326	1,985	15%	10%	10%
Other	8,682	9,227	545	6%	6%	6%

Total Pacific Rim	22,023	24,553	2,530	11%	16%	16%

Total International	82,748	92,736	9,988	12%	59%	60%

Net revenues	$139,088	$153,942	$14,854	11%	100%	100%

     Net revenue growth in 2008 reflected the increased demand for statistical analysis tools, increased revenue from market research products in the U.S., a steady renewal base for the Company’s product offerings, consulting services and the impact of foreign currency exchange rates.
     Net revenues derived internationally increased 12% from both the three and six month periods ended June 30, 2007 to the three and six month periods ended June 30, 2008. This increase resulted from higher revenue in generally all significant international markets including the United Kingdom, the Netherlands, Japan, Germany, France, Spain, Southeast Asia and Australia. Foreign currency was a significant factor in the increase in international revenues resulting in a total increase in international revenues of $4.8 million and $9.5 million for the three and six month periods ended June 30, 2008. International revenue increased in 2008 due to foreign currency from the similar periods in 2007 as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2008
Country (Currency)	(In thousands)	(In thousands)
Netherlands (Euro)	$1,507	$2,778
Other Euro-denominated countries	1,615	3,033
Japan (Yen)	803	1,932
Australia (Australian dollar)	381	785
Other currencies	459	975

Total	$4,765	$9,503

     Net revenues derived from the United States increased by 6% and 9% for the three and six month periods ended June 30, 2008 reflecting increases in license and service revenue categories.
COST OF LICENSE AND MAINTENANCE REVENUES

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended June 30,	$4,546	$5,221	$675	15%	7%	7%
Six months ended June 30,	8,793	10,520	1,727	20%	6%	7%
     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs increased from the three and six month periods ended June 30, 2007 to the three and six month periods ended June 30, 2008 primarily due to $0.5 million and $1.0 million, respectively, of higher product material and delivery costs related to higher license revenues and increased amortization of capitalized software development costs of $0.3 million and $0.7 million for the respective three and six month periods. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues at approximately 7% for the remainder of 2008.
SALES, MARKETING AND SERVICES

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended June 30,	$33,034	$38,767	$5,733	17%	48%	51%
Six months ended June 30,	66,663	77,927	11,264	17%	48%	51%
     Sales, marketing and services expenses increased from the three and six month periods ended June 30, 2007 to the three and six month periods ended June 30, 2008 primarily due to annual compensation merit increases, increased compensation costs associated with higher revenues, higher staffing levels and increased investment in marketing programs. Foreign currency contributed $2.0 million and $3.9 million to the increased costs in the three and six month periods ended June 30, 2008.

RESEARCH AND DEVELOPMENT

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended June 30,	$12,351	$11,305	$(1,046)	(8)%	18%	15%
Six months ended June 30,	24,622	22,686	(1,936)	(8)%	18%	15%
     Research and development costs decreased from the three and six month periods ended June 30, 2007 to the three and six month periods ended June 30, 2008 primarily due to decreased project related expenses and improved productivity and rationalization of resources, principally through office consolidation in the United States and Europe during the second half of 2007. The Company expects the research and development costs to remain relatively constant as a percentage of total revenues at 15% for the remainder of 2008.
GENERAL AND ADMINISTRATIVE

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended June 30,	$8,746	$9,495	$749	9%	12%	13%
Six months ended June 30,	16,690	18,031	1,341	8%	12%	11%
     General and administrative expenses increased from the three month and six month periods ended June 30, 2007 to the three and six month periods ended June 30, 2008 primarily due to annual compensation merit increases and higher share-based compensation. The Company incurred increases in share-based expense under SFAS No. 123 (R) of $0.1 million and $0.6 million for the three and six month periods ended June 30, 2008 compared to the respective prior periods in 2007 principally reflecting the incremental effect of stock awards granted in 2008.
OPERATING INCOME

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended June 30,	$10,245	$10,913	$668	7%	15%	14%
Six months ended June 30,	22,320	24,778	2,458	11%	16%	16%
     Operating income increased from the three month and six month periods ended June 30, 2007 to the three and six month periods ended June 30, 2008 primarily due to increased net revenues partially offset by increased operating expenses. As a percentage of total revenues, operating income decreased from 15% for the three month period ended June 30, 2007 to 14% for the three month period ended June 30, 2008 primarily due to increased sales, marketing and service expenses reflecting annual compensation merit increases, higher staffing levels and increased investment in marketing programs.
NET INTEREST INCOME

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended June 30,	$1,749	$1,166	$(583)	(33)%	3%	2%
Six months ended June 30,	3,255	2,986	(269)	(8)%	2%	2%
     Net interest income decreased from the three and six month periods ended June 30, 2007 to the three and six month periods ended June 30, 2008 principally due to lower return on investment cash balances due to lower short-term interest rates.

OTHER INCOME (EXPENSE)

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended June 30,	$(561)	$(468)	$93	(17)%	(1)%	(1)%
Six months ended June 30,	(1,345)	(168)	1,177	(88)%	(1)%	—%
     Other income (expense) decreased from the three and six month periods ended June 30, 2007 to the three and six month periods ended June 30, 2008 primarily due to lower transactional losses in 2008 in Singapore dollar, Euro, and Japanese Yen, principally due to lower foreign denominated account balances.
INCOME TAX EXPENSE

	(In thousands)		Amount	Percentage	Percent of Pre-Tax Income
Period	2007	2008	Change	Change	2007	2008
Three months ended June 30,	$4,242	$3,779	$(463)	(11)%	37%	33%
Six months ended June 30,	8,888	9,934	1,046	12%	37%	36%
     The income tax provision increased from the six month period ended June 30, 2007 to the six month period ended June 30, 2008 reflecting higher income. The income tax provision decreased from the three month period ended June 30, 2007 to the three month period ended June 30, 2008, principally reflecting a lower tax rate. The income tax provision was 33% and 36% of pretax income, respectively, for the three and six month period ended June 30, 2008. The decrease in rate from 2007 to 2008 generally reflected a favorable adjustment to certain foreign tax valuation allowances due to improved profitability in certain foreign tax jurisdictions. Generally, the Company expects its effective tax rate to be 36% to 39%.
LIQUIDITY AND CAPITAL RESOURCES
     During the six month period ended June 30, 2008, SPSS generated cash in excess of its operating requirements. As of June 30, 2008, SPSS had $306.0 million in cash and cash equivalents compared with $306.9 million at December 31, 2007. The cash balance remained relatively flat, with significant activity consisting of cash used for the purchase of outstanding common stock in the amount of $27.9 million and cash generated from operating activities in the amount of $28.8 million. Factors affecting cash and cash equivalents during the six month period ended June 30, 2008 include:
Operating Cash Flows:

•	Cash derived from operating activities was $28.8 million. This cash resulted primarily from net income and receivable collections.

•	Accounts receivable increased operating cash flow by $11.4 million reflecting favorable collections. Average days sales outstanding were 57 days at June 30, 2008, compared to 65 days at December 31, 2007 and 65 days at June 30, 2007.

•	Accrued expenses, including the timing of purchases of common stock, decreased operating cash flow by $6.3 million.

Investing Activities:

•	Capital expenditures were $2.8 million.

•	Capitalized software development costs were $6.8 million.

•	Purchase of business and intangible assets were $1.2 million.

Financing Activities:

•	Purchases of outstanding common stock in 2008 used $27.9 million of cash.

•	Cash proceeds of $4.2 million were received from the issuance of common stock, primarily through the exercise of stock options.

•	Tax benefits recognized from stock option exercises were $1.2 million.
     Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $9.6 million. Management believes that cash flows from future operating activities will be more than adequate to meet future capital expenditures and software development costs.
     On March 19, 2007, the Company issued $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the “Convertible Notes”) in a private placement.
     The Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) based on an initial conversion rate of 21.3105 shares of Common Stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $46.93 per share) only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the closing sale price of the Common Stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of that period was less than 98% of the product of the closing price of the Common Stock for each day in that period and the conversion rate; (3) if specified distributions to holders of the Common Stock occur; (4) if a fundamental change occurs; or (5) during the period beginning on February 15, 2012 and ending on the close of business on the business day immediately preceding the maturity date. If the Company makes a physical settlement election as described below, the Convertible Notes will become convertible at the option of the holder at any time after the date of such physical settlement election and prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes.
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
     As of June 30, 2008, the Convertible Notes were not convertible and the holders of the Convertible Notes had no right to require the Company to repurchase the Convertible Notes.
     On March 27, 2008, the Company entered into a three-year senior revolving credit facility (the “Credit Facility”) that enables the Company to borrow up to $50 million. The Credit Facility was entered into between the Company and LaSalle Bank National Association, as lender (the “Lender”). Borrowings under the Credit Facility may be borrowed by the Company (or one or more subsidiaries designated by the Company) in U.S. dollars, Australian dollars, Euros, Pounds Sterling, Japanese Yen and in other currencies that the Lender may approve from time to time. Borrowings under the Credit Facility bear interest at a rate per annum equal to the applicable eurocurrency rate plus a 0.50% spread. The Company pays a fee of 0.10% of the unused amount of the Credit Facility. The Company has guaranteed the obligations of all subsidiary borrowers under the Credit Facility. As of June 30, 2008, the Company had not borrowed any funds under this credit facility.
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
     The Credit Facility contains other customary covenants, including restrictions on liens, asset sales, acquisitions and debt permitted to be incurred by subsidiaries, and events of default. The Company was in compliance with all conditions and covenants as of June 30, 2008.

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
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of FSP No. FAS 142-3 on its consolidated financial statements. However, the Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial statements.
     In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP” or “FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from fluctuations in interest rates on cash and cash equivalents. As of June 30, 2008, the Company had $306.0 million of cash and cash equivalents. A 100 basis point decrease in interest rates would result in $3.1 million of lower annual interest income, assuming the same level of cash and cash equivalents.
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
     Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at June 30, 2008, the reported cash balance would decrease $12.2 million from a reported cash balance of $306.0 million at June 30, 2008.
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
     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On May 1, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of 2,000,000 shares of its issued and outstanding common stock. This authorization extends until December 31, 2008. As of March 31, 2008, 539,000 shares remained available for repurchase in connection with this authorization. During the second quarter of 2008, the Company did not repurchase any shares pursuant to this authorization or otherwise.
Item 4. Submission of Matters to a Vote of Security Holders
          The Company’s 2008 Annual Meeting of Stockholders was held on April 24, 2008. The following persons were nominated and elected to serve as directors of the Company for a term of three years or until their successors have been duly elected and qualified.

NOMINEE	FOR	WITHHELD
William Binch	16,323,501	380,500
Charles R. Whitchurch	16,417,326	286,675
          In addition, Michael Blair, Michael Lavin, Merritt Lutz, Patricia B. Morrison and Jack Noonan remained as directors of the Company after the meeting.
          The Company’s stockholders also approved the adoption of the SPSS Inc. Long Term Incentive Plan. This proposal received the following votes:

FOR	AGAINST	ABSTAIN	NON-VOTES
13,070,464	1,653,612	336,079	1,643,846
     The Company’s stockholders ratified the appointment of Grant Thornton LLP to serve as the Company’s independent auditor for fiscal year 2008 by the following votes:

FOR	AGAINST	ABSTAIN	NON-VOTES
16,693,985	3,423	6,593	n/a

Item 6. Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)

4.1	Rights Agreement, dated as of June 18, 2008, between SPSS Inc., Computershare Trust Company, N.A., as Rights Agent and Computershare Investor Services, L.L.C., as Transfer Agent	(1), Ex. 4.1

10.1	Globalware Solutions Service Agreement, dated as of May 10, 2007, by and between SPSS Inc. and Globalware Solutions, Inc.	(2), Ex. 10.1

10.2	Addendum to Globalware Solutions Service Agreement dated May 10, 2007, dated as of April 7, 2008, by and between SPSS Inc. and GlobalWare Solutions, Inc.	(2), Ex. 10.2

10.3	Addendum 2 to Globalware Solutions Service Agreement dated May 10, 2007, dated as of April 7, 2008, by and between SPSS Inc. and GlobalWare Solutions, Inc.	(2), Ex. 10.3

10.4	SPSS — Globalware Physical Fulfillment and Delivery Hosting Agreement — Statement of Work, dated as of April 7, 2008, by and between SPSS Inc. and GlobalWare Solutions, Inc.	(2), Ex. 10.4

10.5	SPSS — Globalware Electronic Software Delivery Hosting Agreement — Statement of Work, dated as of April 7, 2008, by and between SPSS Inc. and GlobalWare Solutions, Inc.	(2), Ex. 10.5

10.6	SPSS Inc. Long Term Incentive Plan	(3), Appendix A

31.1	Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated June 18, 2008, filed on June 18, 2008.

(2)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 7, 2008, filed on April 7, 2008.

(3)	Previously filed with the 2008 Proxy Statement of SPSS Inc., filed on March 25, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPSS Inc.
Date: July 30, 2008	By:	/s/	Jack Noonan

Jack Noonan
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: July 30, 2008	By:	/s/	Raymond H. Panza

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