Form 10-Q
period 2008-09-30
SPSS INC
filed 2008-11-05
CIK 869570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of October 30, 2008, was 18,147,358.

SPSS INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$306,930	$307,005
Accounts receivable, net	56,580	40,411
Inventories, net	698	692
Deferred income taxes, net	3,964	4,082
Prepaid income taxes	3,301	3,606
Other current assets	4,162	5,619

Total current assets	375,635	361,415

Property, equipment and leasehold improvements, net	16,429	14,997
Capitalized software development costs, net	34,140	37,075
Goodwill	42,093	41,854
Intangibles, net	3,273	4,038
Deferred income taxes	22,731	21,838
Other noncurrent assets	6,759	6,394

Total assets	$501,060	$487,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,759	$6,887
Income taxes and value added taxes payable	14,737	10,836
Deferred revenues	83,862	81,790
Other accrued liabilities	32,988	22,766

Total current liabilities	139,346	122,279

Long-term debt	150,000	150,000
Noncurrent deferred income taxes, net	784	959
Other noncurrent liabilities	1,577	1,672

Stockholders’ equity:
Common Stock, $.01 par value; 50,000,000 shares authorized; 18,905,933 and 18,135,590 issued at December 31, 2007 and September 30, 2008, respectively	189	182
Additional paid-in capital	175,267	145,921
Treasury Stock; 353,100 shares at December 31, 2007, at cost	(12,680)	—
Accumulated other comprehensive income	2,696	(5,446)
Retained earnings	43,881	72,044

Total stockholders’ equity	209,353	212,701

Total liabilities and stockholders’ equity	$501,060	$487,611

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net revenues:
License	$34,477	$33,736	$101,815	$106,976
Maintenance	28,475	33,519	87,850	98,850
Services	9,328	7,627	21,703	22,998

Net revenues	72,280	74,882	211,368	228,824

Operating expenses:
Cost of license and maintenance revenues	4,277	5,716	13,070	16,236
Sales, marketing and services	35,176	37,109	101,839	115,036
Research and development	11,822	10,864	36,444	33,550
General and administrative	8,555	8,390	25,245	26,421

Operating expenses	59,830	62,079	176,598	191,243

Operating income	12,450	12,803	34,770	37,581

Other income (expense):
Net interest income	2,302	1,044	5,557	4,030
Other expense	(190)	(27)	(1,535)	(195)

Other income	2,112	1,017	4,022	3,835

Income before income taxes	14,562	13,820	38,792	41,416
Income tax expense	6,190	3,319	15,078	13,253

Net income	$8,372	$10,501	$23,714	$28,163

Basic net income per share	$0.44	$0.58	$1.24	$1.57

Diluted net income per share	$0.41	$0.55	$1.16	$1.47

Share data:
Shares used in computing basic net income per share	19,071	18,117	19,152	17,988

Shares used in computing diluted net income per share	20,304	19,214	20,512	19,189

See accompanying notes to consolidated financial statements

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income	$8,372	$10,501	$23,714	$28,163

Other comprehensive income:
Foreign currency translation adjustment	2,516	(10,500)	3,929	(8,142)

Comprehensive income	$10,888	$1	$27,643	$20,021

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net income	$23,714	$28,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,137	15,478
Deferred income taxes	7,676	2,390
Excess tax benefit from share-based compensation	(5,361)	(1,440)
Amortization of share-based compensation	5,543	6,339
Changes in assets and liabilities:
Accounts receivable	8,208	14,654
Inventories	12	4
Prepaid and other assets	(146)	(1,533)
Accounts payable	(39)	(783)
Accrued expenses	(1,299)	(10,073)
Income taxes	914	(4,029)
Deferred revenue	296	756
Other, net	(1,116)	(4,421)

Net cash provided by operating activities	51,539	45,505

Cash flows from investing activities:
Capital expenditures	(4,600)	(4,084)
Capitalized software development costs	(10,540)	(12,575)
Purchase of business and intangible assets	—	(1,245)

Net cash used in investing activities	(15,140)	(17,904)

Cash flows from financing activities:
Purchase of common stock	(49,998)	(27,870)
Proceeds from stock option exercises and employee stock purchase plan	15,611	6,110
Tax benefit from stock option exercises	5,361	1,440
Proceeds from issuance of long-term debt	150,000	—
Debt issuance costs	(4,281)	—

Net cash provided by (used in) financing activities	116,693	(20,320)

Effect of exchange rates on cash	3,779	(7,206)

Net change in cash and cash equivalents	156,871	75

Cash and cash equivalents at beginning of period	140,203	306,930

Cash and cash equivalents at end of period	$297,074	$307,005

Supplemental disclosures of cash flow information:
Interest paid	$1,887	$3,775
Income taxes paid	6,894	13,712
Cash received from income tax refunds	1,952	875
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
NOTE 2 — Share-Based Compensation
     Share-based compensation expense, including expense related to restricted share units, deferred share units and stock options under the provision of SFAS No. 123(R) was comprised as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Sales, Marketing and Services	$4	$449	$959	$1,259
Research and Development	7	267	967	822
General and Administrative	990	1,085	3,617	4,258

Total share-based compensation expense	$1,001	$1,801	$5,543	$6,339

     During the three month period ended September 30, 2007, the Company revised certain accounting estimates related to estimated forfeitures of share-based compensation expense. The adjustment to share-based compensation expense was primarily the result of employee terminations during the second and third quarters of 2007. As a result, the Company decreased its share-based compensation expense by $0.8 million in the quarter ended September 30, 2007. This resulted in lower expense of $0.4 million recorded in each of the “Sales, Marketing and Services” and “Research and Development” line captions on the Company’s Consolidated Statements of Income.
NOTE 3 – Domestic and Foreign Operations
     Net revenues per geographic region are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Americas	$30,864	$31,399	$87,204	$92,605

United Kingdom	9,709	8,381	27,766	27,943
The Netherlands	9,167	9,535	27,467	31,080
Other	13,059	14,361	37,427	41,437

Total Europe	31,935	32,277	92,660	100,460

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Japan	5,177	6,442	18,518	21,768
Other	4,304	4,764	12,986	13,991

Total Pacific Rim	9,481	11,206	31,504	35,759

Total International	41,416	43,483	124,164	136,219

Total revenues	$72,280	$74,882	$211,368	$228,824

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Basic weighted average common shares outstanding	19,071	18,117	19,152	17,988
Dilutive effect of stock options and other equity	1,233	1,097	1,360	1,201

Diluted weighted average common shares outstanding	20,304	19,214	20,512	19,189

     Anti-dilutive shares not included in the diluted EPS calculation for the three and nine month periods ended September 30, 2007 and September 30, 2008 were as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2008	2007	2008
1	101	2	57
NOTE 5 – Cost Management Programs
     During 2007, the Company incurred expenses totaling $4.6 million related to a management reorganization and a planned consolidation of certain research and development facilities. These costs principally included employee severance costs, lease exit costs and the write-off of leasehold improvements. These costs were primarily recorded during the last three quarters of 2007 as a component of Research and Development expense in the Consolidated Statements of Income. As of September 30, 2008, the Company has remaining approximately $0.8 million in other accrued liabilities and $0.5 million in other noncurrent liabilities related to these expenses and expects the liabilities to be paid by 2010.
NOTE 6 – Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS13. On February 12. 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. The Company has adopted SFAS 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements.
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

     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation.  The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007.  SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements.
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
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP” or “FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008. The Company expects the implementation of FSP No. APB 14-1 to increase interest expense and decrease long-term debt. Based on current information, the estimated annual impact of adoption will decrease reported diluted earnings per share by approxmitely $0.17 through the life of the notes from 2007 through 2012.
NOTE 7 – Contingencies
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
     In May 2008, Dr. Nie filed an amended counterclaim to reflect that Mr. Hull had subsequently assigned his claims to Dr. Nie. Fact discovery was completed on September 30, 2008. The Court has set November 10, 2008 as the date by which the parties must file their motions for summary judgment, if any, and May 11, 2009 as the trial date.
NOTE 8 — Subsequent Events
     Cost Management Initiatives
     During the fourth quarter of 2008, the Company is implementing cost management and staff reduction initiatives which the Company expects to result in a charge of between $3.5 and $4.5 million. These costs principally include employee severance costs and are expected to be paid during the fourth quarter. The annual savings from these initiatives are expected to exceed $10.0 million.
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
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THREE MONTHS ENDED SEPTEMBER 30, 2008, AND COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO NINE MONTHS ENDED SEPTEMBER 30, 2008 .
NET REVENUES

	Three Months Ended
	September 30,	September 30,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
License	$34,477	$33,736	$(741)	(2)%	48%	45%
Maintenance	28,475	33,519	5,044	18%	39%	45%
Services	9,328	7,627	(1,701)	(18)%	13%	10%

Net revenues	$72,280	$74,882	$2,602	4%	100%	100%

	Nine Months Ended
	September 30,	September 30,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
License	$101,815	$106,976	$5,161	5%	48%	47%
Maintenance	87,850	98,850	11,000	13%	42%	43%
Services	21,703	22,998	1,295	6%	10%	10%

Net revenues	$211,368	$228,824	$17,456	8%	100%	100%

     From the three month period ended September 30, 2007 to the three month period ended September 30, 2008, license revenues increased by $0.2 million in the United States, increased by $0.8 million in the Pacific Rim and decreased by $1.8 million in Europe. The overall decrease in license revenues during the three month period was primarily driven by lower sales of predictive applications in the United States and lower sales of desktop statistical tools in Europe. From the three month period ended September 30, 2007 to the three month period ended September 30, 2008, the lower sales of predictive applications in the United States and lower desktop statistical tools in Europe were driven by fewer significant deals in 2008 compared with 2007. For the three month period ended September 30, 2008, the Company closed 6 deals individually exceeding $250,000 totaling $2.5 million compared with 11 deals individually exceeding $250,000 totaling $5.5 million for the comparable period in 2007. The decrease in significant deals in 2008 generally reflected the longer sales cycle of significant deals, sales staff turnover and a more challenging economic environment in 2008. These decreases were partially offset by foreign currancy and higher sales of market research products and desktop statistical tools in the United States. Changes in foreign currency exchange rates increased license revenues by $1.1 million in the three month period ended September 30, 2008.
     From the nine month period ended September 30, 2007 to the nine month period ended September 30, 2008, license revenues increased by $3.4 million in the United States, increased by $2.3 million in the Pacific Rim and decreased by $0.6 million in Europe. The overall increase in license revenues during the nine month period resulted from higher product demand including higher sales of certain market research and desktop statistical analysis tools in the United States and higher sales of desktop statistical analysis tools in the Pacific Rim region. Changes in foreign currency exchange rates increased license revenues by $5.9 million in the nine month period ended September 30, 2008.
     The increase in maintenance revenues was primarily due to higher renewal rates in the United States, Europe and the Pacific Rim. From the three month period ended September 30, 2007 to the three month period ended September 30, 2008, maintenance revenues increased by $2.1 million in the United States, increased by $2.2 million in Europe and increased by $0.7 million in the Pacific Rim. From the nine month period ended September 30, 2007 to the nine month period ended September 30, 2008, maintenance revenues increased by $2.0 million in the United States, increased by $6.7 million in Europe and increased by $2.3 million in the Pacific Rim. Changes in foreign currency exchange rates increased maintenance revenues by $0.8 million and $4.8 million in the three and nine month periods ended September 30, 2008.
     Service revenues decreased from the three month period ended September 30, 2007 to the comparable period in 2008 primarily due to a decreased number of consulting projects as a result of lower license revenues. From the three month period ended September 30, 2007 to the three month period ended September 30, 2008, service revenues decreased by $1.8 million in the United States, decreased by $0.1 million in Europe and increased by $0.2 million in the Pacific Rim. From the nine month period ended September 30, 2007 to the nine month period ended September 30, 2008, service revenues increased by $1.6 million in Europe, were unchanged in the United States and decreased by $0.3 million in the Pacific Rim. Changes in foreign currency exchange rates increased service revenues by $0.1 million and $1.0 million in the three and nine month periods ended September 30, 2008.
     Net revenues per geographic region, percent changes and percent of total revenues for the three and nine month periods ended September 30, 2007 and September 30, 2008 were as follows:

	Three Months Ended
	September 30,	September 30,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Americas	$30,864	$31,399	$535	2%	43%	42%

United Kingdom	9,709	8,381	(1,328)	(14)%	13%	11%
The Netherlands	9,167	9,535	368	4%	13%	13%
Other	13,059	14,361	1,302	10%	18%	19%

Total Europe	31,935	32,277	342	1%	44%	43%

Japan	5,177	6,442	1,265	24%	7%	9%
Other	4,304	4,764	460	11%	6%	6%

	Three Months Ended
	September 30,	September 30,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Total Pacific Rim	9,481	11,206	1,725	18%	13%	15%

Total International	41,416	43,483	2,067	5%	57%	58%

Net revenues	$72,280	$74,882	$2,602	4%	100%	100%

	Nine Months Ended
	September 30,	September 30,	Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
	(In thousands)
Americas	$87,204	$92,605	$5,401	6%	41%	40%

United Kingdom	27,766	27,943	177	1%	13%	12%
The Netherlands	27,467	31,080	3,613	13%	13%	14%
Other	37,427	41,437	4,010	11%	18%	18%

Total Europe	92,660	100,460	7,800	8%	44%	44%

Japan	18,518	21,768	3,250	18%	9%	10%
Other	12,986	13,991	1,005	8%	6%	6%

Total Pacific Rim	31,504	35,759	4,255	14%	15%	16%

Total International	124,164	136,219	12,055	10%	59%	60%

Net revenues	$211,368	$228,824	$17,456	8%	100%	100%

     Net revenue growth in 2008 reflected the impact of foreign currency and increased demand for statistical analysis tools, increased revenue from market research products in the U.S., and a solid renewal base for the Company’s product offerings.
     Net revenues derived internationally increased 5% and 10%, respectively, from the three and nine month periods ended September 30, 2007 to the respective three and nine month periods ended September 30, 2008. This increase resulted from higher revenue in certain international markets including the Netherlands, Japan, Germany, France, Spain, Southeast Asia and Australia. Changes in foreign currency exchange rates were a significant factor in the increase in international revenues resulting in a total increase in international revenues of $2.1 million and $11.6 million for the three and nine month periods ended September 30, 2008. International revenue increased in 2008 due to changes in foreign currency exchange rates from the similar periods in 2007 as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Country (Currency)	(In thousands)	(In thousands)
Netherlands (Euro)	$830	$3,608
Other Euro-denominated countries	1,038	4,071
United Kingdom (Pound)	(608)	(569)
Japan (Yen)	446	2,378
Other currencies	395	2,116

Total	$2,101	$11,604

     Net revenues derived from the United States increased by 2% and 6%, respectively, from the three and nine month periods ended September 30, 2007 to the respective three and nine month periods ended September 30, 2008.

COST OF LICENSE AND MAINTENANCE REVENUES

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended September 30,	$4,277	$5,716	$1,439	34%	6%	8%
Nine months ended September 30,	$13,070	$16,236	$3,166	24%	6%	7%
     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs increased from the three and nine month periods ended September 30, 2007 to the three and nine month periods ended September 30, 2008 primarily due to $0.7 million and $1.7 million, respectively, of higher product material and delivery costs related to higher revenues and increased amortization of capitalized software development costs of $0.6 million and $1.3 million for the three and nine month periods of 2008. Cost of license and maintenance revenues should remain relatively constant as a percentage of total revenues at approximately 7% for the remainder of 2008.
SALES, MARKETING AND SERVICES

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended September 30,	$35,176	$37,109	$1,933	5%	49%	50%
Nine months ended September 30,	$101,839	$115,036	$13,197	13%	48%	50%
     Sales, marketing and services expenses increased from the three and nine month periods ended September 30, 2007 to the three and nine month periods ended September 30, 2008 primarily due to annual compensation merit increases, increased compensation costs associated with higher revenues, higher staffing levels and increased investment in marketing programs. Foreign currency contributed $0.9 million and $4.7 million to the increased costs in the three and nine month periods ended September 30, 2008.
RESEARCH AND DEVELOPMENT

Period	(In thousands)		Amount	Percentage	Percent of Total Revenues
	2007	2008	Change	Change	2007	2008
Three months ended September 30,	$11,822	$10,864	$(958)	(8)%	16%	15%
Nine months ended September 30,	36,444	33,550	(2,894)	(8)%	17%	15%
     Research and development costs decreased from the three and nine month periods ended September 30, 2007 to the three and nine month periods ended September 30, 2008 primarily due to decreased project related expenses and improved productivity and rationalization of resources, principally through office consolidation in the United States and Europe during the second half of 2007. The Company expects the research and development costs to remain relatively constant as a percentage of total revenues at 15% for the remainder of 2008.
GENERAL AND ADMINISTRATIVE

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended September 30,	$8,555	$8,390	$(165)	(2)%	12%	10%
Nine months ended September 30,	25,245	26,421	1,176	5%	13%	12%
     General and administrative expenses decreased from the three month period ended September 30, 2007 to the three month period ended September 30, 2008 primarily due to lower travel costs. General and administrative expenses increased from the nine month period ended September 30, 2007 to the nine month period ended September 30, 2008 primarily due to annual compensation merit increases and higher share-based compensation. Share-based expense increased $0.6 million for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 principally reflecting the incremental effect of stock awards granted in 2008.

OPERATING INCOME

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended September 30,	$12,450	$12,803	$353	3%	17%	17%
Nine months ended September 30,	34,770	37,581	2,811	8%	16%	16%
     Operating income increased from the three and nine month periods ended September 30, 2007 to the three and nine month periods ended September 30, 2008 primarily due to increased net revenues partially offset by increased operating expenses. The increased operating expenses primarily reflected higher cost of sales and higher compensation associated with higher revenues. See further discussion of these expenses under the caption headings above. As a percentage of total revenues, operating income remained consistent at 17% for the three month periods ended September 30, 2007 and September 30, 2008.
NET INTEREST INCOME

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended September 30,	$2,302	$1,044	$(1,258)	(55)%	3%	1%
Nine months ended September 30,	5,557	4,030	(1,527)	(27)%	3%	2%
     Net interest income decreased from the three and nine month periods ended September 30, 2007 to the three and nine month periods ended September 30, 2008 principally due to lower return on investment cash balances due to lower short-term interest rates.
     The Company’s interest earnings on the three and nine month periods ending September 30, 2008 decreased relative to the comparative periods of 2007 principally reflecting financial market conditions. The effective interest rate on investments was as follows:

Period	2007	2008
Three months ended September 30,	5.4%	2.6%
Nine months ended September 30,	5.3%	3.2%
     For the nine month period ended September 30 2008, the effects of lower interest rates were partially offset by significantly higher cash balances during the first six months of 2008 compared with the same period of 2007.
OTHER INCOME (EXPENSE)

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2007	2008	Change	Change	2007	2008
Three months ended September 30,	$(190)	$(27)	$163	(86)%	—%	—%
Nine months ended September 30,	(1,535)	(195)	1,340	(87)%	(1)%	—%
     Other income (expense) decreased from the three and nine month periods ended September 30, 2007 to the three and nine month periods ended September 30, 2008 primarily due to lower transactional losses in 2008 in Singapore dollar, Euro, and Japanese Yen, principally due to lower foreign denominated account balances.
INCOME TAX EXPENSE

	(In thousands)		Amount	Percentage	Percent of Pre-Tax Income
Period	2007	2008	Change	Change	2007	2008
Three months ended September 30,	$6,190	$3,319	$(2,871)	(46)%	43%	24%
Nine months ended September 30,	15,078	13,253	(1,825)	(12)%	39%	32%
     The income tax provision decreased from the nine month period ended September 30, 2007 to the nine month period ended September 30, 2008 due to certain book to tax adjustments recorded in September 2007 in conjunction with the Company’s filing of its 2007 United States tax return, certain research and development tax credits, and a favorable adjustment to certain foreign tax valuation allowances due to improved profitability in certain foreign tax jurisdictions. The income tax provision was 24% and 32% of pretax income, respectively, for the three and nine month period ended September 30, 2008. The Company expects its effective tax rate to be 32% to 34% for 2008.
COST MANAGEMENT INITIATIVES
     During the fourth quarter of 2008, the Company is implementing cost management and staff reduction initiatives which the Company expects to result in a charge of between $3.5 and $4.5 million. These costs principally include employee severance costs and are expected to be paid during the fourth quarter. The annual savings from these initiatives are expected to exceed $10.0 million.
LIQUIDITY AND CAPITAL RESOURCES
     During the nine month period ended September 30, 2008, SPSS generated cash in excess of its operating requirements. As of September 30, 2008, SPSS had $307.0 million in cash and cash equivalents compared with $306.9 million at December 31, 2007. The cash balance remained relatively flat, with significant activity consisting of cash used for the purchase of outstanding common stock in the amount of $27.9 million and cash generated from operating activities in the amount of $45.5 million. Factors affecting cash and cash equivalents during the nine month period ended September 30, 2008 include:
          Operating Cash Flows:
•	Cash derived from operating activities was $45.5 million. This cash resulted primarily from net income and receivable collections.

•	Accounts receivable increased operating cash flow by $14.7 million reflecting favorable collections. Average days sales outstanding were 50 days at September 30, 2008, compared to 65 days at December 31, 2007 and 61 days at September 30, 2007.

•	Accrued expenses, including the timing of purchases of common stock, decreased operating cash flow by $10.1 million.
            Investing Activities:
•	Capital expenditures were $4.1 million.

•	Capitalized software development costs were $12.6 million.

•	Purchase of business and intangible assets were $1.2 million.
            Financing Activities:
•	Purchases of outstanding common stock in 2008 used $27.9 million of cash.

•	Cash proceeds of $6.1 million were received from the issuance of common stock, primarily through the exercise of stock options.

•	Tax benefits recognized from stock option exercises were $1.4 million.
     Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $16.7 million. Management believes that cash flows from future operating activities will be more than adequate to meet future capital expenditures and software development costs.
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
     As of September 30, 2008, the Convertible Notes were not convertible and the holders of the Convertible Notes had no right to require the Company to repurchase the Convertible Notes.
     On March 27, 2008, the Company entered into a three-year senior revolving credit facility (the “Credit Facility”) that enables the Company to borrow up to $50 million. The Credit Facility was entered into between the Company and LaSalle Bank National Association, as lender (the “Lender”). Borrowings under the Credit Facility may be borrowed by the Company (or one or more subsidiaries designated by the Company) in U.S. dollars, Australian dollars, Euros, Pounds Sterling, Japanese Yen and in other currencies that the Lender may approve from time to time. Borrowings under the Credit Facility bear interest at a rate per annum equal to the applicable eurocurrency rate plus a 0.50% spread. The Company pays a fee of 0.10% of the unused amount of the Credit Facility. The Company has guaranteed the obligations of all subsidiary borrowers under the Credit Facility. As of September 30, 2008, the Company had not borrowed any funds under this credit facility.
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
     The Credit Facility contains other customary covenants, including restrictions on liens, asset sales, acquisitions and debt permitted to be incurred by subsidiaries, and events of default. The Company was in compliance with all conditions and covenants as of September 30, 2008.
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
     The Company’s cash and cash equivalents of $307.0 million as of September 30, 2008, are comprised of highly liquid investments with original maturity dates of three months or less. The Company places temporary cash investments with top-tier institutions of high credit quality. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of its cash concentration. Additionally, the money market funds in which the Company invests are participants in the United States Treasury Department’s Temporary Guarantee Program for Money Market Funds. This program provides coverage for amounts held in money market funds as of the close of business on September 19, 2008. The program is designed to address temporary dislocations in credit markets. The program will exist for an initial three month term, after which the Secretary of the United States Treasury (“the Secretary”) will review the need and terms for extending the program. Following the initial three month term, the Secretary has the option to renew the program up to the close of business on September 18, 2009. As of September 19, 2008, the Company had $171.2 million covered under the aforementioned Program. Also, an additional $84.8 million of the Company’s cash and cash equivalents is covered by certain international government insurance programs.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS13. On February 12. 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. The Company has adopted SFAS 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements.
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

     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements.
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
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP” or “FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008. The Company expects the implementation of FSP No. APB 14-1 to increase interest expense and decrease long-term debt. Based on current information, the estimated annual impact of adoption will decrease reported diluted earnings per share by approxmitely $0.17 through the life of the notes from 2007 through 2012.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from fluctuations in interest rates on cash and cash equivalents. As of September 30, 2008, the Company had $307.0 million of cash and cash equivalents. A 100 basis point decrease in interest rates would result in $3.1 million of lower annual interest income, assuming the same level of cash and cash equivalents.
     The Company’s cash and cash equivalents of $307.0 million as of September 30, 2008, are comprised of highly liquid investments with original maturity dates of three months or less. The Company places temporary cash investments with top-tier institutions of high credit quality. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of its cash concentration. Additionally, the money market funds in which the Company invests are participants in the United States Treasury Department’s Temporary Guarantee Program for Money Market Funds. This program provides coverage for amounts held in money market funds as of the close of business on September 19, 2008. The program is designed to address temporary dislocations in credit markets. The program will exist for an initial three month term, after which the Secretary of the United States Treasury (“the Secretary”) will review the need and terms for extending the program. Following the initial three month term, the Secretary has the option to renew the program up to the close of business on September 18, 2009. As of September 19, 2008, the Company had $171.2 million covered under the aforementioned Program. Also, an additional $84.8 million of the Company’s cash and cash equivalents is covered by certain international government insurance programs.
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
     Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at September 30, 2008, the reported cash balance would decrease $11.8 million from a reported cash balance of $307.0 million at September 30, 2008.

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
     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
     In May 2008, Dr. Nie filed an amended counterclaim to reflect that Mr. Hull had subsequently assigned his claims to Dr. Nie. Fact discovery was completed on September 30, 2008. The Court has set November 10, 2008 as the date by which the parties must file their motions for summary judgment, if any, and May 11, 2009 as the trial date.
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

SPSS Inc.
Date: November 5, 2008	By:	/s/ Jack Noonan
Jack Noonan
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: November 5, 2008	By:	/s/ Raymond H. Panza
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