Form 10-K
period 2008-12-31
SPSS INC
filed 2009-02-18
CIK 869570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 001- 34103

SPSS Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2815480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

233 S. Wacker Drive, Chicago, Illinois 60606
(Address of principal executive offices and zip code)

Registrant’s telephone number including area code:
(312) 651-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on June 30, 2008 (based upon the per share closing sale price of $36.37 on such date, and, for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers as of such date are deemed to be the affiliates) was approximately $650 million.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of February 12, 2009, was 18,212,620.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on April 30, 2009.

SPSS INC.

SPSS INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Forward-Looking Statements

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY’S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS “EXPECTS,” “ANTICIPATES,” “INTENDS,” “BELIEVES,” “ESTIMATES” OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. BECAUSE OF THESE RISKS AND UNCERTAINTIES, SOME OF WHICH MAY NOT BE CURRENTLY ASCERTAINABLE AND MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THE POTENTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO: THE COMPANY’S ABILITY TO PREDICT REVENUE, THE COMPANY’S ABILITY TO RESPOND TO RAPID TECHNOLOGICAL CHANGES, A POTENTIAL LOSS OF RELATIONSHIPS WITH THIRD PARTIES FROM WHOM THE COMPANY LICENSES CERTAIN SOFTWARE, FLUCTUATIONS IN CURRENCY EXCHANGE RATES, THE IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS, INCREASED COMPETITION AND RISKS ASSOCIATED WITH PRODUCT PERFORMANCE AND MARKET ACCEPTANCE OF NEW PRODUCTS. A DETAILED DISCUSSION OF THESE AND OTHER RISK FACTORS THAT AFFECT THE COMPANY’S BUSINESS IS CONTAINED BELOW UNDER THE HEADING “RISK FACTORS.” THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.

Item 1.	Business

SPSS Inc., a Delaware corporation (“SPSS” or the “Company”), was incorporated in Illinois in 1975 under the name “SPSS, Inc.” and was reincorporated in Delaware in 1993 under the name “SPSS Inc.” SPSS is a global provider of predictive analytics software and solutions.

The Company’s offerings connect data to effective action by enabling decision makers to draw reliable conclusions about current conditions and future events. Predictive analytics leverages an organization’s business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques can lead to improved business processes by increasing revenues, reducing costs and preventing fraudulent activities.

Many organizations focus on developing and retaining relationships with people, particularly in their roles as customers, employees, patients, students or citizens. To accomplish these goals, such organizations collect and analyze data related to people’s actions, attributes and attitudes. Since its inception, SPSS has specialized in the analysis of such information about people, developing technology and services that incorporate decades of related “best practice” predictive analytic processes and techniques.

SPSS provides two types of software and service offerings to two distinct audiences. For analysts proficient in the use of data analytic methods, the Company offers statistical and data mining software products to examine and predict from a broad range of enterprise data. For business people acquainted with, but not proficient in, data analysis techniques, SPSS delivers predictive analytic solutions that embed the power of predictive analytics directly into particular business processes, thereby enabling the widespread use of the power of prediction and an increased return on investments in information technology.

Approximately 62% of the Company’s revenues come from commercial firms, many of which use SPSS technology to improve the profitability and effectiveness of their organizations by attracting new customers more efficiently, increasing the value of existing customers through improved cross-selling and retention, and detecting and preventing fraud. Among its government customers, SPSS offerings are primarily used to improve interactions between public sector agencies and their constituents or detect forms of non-compliance. At colleges and universities, SPSS statistical and data mining software products are often standards for teaching data analysis techniques and academic research.

SPSS has been a publicly traded company since the completion of its August 1993 initial public offering of common stock. SPSS common stock is listed on the NASDAQ Stock Market under the symbol “SPSS.” In addition to the information contained in this report, further information regarding SPSS can be found on the Company’s website at www.spss.com. The information on the Company’s website is not incorporated into this annual report. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available, free of charge, on the Company’s website, www.spss.com, as soon as reasonably practical after the reports have been filed with or furnished to the Securities and Exchange Commission.

The Company’s Industry

Predictive analytics is a set of procedures and related technologies that applies sophisticated analytic techniques to enterprise data. When combined with an organization’s business knowledge, predictive analytics can lead to actions that demonstrably improve critical business processes, including those that directly affect how people act as customers, employees, patients, students and citizens.

The use of predictive analytics begins by exploring how an organization’s business problems can be addressed through an examination of data pertaining to the organization’s internal processes and describing characteristics, attitudes, and behavior of the people with whom the organization interacts. These structured and unstructured data sets, are cleaned, transformed, and evaluated using statistical, mathematical, and other algorithmic techniques. These techniques, often in conjunction with advanced visualization capabilities, then generate predictive models for classification, segmentation, forecasting, and propensity scoring, as well as the detection of patterns and anomalies. The resulting models are then used to predict which actions produce optimal outcomes. The predictions can be delivered as recommendations to people and customer-facing systems so that effective action can be taken. Such actions include identifying new revenue opportunities, finding measurable cost savings, identifying repeatable process improvements and detecting fraud.

The predictive analytics market emerged as a growing number of commercial, government and academic organizations discovered and experienced the benefits of using applied advanced analytics. The predictive analytics market initially developed with the convergence of statistical tools and data mining tools which combined to form a market for predictive analytic products. These predictive analytic products, in turn, combined with new deployment technologies to create an emerging market for predictive analytic solutions.

Predictive Analytic Products  The Company has two main product lines that serve the market for predictive analytic products:

Statistical Products.  SPSS is a leading provider of statistical software products. Statistical software products have been and remain an integral part of the Company’s overall business.

Data Mining Products.  Data mining products extend predictive analytics by providing a visual user interface that allows the analyst to build predictive models by drawing a diagram that describes the analytical process through which the data will be put. SPSS is a leading provider of data mining products.

Predictive Analytic Solutions.  Predictive analytic solutions are a synergistic combination of statistical products, data mining products, data collection technology, other technologies (such as scoring engines, rules and optimization techniques), implementation methodology and consulting services that are harnessed to implement real time decision making. Predictive analytic solutions are a driver of future growth for the Company. Predictive analytic solutions are able to provide significant return on investment by improving the performance of business process applications such as customer relationship management (CRM) and enterprise resource planning (ERP).

Strategy

The Company’s strategy is to lead the predictive analytics market by continuing to develop products that improve individual effectiveness and decision-making, while delivering solutions that improve organizational effectiveness and automate decision-making. These efforts are based on the continued integration of the Company’s predictive analytic products into a technology platform that increases research and development efficiencies and facilitates the deployment of predictive analytic solutions.

Markets

SPSS targets the following markets defined by International Data Corporation (IDC) in its research reports entitled Worldwide Business Intelligence Tools 2007 Vendor Shares, Worldwide Business Analytics Software 2008-2012 Forecast and 2007 Vendor Shares, Worldwide CRM Analytics Software Applications 2008-2012 Forecast and 2007 Vendor Shares.

•	The global market for “Advanced Analytics” tools, an IDC sector that consolidates the former sectors of statistical software and data mining software. In 2007, this market was approximately $1.38 billion in size with SPSS holding approximately 15% of its market share. IDC estimates that this market will increase by approximately 10% per year and reach approximately $2.2 billion in size by 2012.

•	The global market for analytical customer relationship management (CRM) applications. In 2007, this market was approximately $1.62 billion in size with SPSS holding approximately 2.2% of its market share. IDC estimates that this market will increase by approximately 12% per year and reach approximately $2.8 billion in size by 2012.

In 2007, these target markets, combined, represented approximately $3.0 billion in revenue with SPSS holding approximately 8% of the total market share. IDC estimates that these two target markets, together, will represent a total of approximately $5 billion in revenues by 2012.

Offerings

SPSS provides its predictive analytic products for research analysts and its predictive analytic solutions for business people. SPSS has historically operated with very little backlog because its products and solutions are generally shipped as orders are received.

Predictive Analytic Products

SPSS software products enable customers to access and prepare data for analysis, develop and deploy predictive models and generate reports and graphs to present the results. In 2008, the Company continued the process of streamlining these offerings into an integrated suite of products. Today there are three families of products that fit under the predictive analytic products umbrella. These three product families are described below. Together, the predictive analytic products represented 76%, 78% and 78% of total revenue in 2006, 2007 and 2008, respectively.

In general, the Company’s predictive analytic products are:

•	Comprehensive in function, spanning the entire process of data analysis;

•	Modular, allowing customers to purchase only the functionality they need;

•	Integrated, enabling the use of various parts of the SPSS technology in combination to tackle particularly complex problems;

•	Tailored to desktop operating environments for greater ease-of-use, including browser-based environments for the delivery of results;

•	Available on most popular computing platforms; and

•	For some products, translated and localized for use in France, Germany, Italy, Poland, Japan, Taiwan, Korea, China and Spanish-speaking countries.

Statistics Family.  The Statistics Family primarily consists of the Company’s SPSS product line. These statistical products are modular in nature and designed for use by research analysts working in a wide variety of commercial, governmental, and academic organizations. A typical purchase from the SPSS product line includes an SPSS Base product and related optional add-on modules. These optional offerings usually provide additional statistical functionality specific to particular types of analysis.

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

Predictive Analytic Solutions

Predictive analytic solutions combine SPSS products with people-data collection technology and deployment technologies (Predictive Enterprise Services) along with a defined business discovery and implementation methodology to apply predictive analytics in business operational systems. The Company’s solutions offerings represented 14%, 12% and 12% of total revenue in 2006, 2007 and 2008, respectively. These predictive analytic solutions are designed to seamlessly integrate with operational software from other vendors to provide predictive capability to business users in their management of that operational system. Examples of business areas in which these solutions are used include, but are not limited to, marketing campaigns, programs to improve call center effectiveness or efforts to identify fraudulent activity in the insurance claims processes.

People-data collection technology, represented by the Dimensions product family for surveys, is at the core of many of the solutions the Company delivers. Dimensions provides companies with a direct link to their customers allowing companies to capture feedback from their customers. The ability to capture customer feedback has become a fundamental differentiating point for the Company’s solutions. The capture of customer feedback is becoming known as the enterprise feedback management market. The Dimensions product family also serves the market research industry for survey software where this product set remains the industry standard.

Services

To support the implementation of its predictive analytic products, SPSS offers a comprehensive training program with courses covering product operations, general data analytical concepts and processes, as well as the manner in which statistical and data mining techniques can be applied to address particular business problems. These courses are regularly scheduled in cities around the world or organizations can contract with the Company for on-site training tailored to their specific requirements. Many courses are now offered in an “on-demand” format over the Internet. Courseware is also made available to SPSS partners and integrators, which increases potential capacity for delivering customer solutions.

To support its predictive analytic solutions, SPSS offers consulting and customization services to assist in new implementations or configure existing applications to customer requirements. SPSS consultants also help organizations develop plans that align analytical efforts with organizational goals doing business discovery, assist with the collection and structuring of data, and facilitate the building of predictive analytic models. Services represented approximately 10% of total revenue in each of 2006, 2007 and 2008.

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

Sales Organization

The SPSS “core accounts” sales group focuses on product-based transactions to sell the predictive analytic products to research analysts. Sales made by the “core accounts” sales organization are primarily inside, typically driven by direct mail campaigns and customer references, are typically completed within 30 days and average about $2,800 per transaction. SPSS continues to expand the scope of offerings sold through its “core accounts” sales organization to encompass most short sales cycle transactions.

The SPSS “indirect sales” group delivers the Company’s offerings through a network of more than 40 distributors around the world to increase its penetration into secondary geographic markets. The “indirect sales” group is also responsible for extending the market for the Company’s products and solutions through partner relationships with industry leading companies.

The SPSS “strategic accounts” sales group is focused on developing strong relationships with enterprise customers who will use predictive analytic solutions. The “strategic accounts” sales force is organized by account, targeting organizations that have exhibited a high propensity to purchase the Company’s offerings, including the market research industry and the public sector. SPSS “strategic accounts” personnel engage with line-of-business executives and information technology professionals to identify organizational problems that SPSS offerings can address. SPSS professional services personnel are also involved in business discovery and plan implementations. Transactions completed by SPSS “strategic accounts” personnel typically take from 3 to 12 months and range in value from $50,000 to $500,000 per transaction.

SPSS maintains a worldwide infrastructure to support these sales organizations. In addition to its headquarters in Chicago, the Company has offices in the United States in the following metropolitan areas: New York City, Washington D.C., and Cincinnati. SPSS international operations consist of 13 offices in Europe and the Pacific Rim. Transactions are customarily made in local currencies.

Marketing Organization

The SPSS demand marketing organization is charged with generating qualified leads for the Company’s products and solutions through direct mail, e-mail, prospect seminars, advertising in trade and market-specific publications, exhibiting at trade shows, and conducting user group meetings. This organization also continually analyzes the SPSS customer database to identify likely prospects for the Company’s new offerings.

SPSS has two marketing groups focused on products, one of which is devoted to product management and the other of which is to product marketing. The product management group is part of the research and development organization and is responsible for both translating customer needs into clear directives for specific product development projects and working with the software engineering organization to develop “roadmaps” that chart the future direction of each product family. The product marketing group is responsible for delivering the products to the customers. The product marketing group focuses on actively engaging with the sales force in customer situations, understanding the current and future needs of customers, and understanding the markets and competitors for each product family.

SPSS also has a corporate communications group responsible for the broad visibility of the Company. This group works with the trade and financial press, industry analysts and financial analysts to establish the identity and presence of the Company as an industry leader. The SPSS corporate communications group also supports other important areas of Company visibility, including the development of expert reviews of SPSS products and solutions which appear in trade and market-specific publications, and participation in professional association meetings.

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

•	Extending the capabilities of its primary software products;

•	Enhancing existing and developing new elements of the predictive analytic platform;

•	Integrating and improving the interoperability of various SPSS products and technologies;

•	Continuing to build reusable components for use in developing new analytical products;

•	Establishing directions concerning future platforms and deployment, including J2EE and .NET, data visualization, in-database modeling and scoring, and the adoption of emergent standards; and

•	Demonstrating industry leadership through active participation in standards organizations for predictive analytics, such as PMML and CRISP DM.

The SPSS research and development staff currently includes professionals organized into groups for product management, algorithm development, software engineering, user interface design, documentation, quality assurance and product localization. SPSS also uses independent contractors in its research and development efforts. SPSS has outsourced maintenance, conversion and new programming for some products to enable its internal development staff to focus on products that are of greater strategic significance. Expenditures by SPSS for research and development of new products, services and techniques, including capitalized software, were approximately $64.4 million in 2006, $63.9 million in 2007, and $60.0 million in 2008.

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

Competition

In selling its predictive analytic products and predictive analytic solutions, SPSS competes primarily on the basis of the return on investment that the use of its software produces. In addition, the Company competes on the basis of the usability, functionality, performance, reliability and connectivity of its software. The significance of each of these factors varies depending upon the anticipated use of the software and the analytical training and expertise of the customer. To a lesser extent, SPSS competes on the basis of price and thus maintains pricing policies to meet market demand. The Company also offers flexible licensing arrangements to satisfy customer requirements.

Historically, the Company’s success has been driven by highly usable interfaces, comprehensive analytical capabilities, efficient performance characteristics, local language versions, consistent quality, connectivity capabilities and worldwide distribution.

SPSS considers its primary worldwide competitor in its predictive analytic products markets to be the SAS Institute. SPSS believes that the SAS Institute is a larger organization than SPSS; however, SPSS believes that the SAS Institute’s revenues are derived primarily from offerings in areas other than predictive analytics. Within the predictive analytic products market, the Company also competes with StatSoft, Inc., Minitab, Inc., and StataCorp LP with regard to products in the Company’s Statistics Family. Within the predictive analytic products market, the Company also competes with offerings from Teradata Corporation, Fair Isaac Corporation, KXEN, Inc. and Angoss Software Corporation with regard to products in the Company’s Data Mining Family. With the exception of the SAS Institute, none of the Company’s competitors with regard to either statistical products or data mining products are believed to currently offer the range of predictive analytic capability provided by SPSS.

Within the predictive analytic solutions market, SPSS faces indirect competition from well-financed companies such as Oracle Corporation, Fair Isaac Corporation, Unica Corporation, Teradata Corporation and Infor. Within the enterprise feedback management (EFM) market, SPSS faces competition from companies such as Confirmit AS, MarketTools, Vovici Corporation, Voxco and Global Market Insite, Inc. SPSS believes that it holds a strong position in this market based on the number of companies in the market research industry that use the Company’s survey software offerings.

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

Intellectual Property

SPSS attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyrights, patents and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. SPSS licenses its software only in the form of executable code, with contractual restrictions on copying, disclosures and transferability. For multi-user licenses of its software, SPSS requires its customers to sign a license agreement. For single-user licenses of its software, SPSS licenses its software via a “shrink-wrap” license, as is customary in the industry. The source code for all SPSS products is protected as a trade secret. In addition, SPSS has common law copyright protection for its source code and has filed for copyright and patent protection under federal law with respect to certain source code. SPSS has also entered into confidentiality and nondisclosure agreements with its key employees. Despite these restrictions, the possibility exists for competitors or users to copy aspects of SPSS products or to obtain information which SPSS regards as a trade secret. Although SPSS holds five patents and has one patent in registration, judicial enforcement of patent laws, copyright laws and trade secrets may be uncertain, particularly outside of the United States. Preventing unauthorized use of computer software is difficult, and software piracy is expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets.

SPSS uses a variety of trademarks with its products. Management believes the following are material to its business:

•	SPSS is a registered trademark used in connection with virtually all of the technology, solutions, and products of the Company;

•	Clementine is a registered trademark and is used in connection with the product line that SPSS acquired from Integral Solutions Limited;

•	Dimensions is an unregistered trademark used in connection with the Company’s market research products on all platforms;

•	Quantime is an unregistered trademark used in connection with the Company’s market research products on all platforms; and

•	ShowCase is an unregistered trademark used with products licensed by SPSS in its Business Intelligence family of products.

Some of these trademarks comprise portions of other SPSS trademarks. SPSS has registered some of its trademarks in the United States and some of its trademarks in a number of other countries, including the Netherlands, France, Germany, the United Kingdom, Japan, Singapore and Spain. SPSS is currently party to a lawsuit regarding its right to use the SPSS trademark. See Item 1A, “Risk Factors,” and Item 3, “Legal Proceedings.”

Due to the rapid pace of technological change in the software industry, SPSS believes that patent, trade secret, and copyright protection are less significant to its competitive position than factors such as the knowledge, ability, and experience of the Company’s personnel, new research and development, frequent technology and product enhancements, name recognition and ongoing reliable technology maintenance and support.

SPSS believes that its software products, predictive analytic solutions, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future or that the claim will not have a material adverse affect on SPSS if it is decided adversely to SPSS.

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

GlobalWare Solutions, Inc.

Since April 2008, SPSS has had a physical fulfillment and delivery hosting agreement and an electronic software delivery hosting agreement with GlobalWare Solutions, Inc. Pursuant to these agreements, GlobalWare duplicates SPSS software media and documentation, fulfills and ships software and documentation orders for the Company in the United States and multiple international locations and allows the Company to electronically deliver its software. The agreements with GlobalWare have an initial two year term and each automatically renews thereafter for successive one-year periods. Either party may terminate the agreement for cause if the other party materially breaches its obligations.

Hyperion Solutions

In January 2007, SPSS renewed its strategic relationship with Hyperion Solutions. This renewal extended the term of the Company’s contract with Hyperion until 2012. Following the acquisition of Hyperion by Oracle Corporation, the Company’s contract with Hyperion was assigned to Oracle USA, Inc. Under this contract, SPSS will continue to port future releases of the Oracle Hyperion Essbase software and the Oracle Hyperion Web Analysis software to the i-Series computer platform and provide customer support for that software in exchange for a portion of the support fees charged to end-users.

Employees

As of December 31, 2008, SPSS had 1,203 full-time employees, 590 domestically and 613 internationally. Of the 1,203 employees, there were 534 in sales, marketing and professional services, 456 in research and development, and 213 in general and administrative. SPSS believes it has generally good relationships with its employees. None of the Company’s employees are members of labor unions. The Company also had 43 part-time employees as of December 31, 2008.

Financial Information About the Company’s Foreign and Domestic Operations and Export Sales

The following table sets forth financial information about foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Sales to unaffiliated customers:
United States	$109,752	$118,076	$123,530
Europe	111,537	129,410	131,277
Pacific Rim	40,243	43,514	48,106

Total	$261,532	$291,000	$302,913

Sales or transfers between geographic areas:
United States	$34,467	$36,742	$48,719
Europe	(18,372)	(19,109)	(27,794)
Pacific Rim	(16,095)	(17,633)	(20,925)

Total	$—	$—	$—

Operating income:
United States	$2,959	$14,785	$21,300
Europe	22,625	28,051	20,270
Pacific Rim	8,719	6,621	7,469

Total	$34,303	$49,457	$49,039

Identifiable assets:
United States	$187,761	$333,033	$308,005
Europe	90,890	133,031	139,909
Pacific Rim	53,843	34,996	39,043

Total	$332,494	$501,060	$486,957

SPSS revenues from operations outside of the United States accounted for approximately 58% of total revenues in 2006, 59% in 2007 and 59% in 2008. Net revenues per geographic region are attributed to countries based upon point of sale. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as the Company further localizes its offerings by translating them into additional languages. Various risks impact international operations. See Item 1, “Business — Sales and Marketing,” Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2, “Domestic and Foreign Operations,” of the Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important risks which could adversely affect the Company’s future results. If any of the following risks actually occurred, the Company’s business and financial condition or the results of its operations could be materially adversely affected, the trading price of the Company’s common stock could decline, and investors could lose all or part of their investment in SPSS. In addition to the risks and uncertainties described below, additional risks and uncertainties not presently known to SPSS, or those SPSS currently believes are immaterial, could also impair the Company’s business operations.

The Company’s financial results and stock price may be adversely affected by quarterly fluctuations which are beyond its control.

The Company’s quarterly revenue and operating results have varied in the past and may continue to do so in the future due to several factors, including:

•	The influence of third party vendors and development delays on the number and timing of product updates and new product introductions;

•	Delays in product development and introduction of new technologies;

•	Purchasing schedules of its customers;

•	Changes in foreign currency exchange rates;

•	Changes in prescribed accounting rules and practices;

•	The timing of product shipments as a result of the delivery schedules of fulfillment vendors and the timing of solution implementations;

•	Changes in product mix and solutions revenues;

•	Timing, cost and effects of acquisitions; and

•	General economic conditions.

Because expense levels are to a large extent based on forecasts of future revenues, the Company’s operating results may be adversely affected if its future revenues fall below expectations. Accordingly, SPSS believes that quarter-to-quarter comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance.

In addition, the timing and amount of the Company’s revenues may be affected by a number of factors that make estimation of operating results before the end of a quarter uncertain. A significant portion of the Company’s operating expenses are relatively fixed, and planned expenditures are based primarily on revenue forecasts. The variable profit margins on modest increases in sales volume at the end of fiscal quarters are significant and, should SPSS fail to achieve these revenue increases, net income could be materially affected. Generally, if revenues do not meet the Company’s expectations in any given quarter, its operating results will be adversely affected. There can be no assurance that profitability on a quarterly or annual basis can be achieved or sustained in the future.

The anticipated benefits of the Company’s acquisitions may not materialize, thereby exposing the Company to more expensive and less efficient operations.

SPSS has made a number of acquisitions, including the acquisition of businesses based outside of the United States. Part of the Company’s growth strategy includes pursuing additional acquisitions. Any of these transactions could be material to its financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology involves risk and may create unforeseen operating difficulties and expenditures. These areas of risk include:

•	the need to implement or remediate controls, procedures and policies at companies that, prior to the acquisition, lacked these controls, procedures and policies;

•	interruption of, or a distraction of management’s attention from, the Company’s business;

•	challenges associated with integrating employees from the acquired company into the Company’s organization; and

•	the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to the integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

SPSS may not be able to consummate these potential future acquisitions on terms acceptable to it, or at all. Further, the anticipated benefit of many of the Company’s acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of the Company’s equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm the Company’s financial condition. Any of these events could have a material adverse effect on SPSS.

If SPSS does not respond adequately to rapid technological changes, its earnings may be adversely affected.

The computer software industry is characterized by rapid technological advances, changes in customer requirements, as well as frequent enhancements to and introductions of technologies. The Company’s future success will depend upon its ability to enhance its existing software and introduce new software products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. In particular, SPSS believes it must continue to respond quickly to users’ needs for greater functionality, improved usability and support for new hardware and operating systems. Any failure by SPSS to respond adequately to technological developments and customer requirements, or any significant delays in software development or introduction, could result in loss of revenues.

In the past, SPSS has, on occasion, experienced delays in the introduction of new software and enhancements to existing technology, primarily due to difficulties with particular operating environments and problems with software provided by third parties. The extent of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. These delays have most often resulted from “bugs” encountered in working with new versions of operating systems and other third party software, and “bugs” or unexpected difficulties in existing third party software which complicate integration with the Company’s software. From time to time, SPSS has discovered “bugs” in its software that are resolved through maintenance releases or through periodic updates depending upon the seriousness of the defect. There can be no assurance that SPSS will be successful in developing and marketing new software or enhancements to existing technology on a timely basis or that SPSS will not experience significant delays or defects in its software in the future, which could have a material adverse effect on the Company. In addition, there can be no assurance that new software or enhancements to existing technology developed by SPSS will achieve market acceptance or that developments by others will not render its technologies obsolete or noncompetitive.

Revenues from international operations represent a large percentage of the Company’s net revenues. Certain risks associated with operating the Company’s business outside of the United States may have a material adverse affect on its business.

Revenues from operations outside of the United States accounted for approximately 58% of the Company’s total revenues in 2006, 59% in 2007 and 59% in 2008. SPSS expects that revenues from international operations will continue to represent a large percentage of its net revenues and that this percentage may increase, particularly as SPSS further “localizes” products by translating them into additional languages and expands its operations through acquisitions of companies outside the United States. A number of risk factors may affect the Company’s international revenues, including:

•	greater difficulties in accounts receivable collection;

•	longer payment cycles;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	political and economic instability;

•	the burdens of complying with a wide variety of foreign laws and regulatory requirements; and

•	potential negative consequences from changes in taxation policies.

SPSS also believes that it is exposed to greater levels of software piracy in certain international markets where weaker protection is afforded to intellectual property. As SPSS expands its international operations, the risks described above could increase and, in any event, could have a material adverse effect on SPSS.

Significant movements in foreign currency exchange rates may adversely affect our business and financial results.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, the British Pound and the Japanese Yen. Any significant change in the value of the currencies of the countries in which we do business against the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. For additional detail related to this risk, see Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”

The Company’s stock price may experience volatility, thereby causing a potential loss of value to its investors.

There has been significant volatility in the market prices of securities of technology companies, including SPSS, and, in some instances, this volatility has been unrelated to the operating performance of those companies. Market fluctuations may adversely affect the price of the Company’s common stock. SPSS also believes that, in addition to factors such as interest rates and economic conditions which affect stock prices generally, some, but not all, of the factors which could result in fluctuations in its stock price include:

•	announcements of new products by SPSS or its competitors;

•	quarterly variations in financial results;

•	recommendations and reports of analysts;

•	acquisitions; and

•	other factors beyond the Company’s control.

SPSS relies on third parties for certain software. The loss of these relationships could have a material adverse effect on the Company’s products.

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

The Company’s continued use of the SPSS trademark may be prohibited or otherwise subjected to economically burdensome conditions.

As discussed further under Item 3, “Legal Proceedings,” the Company filed a lawsuit against Norman H. Nie, a former director of the Company, and C. Hadlai Hull, an employee of the Company, regarding the Company’s right to use the SPSS trademark. The filing of the lawsuit was in response to recent assertions by Dr. Nie that the Company’s use of the trademark was subject to a License Agreement (the “Agreement”) dated September 30, 1976 between a predecessor of the Company, as licensee, and Norman H. Nie and C. Hadlai Hull, as licensors. Dr. Nie stated his desire to enforce alleged ownership rights under the Agreement, which rights he claimed included the right to inspect and approve the Company’s products sold under the SPSS trademark and to obtain other information regarding those products. Dr. Nie and Mr. Hull filed a counterclaim against the Company pursuant to which they are seeking to enjoin the Company from continuing to use the SPSS trademark.

The Company is seeking a declaratory judgment that Dr. Nie, individually and as assignee of Mr. Hull, is estopped from enforcing any rights under the Agreement and that the Company shall be deemed to have an irrevocable, assignable and exclusive license to use the SPSS trademark. Even if the Company’s use of the SPSS trademark is determined to be subject to the Agreement, the Company believes that it is in full compliance with any obligations it may have under the Agreement and expects to continue to have the right to use the SPSS trademark consistent with its past practices. However, an adverse result in this lawsuit could result in the Company losing the right to use the SPSS trademark; increase the Company’s costs to comply with the inspection and product approval rights asserted by Dr. Nie; hinder or delay the development and introduction by the Company of new products sold under the SPSS trademark; or result in the Company having to pay damages for trademark infringement.

SPSS relies on third parties for software distribution. The loss of these relationships could have a material adverse effect on the Company’s operating results.

Since April 2008, SPSS has had a physical fulfillment and delivery hosting agreement and an electronic software delivery hosting agreement with GlobalWare Solutions, Inc. Pursuant to these agreements, GlobalWare duplicates SPSS software media and documentation, fulfills and ships software and documentation orders for the Company in the United States and multiple international locations and allows the Company to electronically deliver its software. Either party may terminate the agreements for cause if the other party materially breaches its obligations. If GlobalWare fails to perform adequately any of its obligations under the GlobalWare agreements, the Company’s operating results could be materially adversely affected.

Changes in public expenditures may adversely affect the Company’s results of operations.

A significant portion of the Company’s revenues comes from licenses of its software directly to government entities both internationally and in the United States. In addition, significant amounts of the Company’s revenues come from licenses to academic institutions, healthcare organizations and private businesses that contract with or are funded by government entities. Government appropriations processes are often slow and unpredictable and may be affected by factors outside the Company’s control. In addition, proposals are currently being made in various countries to reduce government spending. Reductions in government expenditures and termination or renegotiation of government-funded programs or contracts could have a material adverse effect on SPSS. In addition, declines in overall levels of economic activity could also have a material adverse impact on SPSS.

SPSS may be unable to continue to compete with companies in its industry that have financial or other advantages. Failure to compete successfully could have a material adverse effect on the Company’s business.

The Company’s historical market for statistical software is both highly competitive and fragmented. SPSS is among the largest companies in the statistical software market. However, SPSS faces competition from providers of statistical software, data mining tools, predictive analytic solutions and enterprise feedback management applications. SPSS believes that it competes effectively against its competitors, but there can be no assurance that it will continue to do so in the future.

In the future, SPSS may also face competition from new entrants into its current or future markets. Some of these potential competitors may have significant capital resources, marketing experience and research and development capabilities. Competitive pressures from the introduction of new solutions and products by these companies or other companies could have a material adverse effect on SPSS.

SPSS depends on key executives. A loss of these executives and other personnel could negatively impact the Company’s operations.

SPSS is dependent on the efforts of various key executives and employees. The Company’s continued success will depend in part on its ability to attract and retain highly qualified technical, managerial, sales, marketing and other personnel. Competition for highly qualified personnel is intense. The Company’s inability to continue to attract or retain highly qualified personnel could have a material adverse effect on its financial position and results of operation.

SPSS may not receive the full benefits of its intellectual property protections.

The analytical algorithms incorporated in the Company’s software are not proprietary. SPSS believes that the portion of its technology that is proprietary is the portion that determines the speed and quality of displaying the results of computations, the ability of its software to work in conjunction with third party software, and the ease of use of its software. The Company’s success will depend, in part, on its ability to protect these proprietary aspects of its software. SPSS attempts to protect its proprietary software with trade secret laws and internal nondisclosure safeguards, as well as copyright, trademark and patent laws and contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. However, there is no guarantee that these protections will prove effective.

Preventing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. In addition, the laws of various countries in which the Company’s software is or may be licensed do not protect its software and intellectual property rights to the same extent as the laws of the United States. Despite the precautions that SPSS takes, it may be possible for unauthorized third parties to reverse engineer or copy the Company’s products or obtain and use information that SPSS regards as proprietary. There can be no assurance that the steps that SPSS takes to protect its proprietary rights will be adequate to prevent misappropriation of its technology.

There can be no assurance that third parties will not assert infringement claims against SPSS or that any infringement assertion will not result in costly litigation or require SPSS to obtain a license to use the intellectual property of third parties. There can be no assurance that these licenses will be available on reasonable terms, or at all. There can also be no assurance that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technologies.

The availability of competitive open source software to the predictive analytics market or the use of open source software in the Company’s products may have a material adverse effect on the Company’s business.

Open source software includes a broad range of software applications and operating environments produced by companies, development organizations and individual software developers and is typically licensed for use, distribution and modification at a nominal cost or often, free of charge. To the extent that the open source software models expand and non-commercial companies and software developers create and contribute competitive analytical software to the open source community, SPSS may have to adjust its pricing, maintenance and distribution strategies and models, which could have a material adverse effect on the Company’s financial position and results of operation. In addition, if one of the Company’s developers embedded open source software into one or more of the Company’s products without the Company’s knowledge or authorization or a third party has incorporated open source software into such third party’s software without disclosing the presence of such open source software and SPSS embedded such third party software into one or more of its products, SPSS could, under certain circumstances, be required to disclose the source code to such products. In that case, SPSS would not own such products and could not charge license fees for such products, which could have a material adverse effect on the Company’s business.

Anti-takeover protections may make it difficult for a third party to acquire SPSS.

SPSS maintains a stockholder rights agreement which was adopted by the Board in June 2008, replacing the Company’s previous stockholder rights agreement which expired in accordance with its terms on June 18, 2008. The rights agreement and common stock purchase rights issued in connection with the rights agreement are intended to ensure that its stockholders receive fair and equal treatment in the event of a proposed takeover of SPSS. The rights agreement may discourage a potential acquirer from acquiring control of SPSS.

The Company’s Certificate of Incorporation and By-Laws contain a number of provisions, including provisions requiring an 80% super-majority stockholder approval of specified actions and provisions for a staggered Board of Directors, which would make the acquisition of SPSS, by means of an unsolicited tender offer, a proxy contest or otherwise, more difficult. The Company’s By-laws provide for a staggered Board of Directors so that only one-third of the total number of directors are replaced or re-elected each year. Therefore, potential acquirers of SPSS may face delays in replacing the existing directors.

Certain of the Company’s executive officers and other officers may be entitled to substantial payments and other benefits following a change of control of SPSS. These payments could have the effect of discouraging a potential acquirer from acquiring control of SPSS.

Item 1B.	Unresolved Staff Comments

N/A

Item 2.	Properties

The Company’s principal administrative, marketing, training, product development and support facilities are located at the Sears Tower, 233 South Wacker Drive, Chicago, Illinois 60606. SPSS maintains a 15 year sublease agreement to sublease 99,444 square feet of office space in the Sears Tower, which sublease agreement will expire in 2012. SPSS also maintains a lease agreement for an additional 41,577 square feet of office space in the Sears Tower, which lease agreement will also expire in 2012. The aggregate annual gross rental payments on these leases for office space in the Sears Tower were approximately $3.5 million for the year 2008.

In addition, SPSS leases office space in the United States in New York, Virginia, Ohio and Minnesota. SPSS leases office space internationally in Holland, the United Kingdom, Denmark, Belgium, Spain, Germany, Sweden, France, Australia, Singapore, Malaysia, Japan, and China. The aggregate annual gross rental payments on these leases were approximately $8.8 million for the year 2008.

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

Trademark Litigation

On January 3, 2008, the Company filed a complaint for declaratory judgment in the U.S. District Court for the Northern District of Illinois against Norman H. Nie and C. Hadlai Hull. The filing of the complaint was in response to recent assertions by Dr. Nie that the Company’s use of the SPSS trademark was subject to a License Agreement (the “Agreement”) dated September 30, 1976 between a predecessor of the Company, as licensee, and Norman H. Nie and C. Hadlai Hull, as licensors. Dr. Nie stated his desire to enforce his alleged rights under the Agreement, which he claimed included the right to inspect and approve products sold under the SPSS trademark and to obtain other information regarding those products. The complaint seeks a declaratory judgment that Dr. Nie and Mr. Hull are estopped from enforcing any rights under the Agreement and that the Company shall be deemed to have an irrevocable, assignable and exclusive license to use the SPSS trademark.

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

In May 2008, Dr. Nie filed an amended counterclaim to reflect that Mr. Hull had subsequently assigned his claims to Dr. Nie. Discovery has been completed and each of the Company and Dr. Nie have filed motions for summary judgment, which motions remain pending. The Court has set May 11, 2009 as the trial date.

Item 4.	Submission of Matters to a Vote of Security Holders

N/A

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Global Select tier of the Nasdaq Stock Market under the symbol “SPSS.”

The following table shows, for the periods indicated, the high and low sale price of the Company’s common stock:

Year end December 31, 2007	High	Low

First Quarter	$37.28	$29.07
Second Quarter	44.98	35.85
Third Quarter	47.87	34.51
Fourth Quarter	44.98	33.30
Year end December 31, 2008
First Quarter	41.27	29.01
Second Quarter	43.36	35.74
Third Quarter	36.93	28.02
Fourth Quarter	29.68	21.47

As of February 12, 2009, there were 743 holders of record of the Company’s common stock.

SPSS has never declared a cash dividend or paid any cash dividends on its capital stock. SPSS does not anticipate paying any cash dividends on SPSS common stock in the foreseeable future because SPSS expects to retain future earnings for use in the operation and expansion of its business.

Performance Graph

The following graph shows the changes in $100 invested since December 31, 2003, in the Company’s common stock, the NASDAQ 100 Stocks Index and the Goldman Sachs Software Index, assuming that all dividends were reinvested.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
SPSS (NASDAQ: SPSS)	$100.00	$87.47	$172.99	$168.18	$200.84	$150.78
NASDAQ 100 Stock Index	$100.00	$109.48	$110.83	$118.38	$140.48	$81.57
Goldman Sachs Software Index	$100.00	$113.56	$108.13	$119.86	$139.10	$85.76

Issuer Purchases of Equity Securities

On May 1, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of 2,000,000 shares of its issued and outstanding common stock. As of the beginning of the fourth quarter of 2008, 539,000 shares remained available for repurchase in connection with this authorization. During the fourth quarter of 2008, the Company did not repurchase any shares pursuant to this authorization or otherwise. This authorization expired on December 31, 2008.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 2008 are derived from and should be read in conjunction with the Consolidated Financial Statements of SPSS and the footnotes thereto which have been audited. The Consolidated Financial Statements as of December 31, 2007 and 2008, and for each of the years in the three-year period ended December 31, 2008, are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)

Net revenues:
License(1)	$95,819	$107,568	$125,017	$143,954	$142,102
Maintenance(2)	97,735	102,241	109,277	118,312	131,076
Services(3)	30,520	26,254	27,238	28,734	29,735

Net revenues	224,074	236,063	261,532	291,000	302,913

Operating expenses:
Cost of license and maintenance revenues	14,642	16,381	17,479	17,728	21,943
Cost of license and maintenance revenues — asset write-offs(4)	—	—	1,283	—	1,807
Sales, marketing and services	129,987	117,872	124,127	139,386	152,418
Research and development	47,765	45,418	51,595	50,640	43,620
General and administrative(5)	25,104	28,368	32,745	33,789	34,086

Operating expenses	217,498	208,039	227,229	241,543	253,874

Operating income	6,576	28,024	34,303	49,457	49,039

Net interest and investment income (expense)	(282)	161	3,139	7,964	4,726
Gain on divestiture of Sigma-series product line(6)	82	1,000	1,000	—	—
Other income (expense)	1,680	(2,013)	(3,981)	(1,812)	(186)

Income before income taxes	8,056	27,172	34,461	55,609	53,579
Provision for income taxes	2,513	11,080	19,321	21,884	17,533

Net income	$5,543	$16,092	$15,140	$33,725	$36,046

Basic net income per share	$0.31	$0.88	$0.78	$1.77	$2.00
Diluted net income per share	$0.31	$0.85	$0.73	$1.65	$1.88
Shares used in basic EPS calculation	17,671	18,228	19,451	19,106	18,029
Shares used in diluted EPS calculation	17,884	18,880	20,645	20,440	19,196
Balance Sheet Data:
Working capital	$13,846	$37,415	$92,099	$236,289	$241,043
Total assets	235,325	271,897	332,494	501,060	486,957
Current deferred revenue	62,148	63,980	73,483	83,862	83,638
Long term obligations, less current portion	4,994	1,867	1,540	152,361	152,914
Total stockholders’ equity	128,459	163,746	216,523	209,353	210,991

(1)	License revenues include sales of the Company’s tools, applications and components on a perpetual, annual or ASP (applications service provider) basis.

(2)	Maintenance revenues include recurring revenues recognized by the Company from renewals of maintenance agreements associated with perpetual licenses or renewals of annual licenses.

(3)	Services include revenues recognized from professional services engagements, training and other activities such as publication sales and providing respondents to online surveys.

(4)	See further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)	Includes provision for doubtful accounts.

(6)	During 2003, the Company entered into an agreement to license the distribution of its Sigma-Series line of products and sell certain related assets. During 2004, SPSS recorded a favorable adjustment to reduce certain professional fee accruals associated with this transaction. During 2005, SPSS recorded additional gain related to receipt of final license payment of $1.0 million related to this transaction. This transaction was accounted for as a divestiture of a business. Systat made a final payment of $1.0 million to SPSS in 2006 to exercise its option to purchase the licensed property. See additional discussion in Note 7 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Background

SPSS is a global provider of predictive analytics software and solutions. The Company’s offerings connect data to effective action by enabling decision makers to draw reliable conclusions about current conditions and future events. Predictive analytics leverages an organization’s business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques are then applied to improved business processes by increasing revenues, reducing costs, and preventing fraudulent activities.

The Company sells its products and services to a broad scope of industries. Approximately 62% of the Company’s 2008 revenues came from sales to customers in corporate settings, with another 22% in academic institutions, 15% in government agencies and 1% from nonprofit and healthcare organizations.

Because of the nature of the Company’s business, management frequently discusses the timing of deferred revenue and the impact of this timing on the Company’s financial results. The Company generates a significant portion of its revenue by selling software licenses. Software licenses may be term licenses or perpetual licenses. If SPSS sells a term license, the revenue associated with this license is recognized over the term of the license. If SPSS sells a perpetual license, the license revenue is generally recognized immediately but the revenue associated with maintenance of this license is deferred over the contracted maintenance period which is typically a 12-month period. Both the mix of licenses (i.e. number of annual licenses and the number of perpetual licenses) and the timing of when such licenses are executed in a given quarter or fiscal year significantly affect the portion of revenue that must be deferred for such period.

References to “Notes” within this Item 7 refer to the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto.

Results of Operations

Comparison of the Years Ended December 31, 2006, 2007 and 2008

Net Revenue

Revenues by product category, related amount changes, related percent changes and percent of total revenues for 2006, 2007 and 2008 were as follows:

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

License	$125,017	$143,954	$142,102	$18,937	$(1,852)	15%	(1)%
Maintenance	109,277	118,312	131,076	9,035	12,764	8%	11%
Services	27,238	28,734	29,735	1,496	1,001	5%	3%

Net Revenues	$261,532	$291,000	$302,913	$29,468	$11,913	11%	4%

Percent of Net Revenues
License	48%	49%	47%
Maintenance	42%	41%	43%
Services	10%	10%	10%

Net Revenues	100%	100%	100%

License revenue

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

United States	$54,742	$62,320	$64,148	$7,578	$1,828	14%	3%
Europe	45,043	55,004	48,987	9,961	(6,017)	22%	(11)%
Pacific Rim	25,232	26,630	28,967	1,398	2,337	6%	9%

Net License Revenues	$125,017	$143,954	$142,102	$18,937	$(1,852)	15%	(1)%

The overall decrease in license revenues from 2007 to 2008 was primarily due to the following:

•	lower sales volume of desktop statistical tools in Europe and the United States of $4.1 million and $2.5 million, respectively; and

•	lower data mining product revenues of $3.6 million in all geographic regions

From 2007 to 2008, the lower sales volume in the desktop statistical tools and lower data mining product categories was driven by fewer significant deals in 2008 compared with 2007. For 2008, the Company closed 20 deals individually exceeding $250,000 totaling $8.8 million compared with 30 deals individually exceeding $250,000 totaling $15.1 million for 2007. The decrease in significant deals in 2008 generally reflected sales staff turnover and a more challenging economic environment in 2008. These decreases were partially offset by the following:

•	increased sales of market research products in the amount of $2.0 million in the United States;

•	higher statistical tools revenues in the Pacific Rim of $1.8 million due to successful launch of the most recent product release during the third quarter of 2008; and

•	changes in foreign currency exchange rates which increased license revenues by $4.8 million in 2008.

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

Maintenance revenue

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

United States	$42,247	$43,177	$46,639	$930	$3,462	2%	8%
Europe	55,267	61,847	68,539	6,580	6,692	12%	11%
Pacific Rim	11,763	13,288	15,898	1,525	2,610	13%	20%

Net Maintenance Revenues	$109,277	$118,312	$131,076	$9,035	$12,764	8%	11%

The overall increase in maintenance revenues from 2007 to 2008 was primarily due to continued strong demand for the Company’s maintenance support and product upgrades as well as the following:

•	higher renewal rates by the Company’s customer base across all major geographic regions most notably in the desktop statistical tools and data mining product categories

•	changes in foreign currency exchange rates which increased maintenance revenues by $2.5 million in 2008.

The increase in maintenance revenue from 2006 to 2007 occurred in all major geographic regions. The increase was due to foreign currency, higher pricing and increased renewal rates, which increased maintenance revenue by $6.5 million in Europe, $1.5 million in the Pacific Rim and $1.0 million in the United States. Changes in foreign currency exchange rates increased maintenance revenue by $5.4 million in 2007.

Service revenue

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

United States	$12,763	$12,579	$12,743	$(184)	$164	(1)%	1%
Europe	11,227	12,559	13,751	1,332	1,192	12%	9%
Pacific Rim	3,248	3,596	3,241	348	(355)	11%	(10)%

Net Service Revenues	$27,238	$28,734	$29,735	$1,496	$1,001	5%	3%

Service revenues increased from 2007 to 2008 primarily due to an increased number of consulting projects in Europe. Additionally, changes in foreign currency exchange rates increased service revenues by $0.6 million in 2008.

The increase in service revenue from 2006 to 2007 was primarily due to changes in foreign currency exchange rates and due to an increased number of solution-related projects in Europe and the Pacific Rim as a result of higher license revenue during 2007. During 2007, service revenues increased by $1.3 million in Europe and $0.4 million in the Pacific Rim and decreased by $0.2 million in the United States. The impact of foreign currency exchange rates increased service revenues by $1.1 million in 2007.

Total Revenue By Major Geographic Region

Net revenues per geographic region, related amount changes, related percent changes and percent of total revenues for 2006, 2007 and 2008 were as follows:

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

United States	$109,752	$118,076	$123,530	$8,324	$5,454	8%	5%

United Kingdom	34,047	38,665	35,187	4,618	(3,478)	14%	(9)%
The Netherlands	32,092	38,760	40,658	6,668	1,898	21%	5%
Other	45,398	51,985	55,432	6,587	3,447	15%	7%

Total Europe	111,537	129,410	131,277	17,873	1,867	16%	1%

Japan	25,446	26,120	29,838	674	3,718	3%	14%
Other	14,797	17,394	18,268	2,597	874	18%	5%

Total Pacific Rim	40,243	43,514	48,106	3,271	4,592	8%	11%

Total International	151,780	172,924	179,383	21,144	6,459	14%	4%

Net Revenue	$261,532	$291,000	$302,913	$29,468	$11,913	11%	4%

Percent of Net Revenues
United States	42%	41%	41%
International	58%	59%	59%

Net Revenue	100%	100%	100%

Net revenue growth in 2008 was primarily due to increased revenue from market research products in the United States, and a strong renewal base for the Company’s product offerings. These increases were offset by lower sales of predictive applications and desktop statistical tools in Europe.

2007 Compared with 2008

Net revenues derived domestically and internationally increased 5% and 4%, respectively, from 2007 to 2008. Net revenue growth in 2008 reflected the impact of foreign currency exchange rates and increased revenue volume primarily from increased sales of market research products in the United States, higher statistical sales volume in the Pacific Rim and a strong renewal base for the Company’s product offerings. These increases were offset by lower sales volume of data mining products in all major geographic regions and lower desktop statistical tools in Europe and the United States as discussed under “License Revenue” above. In particular, from 2007 to 2008, revenues declined in the United Kingdom by $3.5 million, or 9%, primarily reflecting the impact of changes in foreign currency exchange rates of $2.8 million and lower license revenue of $1.8 million. This lower license revenue is driven by fewer significant deals in the United Kingdom. For 2008, the United Kingdom closed 3 deals individually exceeding $250,000 totaling $1.5 million compared with 8 deals individually exceeding $250,000 totaling $4.8 million for 2007.

Changes in foreign currency exchange rates were a significant factor and increased international revenue in 2008 from 2007 as follows:

Year Ended
December 31,
Country (Currency)	2008
(In thousands)

Netherlands (Euro)	$2,870
Other Euro-denominated countries	3,184
United Kingdom (Pound)	(2,849)
Japan (Yen)	3,630
Other currencies	983

Total	$7,818

2006 Compared with 2007

Net revenues derived internationally increased 14% from 2006 to 2007. This increase resulted from revenue growth in major international markets including Europe and the Pacific Rim. Changes in foreign currency exchange rates were a significant factor in the increase in international revenues resulting in a total increase in international revenues of $11.0 million for 2007. International revenue increased in 2007 due to changes in foreign currency exchange rates from 2006 as follows:

Year Ended
December 31,
Country (Currency)	2007
(In thousands)

Netherlands (Euro)	$2,933
Other Euro-denominated countries	3,387
United Kingdom (Pound)	2,929
Japan (Yen)	(320)
Other currencies	2,100

Total	$11,029

Cost of License and Maintenance Revenues

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

Cost of License and Maintenance Revenues	$17,479	$17,728	$21,943	$249	$4,215	1%	24%
Percent of Total Revenues	7%	6%	7%

Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs increased from 2007 to 2008 primarily due to $2.5 million of higher product and delivery costs and increased amortization of capitalized software development costs of $1.4 million in 2008. The higher product and delivery cost principally reflected increases in the volume of product shipments due to increased revenue volume and an increase in the number of product releases. The increased amortization of $1.4 million resulted from increased product development of core product technologies.

The increase in cost of license and maintenance revenues from 2006 to 2007 was primarily due to higher royalty expense associated with higher revenue and higher amortization expense of capitalized software development costs.

Cost of License and Maintenance Revenues — Asset Write-offs

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

Cost of License and Maintenance Revenues-Asset Write-offs	$1,283	$—	$1,807	$(1,283)	$1,807	NM	NM
Percent of Total Revenues	—%	—%	1%

During 2008, the Company wrote off the NetGenesis trademark to a fair value of zero after the Company determined that the future use of the trademark was no longer likely. Additionally, during 2008 the Company discontinued providing maintenance support for the products associated with this trademark. See additional discussion in Note 6.

During 2006, the Company wrote off certain software to a fair value of zero after the Company determined that the future use of this software was no longer likely.

Sales, Marketing and Services

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

Sales, Marketing and Services	$124,127	$139,386	$152,418	$15,259	$13,032	12%	9%
Percent of Total Revenues	47%	48%	50%

Sales, marketing and services expenses increased from 2007 to 2008, primarily due to increased compensation costs associated with higher revenues, higher staffing levels and increased investment in marketing programs. In addition, the Company recorded approximately $3.4 million in sales, marketing and services expenses in 2008 related to the cost management initiatives described in Note 13. Changes in foreign currency exchange rates contributed $2.7 million to the increase in sales, marketing and services expenses in 2008.

Sales, marketing and services expenses increased from 2006 to 2007 primarily due to higher travel and organization meeting costs and higher compensation costs associated with higher revenues. These increases were consistent with revenue growth of 11% in 2007. Changes in foreign currency exchange rates contributed $5.1 million to the increase in sales, marketing and services expenses in 2007.

Research and Development

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

Research and Development	$51,595	$50,640	$43,620	$(955)	$(7,020)	(2)%	(14)%
Percent of Total Revenues	20%	17%	14%

Research and development costs decreased from 2007 to 2008 primarily due to decreased project related expenses and improved productivity and rationalization of resources, principally through office consolidation in the United States and Europe during the second half of 2007. Also, as noted below, the Company recorded charges of $4.0 million related to the closing of certain research and development facilities during 2007.

Research and development costs decreased from 2006 to 2007 primarily due to benefits derived from the consolidation of certain research and development facilities completed in December 2006 as discussed in Note 13. The Company also recorded charges of $4.0 million related to the closing of certain research and development facilities during 2007.

General and Administrative

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

General and Administrative	$32,745	$33,789	$34,086	$1,044	$297	3%	1%
Percent of Total Revenues	13%	12%	11%

General and administrative expenses increased from 2007 to 2008 primarily due to increased share-based compensation of $0.3 million reflecting incremental expense of 2008 share-based compensation grants.

General and administrative expenses increased from 2006 to 2007 primarily due to increased share-based compensation of $1.8 million reflecting incremental expense of 2007 share-based compensation grants.

Operating Income

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

Operating Income	$34,303	$49,457	$49,039	$15,154	$(418)	44%	(1)%
Percent of Total Revenues	13%	17%	16%

Operating income decreased from 2007 to 2008 primarily due to increases in operating expenses that exceeded the increases in net revenues. Increased operating expenses resulted from higher cost of sales, higher selling expenses and costs associated with the Company’s cost management initiatives described in Note 13. See further discussion of these expenses under the caption headings above. As a percentage of total revenues, operating income decreased from 17% in 2007 to 16% in 2008.

Net Interest and Investment Income

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

Net Interest and Investment Income	$3,139	$7,964	$4,726	$4,825	$(3,238)	154%	(41)%
Percent of Total Revenues	1%	3%	2%

Net interest and investment income decreased from 2007 to 2008 principally due to lower short-term interest rates causing a lower return on investment cash balances.

Net interest and investment income increased from 2006 to 2007 principally due to higher investment cash balances. The higher investment cash balances reflected increased cash flow from operations in 2007 compared to 2006 as well as net cash derived from the Company’s private placement of convertible notes during the first quarter of 2007. As discussed in Note 10, the Company completed a private placement of convertible notes resulting in a net increase in cash of approximately $96.0 million, following the concurrent purchase of outstanding common stock and payment of offering costs.

Gain on Divestiture of Sigma-Series Product Line

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

Gain on Divestiture of Sigma-series Product Line	$1,000	$—	$—	$(1,000)	$—	NM	NM
Percent of Total Revenues	—%	—%	—%

In December 2003, SPSS entered into a distribution license and sale of assets agreement related to its Sigma-Series product line with Systat. This transaction was completed in December 2003. See Note 7 for an explanation of the terms of this transaction.

During the third quarter of 2006, Systat made a final payment of $1.0 million to SPSS to exercise Systat’s option to purchase the licensed property. This $1.0 million payment was recorded as other income.

Other Expense

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

Other Expense	$(3,981)	$(1,812)	$(186)	$2,169	$1,626	(54)%	(90)%
Percent of Total Revenues	(2)%	(1)%	—%

Other expense decreased from 2007 to 2008 primarily due to lower transactional losses in 2008 in Singapore dollar, Euro, and Japanese Yen, principally due to lower foreign denominated account balances.

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

Provision for Income Taxes

	Period
	Year Ended December 31,			Amount Change		Percentage Change
	2006	2007	2008	‘06 vs ‘07	‘07 vs ‘08	‘06 vs ‘07	‘07 vs ‘08
	(In thousands)

Provision for Income Taxes	$19,321	$21,884	$17,533	$2,563	$(4,351)	13%	(20)%
Percent of Pre-Tax Income	56%	39%	33%

The income tax provision decreased $4.4 million from 2007 to 2008 primarily due to lower income and certain book to tax adjustments recorded in September 2008 in conjunction with the Company’s filing of its 2007 United States tax return and a favorable adjustment to certain foreign tax valuation allowances due to improved profitability in certain foreign tax jurisdictions.

The income tax provision increased $2.6 million from 2006 to 2007 reflecting higher income. As a percent of pre-tax income, however, the income tax provision decreased from 2006 to 2007 primarily due to additional income tax expense of $6.9 million recorded in 2006, compared to $2.7 million recorded in 2007, related to information obtained from worldwide tax audits.

Generally, the Company expects its effective tax rate to be 33% to 36% given the current geographic income mix.

Liquidity and Capital Resources

During 2008, SPSS generated cash in excess of its operating requirements. As of December 31, 2008, SPSS had $305.9 million in cash and cash equivalents compared with $306.9 million at December 31, 2007. Factors affecting cash and cash equivalents during 2008 include:

Operating Cash Flows:

•	Cash derived from operating activities was $64.7 million. This cash resulted primarily from net income and receivable collections.

•	Accounts receivable increased operating cash flow by $12.3 million due to improved collections. Average days sales outstanding were 54 days at December 31, 2008, compared to 65 days at December 31, 2007.

•	Accrued expenses, including the timing of purchases of common stock, decreased operating cash flow by $10.7 million.

•	Timing of accounts payable disbursements decreased operating cash flow by $1.5 million.

•	Changes in deferred taxes and income taxes used $3.7 million.

•	Increases in deferred revenue contributed $5.0 million to cash from operating activities.

Investing Activities:

•	Capital expenditures were $5.7 million in 2008.

•	Capitalized software costs were $16.4 million in 2008.

•	Purchase of business and intangible assets were $1.2 million in 2008.

Financing Activities:

•	Purchases of outstanding common stock used $27.9 million of cash.

•	Cash proceeds of $6.6 million were generated from the exercise of stock options.

•	Tax benefits recognized from stock option exercises were $0.6 million.

Cash flows from operating activities in 2008 were more than adequate to fund capital expenditures and software development costs of $22.0 million. Management believes that the Company has ample capacity in its property and equipment to meet expected needs for future growth.

On March 19, 2007, the Company issued $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the “Convertible Notes”) in a private placement. The Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 21.3105 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $46.93 per share) only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the closing sale price of the common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of that period was less than 98% of the product of the closing price of the common stock for each day in that period and the conversion rate; (3) if specified distributions to holders of the common stock occur; (4) if a fundamental change occurs; or (5) during the period beginning on February 15, 2012 and ending on the close of business on the business day immediately preceding the maturity date. If the Company makes a physical settlement election as described below, the Convertible Notes will become convertible at the option of the holder at any time after the date of such physical settlement election and prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes.

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

As of December 31, 2008, the Convertible Notes were not convertible and the holders of the Convertible Notes had no right to require the Company to repurchase the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company used approximately $50 million of the net proceeds of the offering to purchase 1.5 million shares of its outstanding common stock. The Company then retired the purchased common stock during the second quarter of 2007.

On March 27, 2008, the Company entered into a three-year senior revolving credit facility (the “Credit Facility”) that enables the Company to borrow up to $50 million. The Credit Facility was entered into between the Company and LaSalle Bank National Association, now known as Bank of America, as lender (the “Lender”). Borrowings under the Credit Facility may be borrowed by the Company (or one or more subsidiaries designated by the Company) in U.S. dollars, Australian dollars, Euros, Pounds Sterling, Japanese Yen and in other currencies that the Lender may approve from time to time. Borrowings under the Credit Facility bear interest at a rate per annum equal to the applicable eurocurrency rate plus a 0.50% spread. The Company pays a fee of 0.10% of the unused amount of the Credit Facility. The Company has guaranteed the obligations of all subsidiary borrowers under the Credit Facility. As of December 31, 2008, the Company had not borrowed any funds under this credit facility.

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

The Credit Facility contains other customary covenants, including restrictions on liens, asset sales, acquisitions and debt permitted to be incurred by subsidiaries, and events of default. The Company was in compliance with all conditions and covenants as of December 31, 2008.

On May 1, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of 2.0 million shares of its issued and outstanding common stock and up to $20.0 million principal amount of its Convertible Notes. During the fourth quarter of 2007, the Company purchased 607 thousand shares of common stock at a cost of $21.8 million pursuant to such authorization. In January 2008, the Company purchased an additional 854 thousand shares of its issued and outstanding common stock at a cost of $27.9 million pursuant to such authorization. After the first quarter of 2008, the Company did not repurchase any additional shares pursuant to this authorization or otherwise. The authorization expired on December 31, 2008.

A unique cash-related event occurred in 2006. The Company received a scheduled payment totaling $1.0 million in 2006 on the sale of its Sigma-Series product line, which consummated in December 2003.

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

The Company’s cash and cash equivalents of $305.9 million as of December 31, 2008, are comprised of highly liquid investments with original maturity dates of three months or less. The Company places temporary cash investments with top-tier institutions of high credit quality. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of its cash concentration. Additionally, the money market funds in which the Company invests are participants in the United States Treasury Department’s Temporary Guarantee Program for Money Market Funds. This program provides coverage for amounts held in money market funds as of the close of business on September 19, 2008. The program is designed to address temporary dislocations in credit markets. The Secretary of the United States Treasury has the option to renew the program up to the close of business on September 18, 2009. On November 24, 2008, the United States Treasury Department extended this program until April 30, 2009. As of December 31, 2008, the Company had $171.2 million of cash investments covered under the aforementioned program. Also, an additional $80.0 million of the Company’s cash and cash equivalents is covered by certain international government insurance programs.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of the Company’s contractual obligations to make cash payments in future years measured as of December 31, 2008 (in thousands):

	Payment due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$150,000	$—	$—	$150,000	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	38,833	12,053	18,411	7,013	1,356
Purchase obligations and other commitments	—	—	—	—	—
Other long-term liabilities(3)	5,106	—	5,106	—	—

Total	$193,939	$12,053	$23,517	$157,013	$1,356

(1)	See Note 10 for a description of the Company’s long-term debt.

(2)	See Note 8 for a description of the Company’s operating lease obligations.

(3)	As discussed in Note 12, effective January 1, 2007, the Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.” The Company has a liability for uncertain tax positions of $5.1 million at December 31, 2008. See additional discussion in Note 12.

International Operations

Revenues from international operations were 59% of total net revenues in 2007 and 2008, and increased from 58% of total net revenues in 2006. As international revenues increase, the Company may experience increasing risk with regard to foreign currency exchange rates. To reduce this risk, the Company may enter into forward contracts for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The Company did not have any outstanding forward contracts at December 31, 2008. The Company does not use derivative instruments for speculative or trading purposes.

During 2008, SPSS generated operating income of $49.0 million. The Company generated operating income of $27.7 million outside of the United States. Of the non-U.S. income, SPSS derived operating income of $3.3 million in Euro nations, operating income of $17.3 million in the United Kingdom, which utilizes the British Pound, and operating income of $4.1 million in Japan which utilizes the Japanese Yen. The average exchange rate for the Euro, the British Pound and the Japanese Yen fluctuates relative to the dollar. These exchange rate fluctuations impact the Company’s operating income which is calculated in U.S. dollars. The Euro: Dollar exchange rates, the GBP: Dollar exchange rates and the Yen: Dollar exchange rates impacted operating income differently in 2008 and 2007. The exchange rate impacts on operating income in 2008 relative to 2007 were as follows: an increase of $0.6 million for Euro nations due to a 17.2% variance in exchange rates in the respective period, an increase of $0.1 million in the United Kingdom, which utilizes the British pound, due to a 1.0% variance in exchange rates in the respective period and an increase of $0.5 million in Japan, which utilizes the Japanese Yen, due to a 12.5% variance in exchange rates in the respective period.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

SPSS primarily recognizes revenue from the following:

•	Product licenses. SPSS offers (a) annual licenses with maintenance renewable annually, (b) perpetual licenses with both annual and multi-year maintenance, and (c) multi-year licenses with multi-year maintenance;

•	Postcontract customer support (“PCS” or “maintenance”) agreements which consist primarily of fees for providing when-and-if-available unspecified software upgrades and technical support over a specified term;

•	Fixed-price service-related arrangements which are primarily comprised of consulting, implementation services and training;

•	Various combinations of the above elements.

•	Distribution partners. The Company licenses third-parties to distribute SPSS products in certain territories internationally or as value-added resellers worldwide. SPSS records license fees from transactions made by such distribution partners when these transactions are reported, and the partners are responsible for providing related maintenance services, including end-user support and software updates. However, SPSS has post contract support (PCS) obligations to the customers of its distribution partners that are implied by its responsibility to provide these partners with updates of SPSS products when and if developed. Because the Company cannot establish vendor specific objective evidence (VSOE) of fair value of these implied maintenance arrangements, the Company recognizes the related license fees ratably over the terms of the arrangements beginning when transactions are reported to the Company by its distribution partners and when all revenue recognition criteria are met. Specific revenue recognition on distributor partner contracts is defined by the terms of the contract as follows:

•	Where SPSS defines the price for renewal of maintenance and support in the contract, such amount represents vendor specific objective evidence (VSOE) of fair value of maintenance and such amount is deferred and recognized ratably over the life of the support contract when the stated renewal is substantive.

•	When SPSS provides direct maintenance and support to the end-user, SPSS defers the estimated fair value of the maintenance and support consistent with direct sales to its customers.

•	When neither of the above conditions exist and SPSS must provide free updates or second tier support to the partner, the revenue from the contract is deferred and recognized ratably over the life of the contract.

•	Where no maintenance or support of any kind are required by the contract, no revenue is deferred.

•	When a reseller has a right to return product stock for updated product stock (stock swap), SPSS accounts for this as a right of return in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, and establishes a reserve for the estimated amount of the returns.

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

The Fee is Fixed or Determinable

SPSS makes judgments at the beginning of an arrangement regarding whether or not the fees are fixed or determinable. The Company’s customary payment terms are generally within 30 days after invoice date. Arrangements with payment terms extending beyond one year after invoice date are not considered fixed or determinable, in which case revenue is recognized as the fees become due and payable.

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

Delivery of Software Products

Delivery of the Company’s products is a prerequisite to the recognition of software license revenue. SPSS considers such delivery complete when the software products have been shipped, the customer has access to the license code that activates the software, or shipment is confirmed by a third-party shipping agent. If arrangements include an acceptance provision, then revenue is recognized upon the earlier of the receipt of written customer acceptance or, if applicable, the expiration of the acceptance period.

The Company applies AICPA Statement of Position (“SOP”) 97-2 (SOP 97-2), Software Revenue Recognition, and related interpretations and amendments which specifies the criteria that must be met prior to SPSS recognizing revenues from software sales.

SPSS reviews revenue recognition based upon the contract type or combination of contract types and assesses individual events and changes in circumstances that could modify recognition of revenue in accordance with SOP 97-2 and related interpretations and amendments. The Company’s customary terms are FOB shipping point. SPSS estimates and records provisions for revenue returns and allowances in the period the related products are sold based upon historical experience. To the extent actual results differ from the estimated amounts, results could be adversely affected. See Note 1 for additional information regarding Revenue Recognition.

Capitalization of Certain Software Development Costs

Software development costs incurred by SPSS in connection with the Company’s long-term development projects are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SPSS has not capitalized software development costs relating to development projects where the net realizable value is immaterial and the time between technological feasibility and release is of short duration. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value.

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

Accounts Receivable

SPSS management must make estimates of accounts receivable that will not be collected. SPSS performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s creditworthiness, as determined by the Company’s review of their current credit information. SPSS continuously monitors past due status, delinquency status, collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management’s expectations and the provisions established, SPSS cannot guarantee that it will continue to experience the same credit loss rates as in the past. If the financial condition of SPSS customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Long-Lived Assets

SPSS assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, goodwill must be assessed on at least an annual basis. Factors SPSS considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends.

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

Income Taxes

SPSS recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company also records tax benefits when the Company believes that it is more likely than not that the benefit will be sustained by the taxing authority. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. SPSS has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has not provided a valuation allowance on the amount of deferred tax assets that it estimates will be utilized as a result of the execution of these strategies. If the future taxable income is less than the amount that has been assumed in assessing the recoverability of the deferred tax assets, then an increase in the valuation allowance will be required, with a corresponding increase to income tax expense. Likewise, should SPSS ascertain in the future that it is more likely than not that deferred tax assets will be realized in excess of the net deferred tax assets, all or a portion of the $59.7 million valuation allowance as of December 31, 2008 would be reversed as a benefit to the provision for income taxes in the period such determination was made.

Share-Based Compensation

As discussed in the Summary of Significant Accounting Policies in Note 1, effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation expense recognized in 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. The Company estimated the fair value of stock options granted using the Black-Scholes pricing valuation model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. The Company has adopted FSP 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP” or “FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008. The Company expects the implementation of FSP No. APB 14-1 to increase interest expense and decrease long-term debt. Based on current information, the estimated annual impact of adoption will decrease reported diluted earnings per share by approximately $0.17 through the life of the notes from 2007 through 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from fluctuations in interest rates on cash and cash equivalents. As of December 31, 2008, the Company had $305.9 million of cash and cash equivalents. A 100 basis point decrease in interest rates would result in $3.1 million of lower annual interest income, assuming the same level of cash and cash equivalents.

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

To reduce this risk, the Company may enter into forward contracts for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The objective for holding the derivative instruments is to eliminate or reduce the impact of these exposures. The Company does not use derivative instruments for speculative or trading purposes. As of December 31, 2008, the Company had no outstanding forward contract agreements.

Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at December 31, 2008, the reported cash balance would decrease $12.3 million from a reported cash balance of $305.9 million at December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

SPSS INC. AND SUBSIDIARIES

Schedules not filed:

All schedules other than Schedule II have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
SPSS Inc.:

We have audited the accompanying consolidated balance sheets of SPSS Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/  GRANT THORNTON LLP

Chicago, Illinois
February 18, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of the internal control over financial reporting of SPSS Inc., a Delaware corporation, and subsidiaries (collectively, the Company) as of December 31, 2008, using the criteria published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective. Grant Thornton LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. That report is included in Item 8 of this Annual Report on Form 10-K.

By:	/s/ Jack Noonan
Jack Noonan
Chief Executive Officer, President and
Chairman of the Board of Directors

By:	/s/ Raymond H. Panza
Raymond H. Panza
Executive Vice President, Corporate Operations,
Chief Financial Officer and Secretary

SPSS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2007	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$306,930	$305,917
Accounts receivable, net of allowances of $1,211 in 2007 and $935 in 2008	56,580	43,172
Inventories, net	698	433
Deferred income taxes	3,964	4,142
Prepaid income taxes	3,301	5,738
Other current assets	4,162	4,693

Total current assets	375,635	364,095

Property, equipment and leasehold improvements, net	16,429	14,323
Capitalized software development costs, net	34,140	37,470
Goodwill	42,093	41,845
Intangibles, net	3,273	2,091
Noncurrent deferred income taxes, net	22,731	20,728
Other noncurrent assets	6,759	6,405

Total assets	$501,060	$486,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,759	$6,391
Income taxes and value added taxes payable	14,737	10,877
Deferred revenues	83,862	83,638
Other accrued liabilities	32,988	22,146

Total current liabilities	139,346	123,052

Long-term debt	150,000	150,000
Noncurrent deferred income taxes	784	977
Other noncurrent liabilities	1,577	1,937

STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value; 50,000,000 shares authorized; 18,905,933 and 18,172,910 shares issued in 2007 and 2008, respectively	189	182
Additional paid-in capital	175,267	147,079
Accumulated other comprehensive income (loss)	2,696	(16,197)
Retained earnings	43,881	79,927
Treasury stock; 353,100 shares in 2007, at cost	(12,680)	—

Total stockholders’ equity	209,353	210,991

Total liabilities and stockholders’ equity	$501,060	$486,957

The accompanying notes are an integral part of these consolidated financial statements.

SPSS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008

Net revenues:
License	$125,017	$143,954	$142,102
Maintenance	109,277	118,312	131,076
Services	27,238	28,734	29,735

Net revenues	261,532	291,000	302,913

Operating expenses:
Cost of license and maintenance revenues	17,479	17,728	21,943
Cost of license and maintenance revenues — asset write-offs	1,283	—	1,807
Sales, marketing and services	124,127	139,386	152,418
Research and development	51,595	50,640	43,620
General and administrative	32,745	33,789	34,086

Operating expenses	227,229	241,543	253,874

Operating income	34,303	49,457	49,039

Other income (expense):
Net interest and investment income	3,139	7,964	4,726
Gain on divestiture of Sigma-series product line	1,000	—	—
Other	(3,981)	(1,812)	(186)

Other income	158	6,152	4,540

Income before income taxes	34,461	55,609	53,579
Income tax expense	19,321	21,884	17,533

Net income	$15,140	$33,725	$36,046

Basic net income per share	$0.78	$1.77	$2.00

Diluted net income per share	$0.73	$1.65	$1.88

Shares used in computing basic net income per share	19,451	19,106	18,029

Shares used in computing diluted net income per share	20,645	20,440	19,196

The accompanying notes are an integral part of these consolidated financial statements.

SPSS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2006	2007	2008

Net income	$15,140	$33,725	$36,046
Other comprehensive income (loss):
Foreign currency translation adjustment	8,085	4,031	(18,893)

Comprehensive income	$23,225	$37,756	$17,153

The accompanying notes are an integral part of these consolidated financial statements.

SPSS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31,
	2006	2007	2008

Common stock, $.01 par value:
Balance at beginning of period	$187	$198	$189
Sale of 42,177, 39,931 and 45,599 shares of common stock to the Employee Stock Purchase Plans in 2006, 2007 and 2008, respectively	—	—	—
Retirement of 1,772,400 and 1,206,900 shares of treasury stock in 2007 and 2008, respectively	—	(18)	(12)
Exercise of stock options and issuance of restricted share units	11	9	5

Balance at end of period	198	189	182

Additional paid-in capital:
Balance at beginning of period	177,440	205,912	175,267
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	(1,069)	—	—
Retirement of 1,772,400 and 1,206,900 shares of treasury stock in 2007 and 2008, respectively	—	(59,121)	(40,538)
Sale of 42,177, 39,931 and 45,599 shares of common stock to the Employee Stock Purchase Plans in 2006, 2007 and 2008, respectively	1,047	1,216	1,623
Exercise of 980,936, 804,703 and 254,051 stock options in 2006, 2007 and 2008, respectively	18,826	15,473	5,003
Amortization of stock option compensation	3,105	2,512	1,476
Grant of restricted and deferred share units	3,129	3,873	3,686
Income tax benefit related to stock options	3,434	5,402	562

Balance at end of period	205,912	175,267	147,079

Deferred compensation:
Balance at beginning of period	(1,069)	—	—
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	1,069	—	—

Balance at end of period	—	—	—

Accumulated other comprehensive (loss) gain:
Balance at beginning of period	(9,420)	(1,335)	2,696
Foreign currency translation adjustment	8,085	4,031	(18,893)

Balance at end of period	(1,335)	2,696	(16,197)

Retained earnings (Accumulated deficit):
Balance at beginning of period	(3,392)	11,748	43,881
Implementation of FIN 48	—	(1,592)	—
Net income	15,140	33,725	36,046

Balance at end of period	11,748	43,881	79,927

Treasury stock:
Balance at beginning of period	—	—	(12,680)
Purchase of 2,125,500 and 853,800 shares of treasury stock in 2007 and 2008, respectively	—	(71,819)	(27,870)
Retirement of 1,772,400 and 1,206,900 shares of treasury stock in 2007 and 2008, respectively	—	59,139	40,550

Balance at end of period	—	(12,680)	—

Total stockholders’ equity	$216,523	$209,353	$210,991

The accompanying notes are an integral part of these consolidated financial statements.

SPSS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income	$15,140	$33,725	$36,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,536	18,220	20,555
Deferred income taxes	9,844	10,627	2,580
Excess tax benefit from share-based compensation	(3,434)	(5,402)	(562)
Amortization of share-based compensation	6,704	7,772	8,141
Asset impairment and cost management charges	1,283	2,310	1,807
Gain on sale of product line	(1,000)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,872)	(97)	12,322
Inventories	136	60	261
Prepaid and other assets	676	623	(709)
Accounts payable	(3,382)	1,079	(1,455)
Accrued expenses	2,403	7,385	(10,722)
Income taxes	2,755	3,772	(5,703)
Deferred revenue	5,898	6,964	5,031
Other, net	3,523	(2,148)	(2,942)

Net cash provided by operating activities	48,210	84,890	64,650

Cash flows from investing activities:
Capital expenditures	(4,287)	(5,698)	(5,662)
Capitalized software development costs	(12,761)	(13,232)	(16,377)
Purchase of business and intangibles	—	—	(1,245)
Proceeds from the divestiture of Sigma-series product line	1,000	—	—

Net cash used in investing activities	(16,048)	(18,930)	(23,284)

Cash flows from financing activities:
Purchase of common stock	—	(71,819)	(27,870)
Proceeds from stock option exercises and employee stock purchase plan	19,884	16,698	6,631
Tax benefit from stock option exercises	3,434	5,402	562
Proceeds from issuance of long-term debt	—	150,000	—
Debt issuance costs	—	(4,281)	—
Net repayments under line-of-credit agreements	(3,372)	—	—

Net cash provided by (used in) financing activities	19,946	96,000	(20,677)

Effect of exchange rates on cash	3,687	4,767	(21,702)

Net change in cash and cash equivalents	55,795	166,727	(1,013)
Cash and cash equivalents at beginning of period	84,408	140,203	306,930

Cash and cash equivalents at end of period	$140,203	$306,930	$305,917

Supplemental disclosures of cash flow information:
Interest paid	$105	$1,913	$3,783
Income taxes paid	7,899	8,185	19,615
Cash received from income tax refunds	1,889	2,089	1,186
Purchases of common stock in accrued expenses	—	7,380	—

The accompanying notes are an integral part of these consolidated financial statements.

SPSS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Business

SPSS Inc., a Delaware corporation (“SPSS” or the “Company”), was incorporated in Illinois in 1975 under the name SPSS, Inc. and was reincorporated in Delaware in May 1993 under the name “SPSS Inc.” SPSS is a global provider of predictive analytics software and solutions.

The Company’s offerings connect data to effective action by enabling decision makers to draw reliable conclusions about current conditions and future events. Predictive analytics leverages an organization’s business knowledge by applying sophisticated analytic techniques to enterprise data. The insights gained through the use of these techniques can lead to improved business processes by increasing revenues, reducing costs, and preventing fraudulent activities.

SPSS reports revenues in three categories used by most enterprise software companies:

•	License fees, representing new sales of the Company’s tools, applications, and components on a perpetual, annual, or ASP (applications services provider) basis;

•	Maintenance, representing recurring revenues recognized by the Company from renewals of maintenance agreements associated with perpetual licenses or renewals of annual licenses; and

•	Services, representing revenues recognized from professional services engagements, training, and other activities such as publication sales and providing respondents to online surveys.

Principles of Consolidation

The consolidated financial statements include the accounts of SPSS Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates during the period. The gains or losses resulting from such translation are included in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in “other income and expense” in the consolidated statements of income.

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

Revenue Recognition

The Company applies AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related Amendments which establishes the criteria that must be met prior to SPSS recognizing revenues from software sales.

The Company’s policy is to record revenue only when these criteria are met:

(1) Persuasive evidence of an arrangement exists — SPSS and the customer have executed a written agreement, contract or other evidence of an arrangement.

(2) Delivery has occurred — Product has been shipped or delivered to customer, depending on the applicable terms. The Company’s standard contract does not contain acceptance clauses. In the event that SPSS modifies the terms of its standard contract to provide that final delivery is contingent upon the customer accepting the applicable product, SPSS does not recognize revenue for that product until the customer has accepted the product.

(3) The vendor’s fee is fixed or determinable — The arrangement indicates the price of the license and the number of users, and the related payment terms are within one year of delivery of the software.

(4) Collectability is probable — SPSS sells to customers it deems creditworthy. Standard terms for payment are 30 days. SPSS periodically extends payment terms to three to six months, but does not extend payment terms past one year. Any terms beyond standard are generally still collectible and are generally offered in larger transactions with more creditworthy customers.

SPSS primarily recognizes revenue from product licenses, net of an allowance for estimated returns and cancellations, at the time the software is shipped. Revenue from certain product license agreements is recognized upon contract execution, product delivery, and customer acceptance.

The Company’s customary terms are FOB shipping point. SPSS estimates and records provisions for revenue returns and allowances in the period the related products are sold, based upon historical experience.

Revenue from postcontract customer support (“PCS” or “maintenance”) agreements, including PCS bundled with product licenses, is recognized ratably over the term of the related PCS agreements. Maintenance revenues consist primarily of fees for providing when-and-if-available unspecified software upgrades and technical support over a specified term. Maintenance revenues are recognized on a straight-line basis over the term of the contract.

Distribution partners: The Company licenses third-parties to distribute SPSS products in certain territories internationally or as value-added resellers worldwide. SPSS records license fees from transactions made by such distribution partners when these transactions are reported, and the partners are responsible for providing related maintenance services, including end-user support and software updates. However, SPSS has post contract support (PCS) obligations to the customers of its distribution partners that are implied by its responsibility to provide these partners with updates of SPSS products when and if developed. Because the Company cannot establish vendor specific objective evidence (VSOE) of fair value of these implied maintenance arrangements, the Company recognizes the related license fees ratably over the terms of the arrangements beginning when transactions are reported to the Company by its distribution partners and when all revenue recognition criteria are met. Specific revenue recognition on distributor partner contracts are defined by the terms of the contract as follows:

•	Where SPSS defines the price for renewal of maintenance and support in the contract, such amount represents vendor specific objective evidence (VSOE) of fair value of maintenance and such amount is deferred and recognized ratably over the life of the support contract when the stated renewal is substantive.

•	When SPSS provides direct maintenance and support to the end-user, SPSS defers the estimated fair value of the maintenance and support consistent with direct sales to its customers.

•	When neither of the above conditions exist and SPSS must provide free updates or second tier support to the partner, the revenue from the contract is deferred and recognized ratably over the life of the contract.

•	Where no maintenance or support of any kind are required by the contract, no revenue is deferred.

•	When a reseller has a right to return product stock for updated product stock (stock swap), SPSS accounts for this as a right of return in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition when Right of Return Exists, and establishes a reserve for the estimated amount of the returns.

Revenues from fixed-price service contracts, where consulting services are essential to the functionality of the software or services are provided separately, are recognized using the percentage-of-completion method, under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, of contract accounting as services are performed to develop, customize and install the Company’s software products. The percentage completed is measured by the percentage of labor hours incurred to date in relation to estimated total labor hours for each contract. Management considers labor hours to be the best available measure of progress on these contracts.

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

SPSS enters into arrangements which may consist of the sale of: (1) licenses of the Company’s software, (2) professional services and maintenance or (3) various combinations of each element. Revenues are recognized based on the residual method under SOP 98-9, a modification of SOP 97-2 “Software Revenue Recognition”, when an agreement has been signed by both parties, delivery of the product has occurred, the fees are fixed or determinable, collection of the fees is probable and no other significant obligations remain. Historically, the Company has not experienced significant returns or offered exchanges of its products.

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

For each type of license, postcontract customer support (maintenance) is offered. Under perpetual licenses, it is the customer’s option to renew maintenance each year. Under an annual or multi-year license, the customer must renew the license and maintenance to continue to use the software. In both cases, SPSS contacts the customer two months before the scheduled renewal date to determine the customer’s renewal intentions. If the customer indicates that it intends to renew the license, the Company will issue a new invoice. In some cases, customers ultimately cancel a license even though they initially indicated a willingness to renew. These cancellations are tracked in a 12-month rolling average to determine the cancellation percentage that SPSS will accrue as its cancellation allowance.

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

Advertising Cost

Advertising costs are expensed during the year in which they are incurred. The total amount of advertising expenses charged to operations was $1.6 million, $1.7 million and $2.0 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

	2006	2007	2008

Basic weighted average common shares outstanding	19,451	19,106	18,029
Dilutive effect of stock options	1,194	1,334	1,167

Diluted weighted average common shares outstanding	20,645	20,440	19,196

Anti-dilutive shares not included in diluted EPS	24	2	101

Depreciation and Amortization

Depreciation is recorded using the straight-line method. The estimated useful lives used in the computation of depreciation of tangible assets are as follows:

Furniture, fixtures, and office equipment	5-8 years
Computer equipment and software	3-7 years
Leasehold improvements	3-15 years or lease term if shorter

Capitalized software costs are amortized on a straight-line method over three to five years based upon the expected product life. The straight-line method is utilized as it results in amortization expense of at least the amount that would be provided by the ratio of annual product revenue to total product revenue over the remaining useful product life. Identifiable intangible assets are amortized over their estimated useful lives using the straight-line method.

Software Development Costs

Software development costs incurred by SPSS in connection with the Company’s long-term development projects are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” SPSS has not capitalized software development costs relating to development projects where the net realizable value is immaterial and the time between technological feasibility and release is of short duration. Product enhancement costs are capitalized when technological feasibility has been established. SPSS reviews capitalized software development costs each period and, if necessary, reduces the carrying value of each product to its net realizable value. See additional discussion at Note 4.

SPSS applies Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. See additional discussion at Note 3.

Equity Incentive Plans

The Company maintains one active equity incentive plan that is flexible and allows various forms of equity incentives to be issued. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. The Statement requires entities to recognize compensation expense for awards of equity instruments.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of three months or less. As of December 31, 2008, the Company had no amounts invested in an overnight investment in the form of commercial paper. The Company places temporary cash investments with institutions of high credit quality. Of the cash held on deposit, essentially all of the cash balance was in excess of amounts insured by the Federal Deposit Insurance Corporation or other foreign provided bank insurance. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of its cash concentration. Consequently, no significant concentration of credit risk is considered to exist. The Company held approximately $96.2 million and $122.5 million of cash outside of the United States at December 31, 2007 and 2008, respectively.

Accounts Receivable

The Company’s accounts receivable are primarily due from entities in the government, academic and commercial sectors. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s credit worthiness, as determined by the Company’s review of historical prior period experience with SPSS and review of independent third party credit report evaluation of their current credit information. The Company continuously monitors past due status, delinquency status, collection and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified.

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost. See additional discussion at Note 3.

Goodwill and Other Intangible Assets

The Company reviews its goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Identifiable intangible assets are amortized over a seven to ten year period using the straight-line method. SFAS No. 142 requires the Company to perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of an asset may be below its carrying amount. The Company performed an impairment test in the fourth quarter of 2007 and 2008 and no impairment was required to be recognized upon completion of these tests apart from the write- off of the NetGenesis trademark as discussed in Note 6.

Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated. Factors leading to impairment include a combination of significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimate. Impairment is measured by comparing the carrying value to the estimated and undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.

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

Financial Instruments and Hedging Activities

Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by Financial Accounting Standards Board Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 138”), and by Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”) requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133 and related amendments. The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value. Changes in fair values of derivatives accounted for as fair value hedges are recorded as a component of “Other income/expense” in the Consolidated Statements of Income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risk(s).

Debt Expense

Expenses incurred in issuing debt are amortized over the life of the remaining debt and included as a component of interest expense.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS 13. On February 12, 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. The Company has adopted FSP 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP” or “FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008. The Company expects the implementation of FSP No. APB 14-1 to increase interest expense and decrease long-term debt. Based on current information, the estimated annual impact of adoption will decrease reported diluted earnings per share by approximately $0.17 through the life of the notes from 2007 through 2012.

(2)	Domestic and Foreign Operations

Certain balance sheet information, net revenues and net income of international subsidiaries as of and for the years ended December 31, 2006, 2007 and 2008 included in the consolidated financial statements are summarized as follows (in thousands):

	December 31,
	2006	2007	2008

Working capital	$54,315	$65,029	$80,873

Excess of noncurrent assets over noncurrent liabilities	$22,796	$23,830	$24,371

Net revenues	$151,780	$172,923	$179,383

Net income	$14,375	$24,038	$21,549

Net revenues per geographic region, attributed to countries based upon point of sale, are summarized as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

United States	$109,752	$118,076	$123,530

United Kingdom	34,047	38,665	35,187
The Netherlands	32,092	38,760	40,658
Other	45,398	51,985	55,432

Total Europe	111,537	129,410	131,277

Japan	25,446	26,120	29,838
Other	14,797	17,394	18,268

Total Pacific Rim	40,243	43,514	48,106

Total International	151,780	172,924	179,383

Total	$261,532	$291,000	$302,913

Long-lived assets, excluding long-term deferred tax assets, per geographic region are summarized as follows (in thousands):

	December 31,
	2007	2008

United States	$81,764	$81,724

United Kingdom	5,976	4,613
The Netherlands	7,995	7,299
Other	2,972	3,609

Total Europe	16,943	15,521

Japan	2,455	2,952
Other	1,532	1,937

Total Pacific Rim	3,987	4,889

Total International	20,930	20,410

Total	$102,694	$102,134

(3)	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following (in thousands):

	December 31,
	2007	2008

Property, equipment and leasehold improvements, at cost:
Furniture, fixtures, and office equipment	$16,168	$8,426
Computer equipment and software	74,798	75,286
Leasehold improvements	17,334	15,260

Balance, cost — end of year	108,300	98,972
Accumulated depreciation and amortization	(91,871)	(84,649)

Balance, net — end of year	$16,429	$14,323

Activity in property, equipment and leasehold improvements is summarized as follows (in thousands):

	December 31,
	2007	2008

Balance, net — beginning of year	$17,708	$16,429
Additions	5,698	5,662
Asset write-offs	(656)	—
Depreciation expense	(6,491)	(7,040)
Foreign currency translation and other	170	(728)

Balance, net — end of year	$16,429	$14,323

The following table summarizes various components of depreciation and amortization (in thousands):

	2006	2007	2008

Depreciation	$5,296	$5,459	$6,008
Internal-use computer software amortization	1,022	1,032	1,032
Internal-use computer software capitalization	95	—	—

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

During 2008, the Company identified approximately $4.5 million of furniture, fixtures and office equipment, $3.1 million of computer equipment and software, and $3.7 million of leasehold improvements that were no longer in use, and had been fully depreciated. Accordingly, these amounts were removed from the property, equipment and leasehold improvements cost balances during 2008 with an offsetting charge to accumulated depreciation and amortization.

(4)	Software Development Costs and Purchased Software

The components of net capitalized software are summarized as follows (in thousands):

	December 31,
	2007	2008

Product translations	$12,573	$14,689
Acquired software technology	17,095	21,804
Capitalized software development costs	43,845	44,617

Balance, cost — end of year	73,513	81,110
Accumulated amortization	(39,373)	(43,640)

Balance, net — end of year	$34,140	$37,470

Activity in capitalized software is summarized as follows (in thousands):

	December 31,
	2007	2008

Balance, net — beginning of year	$31,583	$34,140
Additions	13,232	16,377
Amortization expense charged to cost of license and maintenance revenues	(10,705)	(12,202)
Foreign currency translation	30	(845)

Balance, net — end of year	$34,140	$37,470

During 2006, 2007 and 2008, SPSS recorded amortization expense of $9.9 million, $10.7 million and $12.2 million, respectively, charged to cost of license and maintenance revenues.

Total software development expenditures, including amounts expensed as incurred, amounted to approximately $64.4 million, $63.9 million and $60.0 million for the years ended December 31, 2006, 2007 and 2008, respectively.

During 2007 and 2008, the Company identified approximately $5.9 million and $8.0 million, respectively, of capitalized software development costs that were fully amortized versions of the Company’s software products no longer in use. Accordingly, these amounts were removed from the capitalized software balances during 2007 and 2008 with an offsetting charge to accumulated amortization.

The following table presents the estimated future amortization expense for acquired software technology (in thousands):

For the year ended December 31, 2009	$1,829
For the year ended December 31, 2010	1,513
For the year ended December 31, 2011	1,390
For the year ended December 31, 2012	994
For the year ended December 31, 2013	165

(5)	Goodwill and Intangible Assets

Goodwill and intangible asset data are as follows (in thousands):

	December 31,
	2007		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Other intangible assets — Customer relationships	$2,411	$(1,005)	$3,481	$(1,410)
Other intangible assets — Trademarks	400	(360)	400	(400)
Unamortizable intangible assets:
Other intangible assets	1,827		20
Goodwill	42,093		41,845
Aggregate amortization expense:
2008			445
Estimated amortization expense:
2009			270
2010			270
2011			70
2012			70
2013			70

The aggregate amortization expense for the years ended December 31, 2006, 2007 and 2008 was $0.3 million, $0.3 million and $0.4 million, respectively.

The following tables present the changes in the carrying amount of goodwill and other intangibles as of December 31, 2007 and December 31, 2008 (in thousands):

	December 31, 2007
	Goodwill	Intangibles

Balance at beginning of year	$41,923	$3,470
Amortization expense	—	(344)
Foreign currency translation and other	170	147

Balance at end of year	$42,093	$3,273

	December 31, 2008
	Goodwill	Intangibles

Balance at beginning of year	$42,093	$3,273
Amortization expense	—	(445)
Write-off of intangible asset	—	(1,807)
Acquired intangibles	—	1,245
Foreign currency translation and other	(248)	(175)

Balance at end of year	$41,845	$2,091

(6)	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2007	2008	Useful Lives

Trademarks	$400	$400	10 years
Customer relationships	2,411	3,481	7-10 years

	2,811	3,881
Accumulated amortization	(1,365)	(1,810)

	1,446	2,071
Unamortizable trademarks	1,827	20	Indefinite

Total intangible assets, net	$3,273	$2,091

In December 2008, in accordance with SFAS 142, the Company performed an annual impairment analysis of its NetGenesis trademark, an intangible asset with a value of $1.8 million and an indefinite life. The Company used the income approach valuation technique to estimate the fair value of the NetGenesis trademark and then compared the estimate to the related carrying value. The fair value of the trademark was derived from discounted future cash flows dependent on a number of critical management assumptions including estimates of revenue growth and expected economic asset life. Based upon the results of the analysis, the Company determined that as of December 31, 2008, the implied fair value of the NetGenesis trademark was below the carrying amount and not recoverable. Additionally, the Company does not plan to renew this trademark. As a result, the Company wrote off this intangible asset to a fair value of zero.

(7)	Acquisitions and Divestitures

Systat Software, Inc.

On December 29, 2003, the Company received its first payment in a transaction with Systat Software, Inc., a subsidiary of Cranes Software International Ltd. (“Systat”), pursuant to which Systat acquired from SPSS an exclusive, worldwide license to distribute the Sigma-Series product line for a three-year period and purchased certain related assets. Pursuant to the agreement, Systat assumed all responsibilities for the marketing and sales of the products as well as their ongoing development and technical support. SPSS also transferred to Systat all rights and obligations with respect to customers and personnel and all fixed assets related to the Sigma-Series products (the “Related Assets”). In exchange for the exclusive worldwide license and Related Assets, Systat was obligated to make cash payments to SPSS in the aggregate amount of $13.0 million. The agreement between SPSS and Systat also granted Systat an option to purchase the licensed property.

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

Datab GmbH

During 2008, the Company reached a final agreement to terminate the distribution agreement with Datab GmbH, a distributor in Germany. The Company integrated the business operations for the SPSS software previously sold under the distribution agreement into its existing German office. The result of this transaction was a $1.2 million addition to intangible assets, with an amortizable useful life of ten years.

(8)	Commitments and Contingencies

Operating Leases

SPSS leases its office facilities, storage space, and some data processing equipment under lease agreements expiring through the year 2013. Minimum lease payments indicated below do not include costs such as property taxes, maintenance, and insurance.

The following is a schedule of future noncancellable minimum lease payments required under operating leases as of December 31, 2008 (in thousands):

Year Ending December 31,	Amount

2009	$12,053
2010	9,899
2011	8,512
2012	5,152
2013	1,861
Thereafter	1,356

Total operating lease obligation	$38,833

There are certain renewal options with respect to the operating leases. If the Company does not exercise any such options, the leased space will be returned to the lessors at the end of the lease term. In accordance with SFAS No. 13, when cash payments are not made on a straight-line basis, the Company recognizes rent expense on a straight-line basis over the lease term. Rent expense related to operating leases was approximately $12.2 million, $12.6 million and $12.3 million during the years ended December 31, 2006, 2007 and 2008, respectively.

Hyperion Solutions

In January 2007, SPSS renewed its strategic relationship with Hyperion Solutions. This renewal extended the term of the Company’s contract with Hyperion until 2012. Following the acquisition of Hyperion by Oracle Corporation, the Company’s contract with Hyperion was assigned to Oracle USA, Inc. Under this contract, SPSS will continue to port future releases of the Oracle Hyperion Essbase software and the Oracle Hyperion Web Analysis software to the i-Series computer platform and provide customer support for that software in exchange for a portion of the support fees charged to end-users.

GlobalWare Solutions, Inc.

Since April 2008, SPSS has had a physical fulfillment and delivery hosting agreement and an electronic software delivery hosting agreement with GlobalWare Solutions, Inc. Pursuant to these agreements, GlobalWare duplicates SPSS software media and documentation, fulfills and ships software and documentation orders for the

Company in the United States and multiple international locations and allows the Company to electronically deliver its software. The agreements with GlobalWare have an initial two year term and each automatically renews thereafter for successive one-year periods. Either party may terminate the agreement for cause if the other party materially breaches its obligations.

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

Trademark Litigation

On January 3, 2008, the Company filed a complaint for declaratory judgment in the U.S. District Court for the Northern District of Illinois against Norman H. Nie and C. Hadlai Hull. The filing of the complaint was in response to recent assertions by Dr. Nie that the Company’s use of the SPSS trademark was subject to a License Agreement (the “Agreement”) dated September 30, 1976 between a predecessor of the Company, as licensee, and Norman H. Nie and C. Hadlai Hull, as licensors. Dr. Nie stated his desire to enforce his alleged rights under the Agreement, which he claimed included the right to inspect and approve products sold under the SPSS trademark and to obtain other information regarding those products. The complaint seeks a declaratory judgment that Dr. Nie and Mr. Hull are estopped from enforcing any rights under the Agreement and that the Company shall be deemed to have an irrevocable, assignable and exclusive license to use the SPSS trademark.

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

In May 2008, Dr. Nie filed an amended counterclaim to reflect that Mr. Hull had subsequently assigned his claims to Dr. Nie. Discovery has been completed and each of the Company and Dr. Nie have filed motions for summary judgment, which motions remain pending. The Court has set May 11, 2009 as the trial date.

(9)	Other Accrued Liabilities

Other accrued liabilities consist of the following at December 31 (in thousands):

	2007	2008

Payroll	$10,601	$8,789
Rent	3,110	2,527
Customer advances	3,432	2,101
Royalties	1,375	1,432
Purchase of common stock	7,380	—
Other accrued expenses	7,090	7,297

Total other accrued liabilities	$32,988	$22,146

(10)	Financing Arrangements and Hedging Activities

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value. Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risk(s).

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

To reduce this risk, the Company entered into forward contracts during the third quarter of 2006 for the purpose of hedging future foreign currency exposure on intercompany balances between certain of its subsidiaries. The objective for holding the derivative instruments was to eliminate or reduce the impact of these exposures. The principal currency hedged was the Japanese Yen relative to the British Pound with a notional weighted average exchange rate between the currencies of 212.12. These contracts called for the purchase of local currencies at a specified future date to settle the intercompany balance between the Company’s U.K. and Japan-based subsidiaries. The settlement date for these contracts was June 18, 2007. The Company does not use derivative instruments for speculative or trading purposes.

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

As of December 31, 2008, the Company had no outstanding forward contract agreements.

On March 19, 2007, the Company issued $150 million aggregate principal amount of 2.50% Convertible Subordinated Notes due 2012 (the “Convertible Notes”) in a private placement. The Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock, based on an initial conversion rate of 21.3105 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $46.93 per share) upon the occurrence of certain events. Interest on the Convertible Notes is included as a component of interest expense in the consolidated financial statements. As of

December 31, 2008, the Convertible Notes were not convertible and the holders of the Convertible Notes had no right to require the Company to repurchase the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company used approximately $50 million of the net proceeds of the offering to purchase 1.5 million shares of its outstanding common stock. The Company then retired the purchased common stock during the second quarter of 2007.

On March 27, 2008, the Company entered into a three-year senior revolving credit facility (the “Credit Facility”) that enables the Company to borrow up to $50 million. The Credit Facility was entered into between the Company and LaSalle Bank National Association, now known as Bank of America, as lender (the “Lender”). Borrowings under the Credit Facility may be borrowed by the Company (or one or more subsidiaries designated by the Company) in U.S. dollars, Australian dollars, Euros, Pounds Sterling, Japanese Yen and in other currencies that the Lender may approve from time to time. Borrowings under the Credit Facility bear interest at a rate per annum equal to the applicable Eurocurrency rate plus a 0.50% spread. The Company pays a fee of 0.10% of the unused amount of the Credit Facility. The Company has guaranteed the obligations of all subsidiary borrowers under the Credit Facility

Borrowings under the Credit Facility are subject to the Company’s satisfaction of various financial covenants, including having consolidated EBITDA of at least $40,000,000 for each period of four consecutive fiscal quarters, and maintaining a ratio of (a) (x) consolidated total debt less (y) cash and cash equivalents to (b) consolidated EBITDA of not greater than 2.50 to 1, with compliance with such covenant to be tested on the last day of each fiscal quarter.

The Credit Facility contains other customary covenants, including restrictions on liens, asset sales, acquisitions and debt permitted to be incurred by subsidiaries, and events of default. The remedies for events of default are customary for this type of credit facility. As of December 31, 2008, the Company had not drawn any borrowed funds under the Credit Facility and the Company was in compliance with all conditions and covenants.

(11)	Other Income

Other income consists of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008

Interest and investment income	$3,359	$11,557	$9,621
Interest expense	(220)	(3,593)	(4,895)

Net interest and investment income	3,139	7,964	4,726

Gain on divestiture of Sigma-series product line	1,000	—	—
Exchange loss on foreign currency transactions	(3,981)	(1,812)	(186)

Other, net	(2,981)	(1,812)	(186)

Total other income	$158	$6,152	$4,540

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

(12)	Income Taxes

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008

Domestic	$13,545	$21,883	$24,508
Foreign	20,916	33,726	29,071

Pretax income	$34,461	$55,609	$53,579

Income tax expense (benefit) consists of the following (in thousands):

	Current	Deferred	Total

Year ended December 31, 2006
U.S. Federal	$2,753	$10,128	$12,881
State	451	(552)	(101)
Foreign	7,530	(989)	6,541

Income tax expense (benefit)	$10,734	$8,587	$19,321

Year ended December 31, 2007
U.S. Federal	$6,572	$4,538	$11,110
State	790	299	1,086
Foreign	8,886	802	9,688

Income tax expense	$16,248	$5,639	$21,884

Year ended December 31, 2008
U.S. Federal	$5,565	$3,643	$9,208
State	589	214	803
Foreign	9,184	(1,662)	7,522

Income tax expense	$15,338	$2,195	$17,533

For the years ended December 31, 2006, 2007 and 2008 the reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Statutory Federal income tax rate	35%	35%	35%

Income taxes using the Federal statutory rate	$12,061	$19,463	$18,753
State income taxes, net of Federal tax benefit	295	602	301
Foreign taxes at net rates different from U.S. Federal rates	(591)	(1,690)	(2,184)
Deemed income from foreign operations	2,178	4,348	5,689
Dividends from foreign affiliates	2,987	4,472	—
Foreign tax credit	1,281	(8,767)	(5,825)
Research and development credit	(400)	(1,384)	(579)
Nondeductible costs including meals and entertainment, Sec 162(m)	226	609	931
Domestic manufacturing deduction	(263)	—	(245)
Change in valuation allowance	1,966	2,594	335
Other, net	(419)	1,637	357

Income tax expense	$19,321	$21,884	$17,533

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets/(liabilities) at December 31, 2007 and 2008, are presented below (in thousands):

	2007	2008

Deferred revenues	$14,777	$15,838
Foreign tax credit carryforwards	15,474	4,605
Research and experimentation credit carryforwards	3,787	2,572
AMT credits	136	142
Acquisition-related items	5,803	5,701
Depreciation, amortization and capitalized interest	(2,539)	(1,205)
Capitalized software costs	(9,776)	(11,000)
Net operating loss carryforwards	61,747	61,366
Foreign currency loss	298	589
Share Based Compensation	3,286	2,980
Allowances, accruals and other	2,349	2,045

Total gross deferred income taxes	95,342	83,633
Valuation allowance	(69,431)	(59,740)

Net deferred income tax asset	$25,911	$23,893

Balance sheet classification:
Current deferred income tax asset	$3,964	$4,142
Noncurrent deferred income tax asset	22,731	20,728
Current deferred income tax liability	—	—
Noncurrent deferred income tax liability	(784)	(977)

Net deferred income taxes	$25,911	$23,893

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, taxable income in prior carryback years, tax planning strategies and projected future taxable income in making this assessment. During the fourth quarter 2008, the Company reduced the valuation allowance against the foreign net operating losses, based on the fact that some foreign entities had a profitable year and anticipate profitability going forward. The Company will be able to utilize prior years net operating losses against the income. The Company increases the valuation allowance based on the cumulative income for the preceding three years. The Company releases valuation allowance as income is recorded by affiliates. The Company has reduced the valuation allowance on the balance sheet in the amount of $0.5 million and has recognized an offsetting benefit by reducing income tax expense in 2008.

As of December 31, 2008, SPSS has U.S. net operating loss carryforwards of approximately $93.5 million, the majority of which begins to expire in 2021. The Company has provided a valuation allowance on $90.3 million of the U.S. pre-tax operating loss carryforwards. In addition, as of December 31, 2008, the Company has foreign pre-tax operating loss carryforwards of approximately $82.2 million against which the Company has provided a valuation allowance of $68.3 million for the foreign pre-tax operating losses.

As December 31, 2008, the Company has foreign tax credit carryforwards of $4.6 million, which begin to expire in 2010. The Company has a valuation allowance of $1.4 million against these credits.

As of December 31, 2008, SPSS had a research and experimentation credit carryforward of approximately $1.8 million, which begins to expire in 2010. The Company has a valuation allowance of $1.3 million, against these credits.

Federal income and foreign withholding taxes have not been provided on $107.7 million of undistributed earnings of international subsidiaries of which $70.6 million has been previously taxed in the United States. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2007 and prior years because in accordance with APB 23, the Company does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable. At December 31, 2008, a deferred income tax liability relating to Federal income and foreign withholding taxes have not been provided on $107.7 million of undistributed earnings of international subsidiaries of which $70.6 million has been previously taxed in the United States because the Company currently does not expect to remit those earnings in the foreseeable future. The Company has recognized a deferred tax asset of $0.2 million for the undistributed earnings of its Japanese subsidiary as the Company currently expects to remit those earnings in the foreseeable future.

In 2008, the statutory tax rates for UK changed from 30% to 28% , the statutory tax rate for Singapore changed from 20% to 18%.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The Company has total uncertain tax positions recorded of $5.1 million as of December 31, 2008.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $5.1 million as of December 31, 2008 and $12.5 million as of January 1, 2008. The Company did not record any penalties and interest since the amounts listed would reduce carryforward tax attributes only. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2008	$12,950
Gross increase for tax positions from prior year	2,989
Gross decrease for tax positions from prior year	(575)
Settlements with taxing authorities	(10,258)
Decreases due to lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2008	$5,106

The Company’s unrecognized tax benefits relate to U.S. federal, U.S. state and foreign jurisdictions. The Company does not expect these unrecognized tax benefits to change significantly over the next twelve months. The Company files tax returns related to U.S. federal, U.S. state, and foreign jurisdictions. The Internal Revenue Service in the U.S. is currently examining tax returns for the periods December 31, 2005, 2006, and 2007. The Company is also under examination in France for the December 31, 2005 and 2006 tax period and is under audit in selected states as well.

(13)	Cost Management Programs

During the fourth quarter 2006, the Company incurred expenses totaling $0.9 million related to the closure of its Amsterdam facility. These costs included lease termination costs, severance costs for fifteen employees and a loss on the disposal of surplus fixed assets. These costs are primarily recorded as a component of Research and Development expense in the Consolidated Statements of Income. As of December 2008, the liabilities related to these expenses were fully paid.

During 2007, the Company incurred expenses totaling $4.6 million related to a management reorganization and a planned consolidation of certain research and development facilities. These costs principally included employee severance costs, lease exit costs and the write-off of leasehold improvements. These costs are primarily recorded as a component of Research and Development expense in the Consolidated Statements of Income. As of

December 31, 2008, the Company has remaining approximately $0.8 million in other accrued liabilities and $0.3 million in other noncurrent liabilities related to these expenses and expects the liabilities to be paid by 2010.

During 2008, the Company incurred expenses totaling $4.8 million related to a cost management program involving staff reorganizations and reduction. These costs primarily included employee severance costs. These costs are primarily recorded as a component of Sales, Marketing and Services expense in the Consolidated Statements of Income. As of December 31, 2008, the Company has remaining approximately $2.5 million in other accrued liabilities related to these expenses and expects the liabilities to be paid in 2009.

(14)	Employee Benefit Plans

Qualified employees may participate in the 401(k) savings plan by contributing up to the lesser of 15% of eligible compensation or limits imposed by the U.S. Internal Revenue Code in a calendar year. SPSS makes a matching contribution for employees in the plan the entire year. SPSS made contributions of $0.4 million, $0.3 million and $0.2 million for 2006, 2007, and 2008, respectively. These matching contributions were recorded as compensation expense.

SPSS also maintains a stockholder approved qualified employee stock purchase plan. There are 500 thousand shares of SPSS common stock authorized for issuance over the term of the stock purchase plan. The shares are offered for purchase through a series of six-month contribution periods extending from January 1 through June 30 and July 1 through December 31 of each year. The SPSS purchase plan provides that eligible employees may elect to have between 1% and 15% of their total compensation withheld and applied to the purchase of shares of SPSS common stock on the last day of each contribution period. The employee’s purchase price of SPSS common stock will equal the lesser of i) 85% of the fair market value of the SPSS common stock on the first business day of the contribution period, or ii) 85% of the fair market value of the SPSS common stock on the last business day of the contribution period. There is a maximum of 4 thousand shares that each eligible employee may purchase each contribution period. There were 46 thousand shares issued under this qualified plan during 2008. The Company recorded expense related to this plan of $0.1 million, $0.2 million and $0.3 million for 2006, 2007, and 2008, respectively.

(15)	Stock Compensation Plans

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method.

Share-based compensation expense, including expense related to restricted share units, under the provision of SFAS No. 123(R) and APB No. 25 was comprised as follows (in thousands) :

	For the Year Ended December 31,
	2006	2007	2008

Sales, Marketing and Services	$2,022	$1,406	$1,651
Research and Development	1,425	1,302	1,087
General and Administrative	3,257	5,064	5,403

Total share-based compensation expense	$6,704	$7,772	$8,141

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

For purposes of calculating the compensation expense consistent with SFAS No. 123(R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	For the Years Ended December 31,
	2006	2007	2008

Expected volatility	37.09%	45.20%	44.02%
Expected dividend yield	—%	—%	—%
Expected risk-free interest rate	4.92%	4.54%	3.18%
Expected term of options	6.15 years	5.89 years	5.77 years
Maximum contractual term	10 years	10 years	10 years
Weighted average grant date fair value of options granted	$14.83	$17.57	$18.55

The Company uses historical data to estimate volatility, the expected term and forfeitures of awards due to employee terminations in order to estimate compensation cost for awards expected to vest.

Equity Incentive Plans

As of December 31, 2008, the Company had one active equity incentive plan: the SPSS Inc. Long Term Incentive Plan (the “LTIP”). Under this plan, there are 80 thousand shares reserved for issuance upon the exercise of option rights that qualify as incentive stock options and 4.4 million shares reserved for issuance upon the exercise of option rights that qualify as nonqualified stock options, appreciation rights, restricted shares or share units. The Company also has three additional equity compensation plans under which exercisable options remain outstanding. These three plans were terminated and are now considered inactive because securities no longer remain available for future issuance under these plans. These three terminated equity compensation plans are: the 2000 Equity Incentive Plan (the “2000 Plan”), the 1999 Employee Equity Incentive Plan (the “1999 Plan”) and the Third Amended and Restated 1995 Equity Incentive Plan (the “1995 Plan”).

Additional information regarding options is as follows (in thousands, except per share data):

	2006		2007		2008
		Weighted		Weighted		Weighted	Weighted
		Average		Average		Average	Average
		Exercise		Exercise		Exercise	Remaining
		Price		Price		Price	Contractual
	Options	Per Share	Options	Per Share	Options	Per Share	Life

Outstanding at beginning of year	3,263	$18.95	2,177	$18.76	1,352	$18.96	5.10
Granted	35	33.57	40	36.72	40	41.24	9.36
Forfeited and expired	(140)	23.83	(60)	19.81	(4)	24.71	5.91
Exercised	(981)	19.21	(805)	19.24	(254)	19.71	3.92

Outstanding at end of year	2,177	$18.76	1,352	$18.96	1,134	$19.56	4.66

	For the Years Ended December 31,
	2006	2007	2008

Weighted average grant-date fair value of stock options granted	$14.83	$17.57	$18.55

Total fair value of stock options vested	3,892	2,637	3,342

Total intrinsic value of stock options exercised	14,165	17,568	4,394

		Weighted	Weighted
		Average	Average
		Grant Date	Exercise
	Options	Fair Value	Price

Non-vested options at December 31, 2008	20	$15.90	$33.03

Vested options at December 31, 2008	1,114	$9.67	$19.32

The aggregate intrinsic value of stock options outstanding as of December 31, 2008 was $22.2 million.

Additional information regarding stock options that are exercisable at the end of each fiscal year is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2006	2007	2008

Options exercisable at year end	1,793	1,228	1,114
Weighted average exercise price per share	$19.14	$18.98	$19.32
Weighted average remaining contractual life	5.05	5.61	4.59
Aggregate intrinsic value	$20,053	$23,303	$21,532

The following table summarizes information about stock options outstanding at December 31, 2008:

		Weighted Average
Range of Exercise	Options	Remaining	Weighted Average	Options	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(Option data in thousands, except per share date)

11.63 - 15.98	406	5.33	14.61	406	14.61
16.45 - 17.25	162	5.26	17.02	157	17.03
17.50 - 19.79	200	3.68	18.79	200	18.79
20.50 - 22.38	205	3.00	21.27	205	21.27
25.25 - 36.78	120	4.51	30.32	113	29.96
39.03 - 80.54	41	9.15	42.17	33	42.96

Total Stock Options	1,134	4.66	$19.56	1,114	$19.32

The LTIP, the Company’s one active equity incentive plan, had 1.4 million shares remaining available for grant at December 31, 2008.

Restricted and Deferred Share Units

The Company began issuing restricted share units (RSUs) in 2005. Each RSU awarded represents the right to receive one share of SPSS common stock on the date that the award vests. Generally, these grants vest ratably over a two or four year period. As the RSUs vest, the holder has the option to surrender RSUs as consideration for taxes associated with the transaction. In 2007 and 2008, there were approximately 31 thousand and 69 thousand RSUs, respectively, surrendered for taxes. As of December 31, 2008, there was approximately $14.5 million of unrecognized compensation cost related to RSUs that will be recognized over an estimate weighted average period of 2.76 years. The Company also issues deferred share units (DSUs) to its directors on an annual basis. The DSUs are similar to the RSUs, except that under the terms of the LTIP, the DSUs that have been granted vest either immediately or, with respect to those grants made after 2006, on the earlier of the one year anniversary of the grant date or the date on which a director’s directorship terminates other than for cause. In either case, the underlying shares are not delivered until a director leaves the Board of Directors. Compensation expense for both RSUs and DSUs is the product of the number of shares issued and the market value at the time of issuance. The RSUs are structured as deferred compensation and are being amortized on a straight-line basis over the related vesting period. DSUs granted in 2006 vested immediately and, therefore, the expense was recognized immediately. For DSUs granted in 2007 and 2008, the expense is amortized on a straight-line basis over the related vesting period. The vesting period for the 2007 and 2008 DSU grants is based on the terms of the LTIP as detailed above.

Additional information regarding RSUs and DSUs is as follows (in thousands, except fair value data):

		Weighted Average		Weighted Average		Weighted Average
	2006	Fair Value	2007	Fair Value	2008	Fair Value

Outstanding at beginning of year	78	$18.20	273	$32.03	429	$43.07
Share units granted	250	$33.88	364	$35.35	400	$32.17
Share units forfeited	(18)	$25.91	(112)	$9.77	(28)	$39.61
Share units vested	(37)	$18.29	(96)	$8.11	(239)	$34.73

Outstanding at end of year	273	$32.03	429	$43.07	562	$33.32

The total amount of RSU and DSU expense included in the total share-based compensation expense noted above is $5,072 and $6,406 in 2007 and 2008, respectively.

(16)	Common Stock

Authorized Capital Stock.  Under the Company’s certificate of incorporation, its authorized capital stock consists of 50,000,000 shares of common stock, $0.01 par value per share.

Voting Rights.  Each holder of the Company’s common stock is entitled to one vote for each share of common stock held of record on the applicable record date in the election of directors and on all other matters submitted to a vote of stockholders. Holders of the Company’s common stock do not have cumulative voting rights.

Dividend Rights; Rights Upon Liquidation.  The holders of the Company’s common stock are entitled to receive pro rata, from funds legally available, dividends when and as declared by resolution of the board of directors. In the event of liquidation, each share of the Company’s common stock is entitled to share pro rata in any distribution of the Company’s assets after provision for the payment of all liabilities.

Other Matters.  Holders of the Company’s common stock have no preemptive, conversion or other subscription rights to purchase, subscribe for or otherwise acquire any unissued or treasury shares or other securities. There are no redemption rights or sinking fund provisions with respect to the common stock. Holders of common stock are not subject to further call or assessment.

Common Stock Purchase Rights.  A common stock purchase right is attached to each share of the Company’s common stock. This common stock purchase right entitles its holder to purchase from the Company one one-half of a share of common stock at a price of $175.00 per one one-half of a share upon the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock (the “Stock Acquisition Date”) or (ii) 10 business days following the commencement of a tender or exchange offer if, upon consummation thereof, such person or group would be the beneficial owner of 15% or more of such outstanding shares of common stock (the earlier of such dates being called the “Distribution Date”). Until such time, these common stock purchase rights are not exercisable and are not freely tradable separate from the common stock.

In the event that a person becomes the beneficial owner of 15% or more of the then outstanding shares of the Company’s common stock, each holder of a common stock purchase right (other than the Acquiring Person) will thereafter have the right to receive, upon exercising the common stock purchase right, that number of shares of common stock having a value equal to two times the exercise price of the common stock purchase right.

The common stock purchase rights will expire on June 18, 2018 unless the common stock purchase rights are earlier exchanged or redeemed. The Board of Directors may redeem the common stock purchase rights in whole, but not in part, at a price of $0.01 per common stock purchase rights at any time before they become exercisable.

(17)	Common Stock Purchased

In March 2007, in connection with the issuance of the Notes discussed in Note 10, the Company purchased 1.5 million shares of its outstanding common stock using approximately $50.0 million of the net proceeds from the sale of the Notes. These 1.5 million shares of outstanding common stock were retired in 2007.

On May 1, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of 2.0 million shares of its issued and outstanding common stock and up to $20.0 million principal amount of its Convertible Notes. During the fourth quarter of 2007, the Company purchased 607 thousand shares of common stock at a cost of $21.8 million pursuant to such authorization. In January 2008, the Company purchased an additional 854 thousand shares of its issued and outstanding common stock at a cost of $27.9 million pursuant to such authorization. After the first quarter of 2008, the Company did not repurchase any additional shares pursuant to this authorization or otherwise. The authorization expired on December 31, 2008.

(18)	Unaudited Quarterly Financial Information

The following selected quarterly data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This information has been derived from unaudited consolidated financial statements of SPSS that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and the notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007	2008	2008	2008	2008
			(In thousands, except per share data)

Net revenues:
License	$34,972	$32,366	$34,477	$42,139	$38,417	$34,823	$33,736	$35,126
Maintenance	28,926	30,449	28,475	30,462	32,147	33,184	33,519	32,226
Services	6,268	6,107	9,328	7,031	7,677	7,694	7,627	6,737

Net revenues	70,166	68,922	72,280	79,632	78,241	75,701	74,882	74,089

Operating expenses:
Cost of license and maintenance revenues	4,247	4,546	4,277	4,658	5,299	5,221	5,716	5,707
Cost of license and maintenance revenues- asset write-offs	—	—	—	—	—	—	—	1,807
Sales, marketing and services	33,629	33,034	35,176	37,547	39,160	38,767	37,109	37,382
Research and development	12,271	12,351	11,822	14,196	11,381	11,305	10,864	10,070
General and administrative	7,944	8,746	8,555	8,544	8,536	9,495	8,390	7,665

Operating expenses	58,091	58,677	59,830	64,945	64,376	64,788	62,079	62,631

Operating income	12,075	10,245	12,450	14,687	13,865	10,913	12,803	11,458
Other income	722	1,188	2,112	2,130	2,120	698	1,017	705

Income before income taxes	12,797	11,433	14,562	16,817	15,985	11,611	13,820	12,163
Income tax expense	4,646	4,242	6,190	6,806	6,155	3,779	3,319	4,280

Net income	$8,151	$7,191	$8,372	$10,011	$9,830	$7,832	$10,501	$7,883

Basic net income per share	$0.42	$0.39	$0.44	$0.53	$0.55	$0.44	$0.58	$0.43

Diluted net income per share	$0.39	$0.36	$0.41	$0.50	$0.51	$0.41	$0.55	$0.41

Shares used in basic per share	19,604	18,569	19,071	18,969	17,916	17,936	18,117	18,151

Shares used in diluted per share	20,997	19,928	20,304	20,120	19,181	19,072	19,214	19,016

Schedule II

SPSS INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2007 and 2008
(In thousands)

		Additions
	Balance at	Charged to				Balance at
	Beginning	Costs and		Charged to		End of
Description	of Period	Expenses		Revenues	Deductions	Period

2006
Allowance for doubtful accounts, product returns, and cancellations	$1,748	$163	(1)	$1,995	$1,920	$1,986
Inventory obsolescence reserve	324	52		—	67	309
2007
Allowance for doubtful accounts, product returns, and cancellations	$1,986	$14	(1)	$735	$1,524	$1,211
Inventory obsolescence reserve	309	117		—	80	346
2008
Allowance for doubtful accounts, product returns, and cancellations	$1,211	$64	(1)	$515	$855	$935
Inventory obsolescence reserve	346	268		—	363	251

(1)	- Included in General and Administrative expense in the Consolidated Statements of Income

See accompanying reports of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A.

Item 9A.	Controls and Procedures

a. Disclosure Controls and Procedures.  SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. SPSS reviews these disclosure controls and procedures on a quarterly basis. In connection with this review, SPSS has established a committee referred to as the “Disclosure Committee” that is responsible for accumulating potentially material information regarding the Company’s activities and considering the materiality of this information. This Disclosure Committee (or a subcommittee thereof) is also responsible for making recommendations regarding disclosure and communicating this information to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Disclosure Committee is comprised of the Company’s associate general counsel, principal accounting officer, senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of the SPSS senior management.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Disclosure Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

b. Internal Control Over Financial Reporting.  Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report.

c. Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is included in the Company’s definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2008 and distributed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held on April 30, 2009, and such information is incorporated herein by reference.

Information related to this Item 10, “Directors, Executive Officers and Corporate Governance” appears under the captions: “Election of Directors,” “Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Concerning the Board of Directors — Board Committees — Audit Committee” in the definitive proxy statement.

Code of Ethics

SPSS has adopted the SPSS Inc. Second Amended and Restated Code of Business Conduct & Ethics (the “Code of Ethics”) which is applicable to all of the SPSS directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and Principal Accounting Officer and other senior financial officers performing similar functions. The Code of Ethics satisfies all of the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act. The Code of Ethics also satisfies the listing standards established by the Nasdaq Stock Market, the stock market on which the Company’s stock is listed. The Company has posted the Code of Ethics on its website at http://www.spss.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Corporate Secretary, SPSS Inc., 233 South Wacker Drive, 11th Floor, Chicago, Illinois 60606.

SPSS has satisfied and intends to continue to satisfy its obligation to disclose any amendment to or waiver of a provision of the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and Principal Accounting Officer and other senior financial officers performing similar functions by posting such information on its website at http://www.spss.com.

Item 11.	Executive Compensation

The information required by this Item 11 is included in the Company’s definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2008 and distributed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held on April 30, 2009, and such information is incorporated herein by reference.

Information related to this Item 11, “Executive Compensation” appears under the captions: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change of Control,” “2008 Director Compensation,” “Information Concerning the Board of Directors — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Information Concerning the Board of Directors — Board Committees — Compensation Committee — Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in the Company’s definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2008 and distributed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held on April 30, 2009, and such information is incorporated herein by reference.

Information related to this Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information with regard to securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2008. As of December 31, 2008, the Company had two active equity compensation plans: (i) the SPSS Inc. Long Term Incentive Plan (the “LTIP”) and (ii) the SPSS Inc. Employee Stock Purchase Plan (the “ESPP”). The Company has three additional equity compensation plans under which exercisable options remain outstanding. These three plans were terminated and are now considered inactive because securities no longer remain available for future issuance under these plans. These three terminated equity compensation plans are: the 2000 Equity Incentive Plan (the “2000 Plan”), the 1999 Employee Equity Incentive Plan (the “1999 Plan”) and the Third Amended and Restated 1995 Equity Incentive Plan (the “1995 Plan”). Information regarding the 2000 Plan, the 1999 Plan and the 1995 Plan is included in the table below because, as of December 31, 2008, exercisable options remain outstanding under these three plans. Except for the 1999 Plan, all of the Company’s equity compensation plans have been approved by stockholders.

			Number of Securities
			Remaining Available for
			Future Issuance Under Equity
	Number of Securities to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity Compensation Plans Approved by Security Holders	1,486,193 (1)	$19.02 (2)	1,776,035 (3)
Equity Compensation Plans Not Approved by Security Holders	209,805 (4)	$21.93	—

Total	1,695,998	$19.56 (2)	1,776,035

(1)	Includes (a) stock options to purchase 809,454 shares of Common Stock issued under the LTIP with a weighted average exercise price of $18.89, (b) 562,214 shares of Common Stock to be issued upon the vesting of restricted share units and deferred share units issued under the LTIP for which no exercise price will be paid, (c) stock options to purchase 77,850 shares of Common Stock issued under the 2000 Plan with a weighted average exercise price of $19.49 and (d) stock options to purchase 36,675 shares of Common Stock issued under the 1995 Plan with a weighted average exercise price of $20.98.

(2)	The calculation of weighted average exercise price includes only outstanding stock options.

(3)	Consists of 1,403,432 shares of Common Stock that remain available for issuance under the LTIP in the form of stock options, stock appreciation rights, restricted shares, or share units, 344,149 shares of Common Stock that generally remain available for issuance pursuant to the ESPP and 28,454 shares of Common Stock issued pursuant to the ESPP in connection with the July 2008 to December 2008 purchase period (which shares were actually issued in January 2009).

(4)	Reflects stock options to purchase Common Stock issued under the 1999 Plan.

Pursuant to the 1999 Plan, the Company was able to award nonqualified stock options and restricted shares to non-executive officers, non-director employees and independent contractors of the Company and any of its subsidiaries. The Board administered the 1999 Plan and was authorized to delegate this authority to the Compensation Committee. The purpose of the 1999 Plan was to further the success of the Company by attracting outstanding employees and other talent and providing to such persons incentives and rewards tied to the Company’s business success. The maximum number of shares of Common Stock that was permitted to be issued or transferred under the 1999 Plan in any given calendar year was 3% of the greatest number of total Common Stock outstanding in the previous calendar year. The options awarded under the 1999 Plan had a term of ten years. As stated above, securities no longer remain available for future issuance under the 1999 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in the Company’s definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2008 and distributed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held on April 30, 2009, and such information is incorporated herein by reference.

Information related to this Item 13, “Certain Relationships and Related Transactions, and Director Independence” appears under the captions: “Certain Relationships and Related Transactions” and “Information Concerning the Board of Directors — Director Independence” in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is included in the Company’s definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2008 and distributed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held on April 30, 2009, and such information is incorporated herein by reference.

Information related to this Item 14, “Principal Accountant Fees and Services” appears under the caption “Ratification of the Appointment of Independent Auditors” in the definitive proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements commence on page 40:

Consolidated Balance Sheets as of December 31, 2007 and 2008

Consolidated Statements of Income for the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule — see page 69:

Schedule II Valuation and Qualifying Accounts

Schedules not filed:

All schedules other than that indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits required by Item 601 of Regulation S-K. (Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)

2.1	Stock Purchase Agreement dated as of November 4, 2003, by and among SPSS Inc., SPSS International B.V. and the owners of all of the issued and outstanding shares of Data Distilleries B.V. identified on Exhibit A thereto.	(1), Ex. 2.15
3.1	Certificate of Incorporation of SPSS.	(2), Ex. 3.2
3.2	Amended and Restated By-Laws of SPSS.	(3), Ex. 3.1
4.1	Rights Agreement, dated as of June 18, 2008, by and between SPSS Inc., Computershare Trust Company, N.A., as Rights Agent, and Computershare Investor Services, L.L.C., as Transfer Agent.	(4), Ex. 4.1
4.2	Indenture related to the 2.50% Convertible Subordinated Notes due 2012, dated as of March 19, 2007, by and between SPSS Inc. and LaSalle Bank National Association, as Trustee (including form of 2.50% Convertible Subordinated Notes due 2012).	(5), Ex. 4.1
10.1	1995 Equity Incentive Plan.+	(6), Ex. 10.14
10.2	Amended and Restated 1995 Equity Incentive Plan.+	(7), Appendix A
10.3	Sublease Agreement, dated April 1, 1997, by and between Ernst & Young U.S. LLP and SPSS Inc.	(8), Ex. 10.20
10.4	Second Amended and Restated 1995 Equity Incentive Plan.+	(9), Appendix A
10.5	Third Amended and Restated 1995 Equity Incentive Plan.+	(10), Ex. 10.1
10.6	1999 Employee Equity Incentive Plan.+	(11), Ex. 4.1
10.7	2000 Equity Incentive Plan.+	(12), Ex. 10.45
10.8	OEM Agreement, dated as of November 5, 2004, by and between SPSS Inc. and Hyperion Solutions Corporation.	(13), Ex. 10.8
10.9	SPSS Inc. Employee Stock Purchase Plan.+	(14), Ex. 10.55
10.10	Lease Agreement, dated as of November 22, 2005, by and between 233 S Wacker LLC and SPSS Inc.	(15), Ex. 10.56
10.11	Fourth Amendment to OEM Agreement, dated as of January 3, 2007, by and between SPSS Inc. and Hyperion Solutions Corporation.*	(16), Ex. 10.1
10.12	Form of Indemnification Agreement.+	(17), Ex. 10.1
10.13	Form of Change of Control Agreement.+	(18), Ex. 10.1
10.14	Amended and Restated Employment Agreement, dated as of December 17, 2007, by and between SPSS Inc. and Jack Noonan.+	(18), Ex. 10.2
10.15	Amended and Restated Employment Agreement, dated as of December 17, 2007, by and between SPSS Inc. and Raymond H. Panza.+	(18), Ex. 10.3
10.16	Credit Agreement, dated as of March 27, 2008, by and between SPSS Inc., as Borrower, and LaSalle Bank National Association, as Lender.	(19), Ex. 10.1
10.17	Globalware Solutions Service Agreement, dated May 10, 2007, by and between SPSS Inc. and GlobalWare Solutions, Inc.	(20), Ex. 10.1
10.18	Addendum to Globalware Solutions Service Agreement dated May 10, 2007, dated as of April 7, 2008, by and between SPSS Inc. and GlobalWare Solutions, Inc.	(20), Ex. 10.2
10.19	Addendum 2 to Globalware Solutions Service Agreement dated May 10, 2007, dated as of April 7, 2008, by and between SPSS Inc. and GlobalWare Solutions, Inc.	(20), Ex. 10.3
10.20	SPSS — Globalware Physical Fulfillment and Delivery Hosting Agreement — Statement of Work, dated as of April 7, 2008, by and between SPSS Inc. and GlobalWare Solutions, Inc.	(20), Ex. 10.4

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)

10.21	SPSS — Globalware Electronic Software Delivery Hosting Agreement — Statement of Work, dated as of April 7, 2008, by and between SPSS Inc. and GlobalWare Solutions, Inc.	(20), Ex. 10.5
10.22	SPSS Inc. Long Term Incentive Plan.+	(21), Appendix A
21.1	Subsidiaries.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	License Agreement, dated September 30, 1976, by and between SPSS Inc., as licensee, and Norman H. Nie and C. Hadlai Hull, as licensors.	(22), Ex. 99.1

*	By order of the Securities and Exchange Commission dated July 13, 2007, a request for confidential treatment has been granted for certain portions of this exhibit. Confidential portions of this exhibit are omitted and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated November 5, 2003, filed on November 18, 2003. (File No. 000-22194)

(2)	Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 of SPSS Inc. filed on August 4, 1993. (File No. 33-64732)

(3)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated October 25, 2007, filed on October 26, 2007. (File No. 000-22194)

(4)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated June 18, 2008, filed on June 18, 2008. (File No. 000-22194)

(5)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated March 19, 2007, filed on March 22, 2007. (File No. 000-22194)

(6)	Previously filed with the 1995 Proxy Statement of SPSS Inc. filed on May 19, 1995. (File No. 000-22194)

(7)	Previously filed with the 1996 Proxy Statement of SPSS Inc. filed on May 16, 1996. (File No. 000-22194)

(8)	Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended March 31, 1997. (File No. 000-22194)

(9)	Previously filed with the 1998 Proxy Statement of SPSS Inc. filed on May 19, 1998. (File No. 000-22194)

(10)	Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended June 30, 1999. (File No. 000-22194)

(11)	Previously filed with the Registration Statement on Form S-8 of SPSS Inc. filed on September 15, 2000. (File No. 333-45900)

(12)	Previously filed with the Registration Statement on Form S-4 on of SPSS Inc. filed on December 19, 2000. (File No. 333-52216)

(13)	Previously filed with the Annual Report on Form 10-K of SPSS Inc. for the fiscal year ended December 31, 2007, filed on February 21, 2008. (File No. 000-22194)

(14)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated June 15, 2005, filed on June 15, 2005. (File No. 000-22194)

(15)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated November 22, 2005, filed on November 23, 2005. (File No. 000-22194)

(16)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated January 3, 2007, filed on January 9, 2007. (File No. 000-22194)

(17)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated May 21, 2007, filed on May 25, 2007. (File No. 000-22194)

(18)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated December 17, 2007, filed on December 17, 2007. (File No. 000-22194)

(19)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated March 27, 2008, filed on March 27, 2008. (File No. 000-22194)

(20)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated April 7, 2008, filed on April 7, 2008. (File No. 000-22194)

(21)	Previously filed with the 2008 Proxy Statement of SPSS Inc. filed on March 25, 2008. (File No. 000-22194)

(22)	Previously filed with the Current Report on Form 8-K of SPSS Inc., dated December 31, 2007, filed on December 31, 2007. (File No. 000-22194)

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPSS INC.

	By:	/s/ Jack Noonan
Jack Noonan
Date: February 18, 2009		Chief Executive Officer, President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Jack Noonan Jack Noonan	Chief Executive Officer, President and Chairman of the Board of Directors	February 18, 2009

/s/ Raymond H. Panza Raymond H. Panza	Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary	February 18, 2009

/s/ Marc D. Nelson Marc D. Nelson	Vice President, Corporate Controller and Principal Accounting Officer	February 18, 2009

/s/ Henry S. Bienen Henry S. Bienen	Director	February 18, 2009

/s/ William B. Binch William B. Binch	Director	February 18, 2009

/s/ Michael Blair Michael Blair	Director	February 18, 2009

/s/ Michael E. Lavin Michael E. Lavin	Director	February 18, 2009

/s/ Merritt Lutz Merritt Lutz	Director	February 18, 2009

/s/ Patricia B. Morrison Patricia B. Morrison	Director	February 18, 2009

/s/ Charles R. Whitchurch Charles R. Whitchurch	Director	February 18, 2009

EXHIBIT INDEX

Exhibit
Number	Document Description

21.1	Subsidiaries.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.