Form 10-Q
period 2009-03-31
SPSS INC
filed 2009-05-06
CIK 869570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission File Number: 001-34103
SPSS Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2815480
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
233 S. Wacker Drive, Chicago, Illinois 60606
(Address of principal executive offices and zip code)
Registrant’s telephone number including area code: (312) 651-3000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of April 30, 2009, was 18,326,131.

SPSS INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART I – Financial Information
ITEM 1. Financial Statements (unaudited)
SPSS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$305,917	$311,455
Accounts receivable, net	43,172	37,953
Inventories, net	433	497
Deferred income taxes, net	4,142	3,346
Prepaid income taxes	5,738	7,890
Other current assets	4,693	5,081

Total current assets	364,095	366,222

Property, equipment and leasehold improvements, net	14,323	13,112
Capitalized software development costs, net	37,470	37,517
Goodwill	41,845	41,459
Intangibles, net	2,091	1,885
Deferred income taxes	20,728	17,935
Other noncurrent assets	3,673	3,447

Total assets	$484,225	$481,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,391	$6,908
Income taxes and value added taxes payable	10,877	11,452
Deferred revenues	83,638	78,027
Other accrued liabilities	22,146	17,297

Total current liabilities	123,052	113,684

Long-term debt (see Note 8)	128,106	126,631
Noncurrent deferred income taxes, net	8,509	7,794
Other noncurrent liabilities	1,937	1,857

Stockholders’ equity:
Common Stock, $.01 par value; 50,000,000 shares authorized; 18,172,910 and 18,266,891 issued at December 31, 2008 and March 31, 2009, respectively	182	183
Additional paid-in capital (see Note 8)	164,373	166,306
Accumulated other comprehensive loss	(16,197)	(18,506)
Retained earnings (see Note 8)	74,263	83,628

Total stockholders’ equity	222,621	231,611

Total liabilities and stockholders’ equity	$484,225	$481,577

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2009
Net revenues:
License	$38,417	$33,770
Maintenance	32,147	32,495
Services	7,677	5,816

Net revenues	78,241	72,081

Operating expenses:
Cost of license and maintenance revenues	5,299	4,612
Sales, marketing and services	39,160	31,137
Research and development	11,381	10,977
General and administrative	8,536	8,131

Operating expenses	64,376	54,857

Operating income	13,865	17,224

Other income (expense):
Interest expense (see Note 8)	(2,440)	(2,523)
Interest income	2,977	817
Gain on convertible debt retirement	—	356
Other	300	(1,240)

Other income (expense)	837	(2,590)

Income before income taxes	14,702	14,634
Income tax expense	5,664	5,269

Net income	$9,038	$9,365

Basic net income per share	$0.50	$0.51

Diluted net income per share	$0.47	$0.48

Share data:
Shares used in computing basic net income per share	17,916	18,233

Shares used in computing diluted net income per share	19,181	19,423

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2009
Net income	$9,038	$9,365

Other comprehensive income (loss):
Foreign currency translation adjustment	1,961	(2,309)

Comprehensive income	$10,999	$7,056

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net income	$9,038	$9,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,667	4,527
Convertible debt amortization	1,458	1,539
Deferred income taxes	(109)	2,965
Excess tax benefit from share-based compensation	(148)	77
Amortization of share-based compensation	2,069	1,971
Gain on convertible debt retirement	—	(356)
Changes in assets and liabilities:
Accounts receivable	10,375	3,888
Inventories	(36)	(67)
Prepaid and other assets	(1,749)	(503)
Accounts payable	(310)	650
Accrued expenses	(8,621)	(4,681)
Income taxes	372	(1,347)
Deferred revenue	(1,799)	(3,345)
Other, net	(1,064)	1,160

Net cash provided by operating activities	14,143	15,843

Cash flows from investing activities:
Capital expenditures	(945)	(591)
Capitalized software development costs	(3,099)	(2,866)

Net cash used in investing activities	(4,044)	(3,457)

Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchase plan	2,101	828
Tax benefit from stock option exercises	148	—
Retirement of convertible debt	—	(3,084)
Purchases of common stock	(27,870)	—

Net cash used in financing activities	(25,621)	(2,256)

Effect of exchange rates on cash	3,178	(4,592)

Net change in cash and cash equivalents	(12,344)	5,538

Cash and cash equivalents at beginning of period	306,930	305,917

Cash and cash equivalents at end of period	$294,586	$311,455

Supplemental disclosures of cash flow information:
Interest paid	$1,888	$1,877
Income taxes paid	3,935	4,877
Cash received from income tax refunds	21	142
See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of Presentation
     The accompanying consolidated financial statements of SPSS Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is presumed that the reader has already read the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
NOTE 2 – Share-Based Compensation
     Share-based compensation expense, including expense related to restricted share units, under the provisions of SFAS No. 123(R) was comprised as follows (in thousands) :

	Three Months Ended March 31,
	2008	2009
Sales, Marketing and Services	$409	$295
Research and Development	280	206
General and Administrative	1,380	1,470

Total share-based compensation expense	$2,069	$1,971

NOTE 3 – Domestic and Foreign Operations
     Net revenues per geographic region are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009
United States	$30,909	$28,502

United Kingdom	9,638	6,898
The Netherlands	10,446	8,500
Other	12,876	11,738

Total Europe	32,960	27,136

Japan	10,139	12,582
Other	4,233	3,861

Total Pacific Rim	14,372	16,443

Total International	47,332	43,579

Net revenues	$78,241	$72,081

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

	Three Months Ended
	March 31,
	2008	2009
Basic weighted average common shares outstanding	17,916	18,233
Dilutive effect of options and other equity	1,265	1,190

Diluted weighted average common shares outstanding	19,181	19,423

Anti-dilutive shares not included in diluted EPS calculation	2	101

NOTE 5 – Cost Management Programs
     During 2007, the Company incurred expenses totaling $4.6 million related to a management reorganization and a planned consolidation of certain research and development facilities. These costs principally included employee severance costs, lease exit costs and the write-off of leasehold improvements. These costs are primarily recorded as a component of Research and Development expense in the Consolidated Statements of Income. As of March 31, 2009, the Company has remaining approximately $0.8 million in other accrued liabilities and $0.2 million in other noncurrent liabilities related to these expenses and expects the liabilities to be paid in 2009.

     During 2008, the Company incurred expenses totaling $4.8 million related to a cost management program involving staff reorganization and reduction. These costs primarily included employee severance costs and are primarily recorded as a component of Sales, Marketing and Services expense in the Consolidated Statements of Income. As of March 31, 2009, the Company has remaining approximately $0.1 million in other accrued liabilities related to these expenses and expects the liabilities to be paid in 2009.
NOTE 6 – Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS13. On February 12, 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. On January 1, 2009, the Company adopted FSP 157-2 and it did not have a material impact on its consolidated financial statements.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors.  FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company adopted FSP No. FAS 142-3 on January 1, 2009.  The adoption of FSP No. FAS 142-3 did not have a material effect on its consolidated financial statements.
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
     On January 1, 2009, the Company adopted FASB No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”).  FAS No. 141(R) significantly changed the accounting for business combinations. Under FAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs are no longer included in the measurement of the business acquired. Instead, these costs are expensed as they are incurred. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements.

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
     In May 2008, Dr. Nie filed an amended counterclaim to reflect that Mr. Hull had subsequently assigned his claims to Dr. Nie. Discovery has been completed. Each of the Company and Dr. Nie filed motions for summary judgment. Each motion for summary judgment was denied by the Court on April 2, 2009. The Court has set October 5, 2009 as the trial date.
     On April 27, 2009, Dr. Nie filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking the advancement of legal fees and expenses incurred by Dr. Nie in connection with the action described above. The complaint seeks a declaration that SPSS must pay all such legal fees and expenses (both fees incurred to date and any fees to be incurred in the future), the payment of interest on all legal fees and expenses incurred by Dr. Nie to date and all legal fees and expenses incurred in connection with this action in Delaware.
NOTE 8 – Implementation of FASB Staff Position No. APB 14-1
     The Company adopted the provisions of FASB Staff Position No. APB 14-1 (“FSP” or “FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” on January 1, 2009.  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

     The FSP requires retrospective application related to the Company’s convertible debt that was outstanding during the periods presented in the financial statements. As the Company issued its convertible bonds on March 19, 2007, the Company applied FSP No. APB 14-1 retrospectively to 2008 including the following effects on the Company’s income statement captions for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	(In thousands, except per share data)
		Effect of Change
	As originally	in Accounting
	reported	Principle	As adjusted
Interest expense	$1,157	$1,283	$2,440
Net income	$9,830	$(792)	$9,038

Diluted earnings per share	$0.51	$(0.04)	$0.47
     The FSP also requires recognition of the cumulative effect of this accounting change to be recognized as of the beginning of the first period presented. This cumulative effect of adopting FSP No. APB 14-1 resulted in the following changes to the Company’s December 31, 2008 balance sheet:
•	decrease to convertible debt of $21.9 million;

•	increase to additional paid-in capital of $17.3 million;

•	increase to non-current deferred tax liability of $7.5 million;

•	decrease to other assets of $2.8 million; and

•	decrease of $5.7 million to retained earnings for the cumulative net income effect of adopting the FSP.
     Additional details related to the Company’s adoption of FSP No. APB 14-1 include the following:

	Three Months Ended March 31,
	2008	2009
	(In thousands, except percentage data)
Interest expense — Contractual interest coupon	$939	$939
Interest expense — Debt discount amortization	1,283	1,365
Interest expense — Debt issuance cost amortization	218	219

Total interest expense	$2,440	$2,523

Effective interest rate on the liability component	7.2%	7.2%

As of March 31, 2009
($ in thousands)
Net carrying amount of liability component	$126,631
Unamortized transaction costs with third parties allocated to liability	1,985
Unamortized discount of liability component	17,884

Principal amount of the liability component	$146,500

Net carrying amount of equity component	$17,077

Remaining amortization period of discount of liability component	2.96 Years
     The 2.50% Convertible Subordinated Notes due 2012 (the “Convertible Notes”) will be convertible into cash and, if applicable, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) based on an initial conversion rate of

21.3105 shares of Common Stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $46.93 per share) upon the occurrence of certain events.
NOTE 9 – Convertible Notes Repurchase
     On March 11, 2009, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of $40 million of its issued and outstanding 2.50% Convertible Subordinated Notes due 2012 (the “Convertible Notes”). These repurchases are not mandatory and will be made from time to time based on the availability of alternative investment opportunities and market conditions. This authorization expires on December 31, 2009. On March 20, 2009, the Company repurchased $3.5 million principal amount of the Convertible Notes at a cost of $3.1 million. The Company recognized a gain of $0.4 million related to this Convertible Note repurchase reflected in the line caption “Gain on convertible debt retirement” in the consolidated statements of income. Following this repurchase, $36.9 million remains available under the authorization and $146.5 million principal amount of the Convertible Notes remain outstanding.
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
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 TO THREE MONTHS ENDED MARCH 31, 2009.
NET REVENUE
     Revenues by product category, related amount changes, related percent changes and percent of total revenues for the three months ended March 31, 2008 and three months ended March 31, 2009 were as follows:

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
License	$38,417	$33,770	$(4,647)	(12)%	49%	47%
Maintenance	32,147	32,495	348	1%	41%	45%
Services	7,677	5,816	(1,861)	(24)%	10%	8%

Net revenues	$78,241	$72,081	$(6,160)	(8)%	100%	100%

     Foreign currency exchange rates decreased net revenues by $5.3 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. Excluding currency, revenues declined $0.8 million, or 1%, from the three months ended March 31,

2008 to the three months ended March 31, 2009 resulting from lower license revenue and service revenue partially offset by higher maintenance revenue as further explained in the related revenue captions below.
     License revenue

	Three Months Ended
	March 31,	March 31,	Amount	Percentage
	2008	2009	Change	Change
	(In thousands)
United States	$16,571	$13,090	$(3,481)	(21)%
Europe	12,106	9,155	(2,951)	(24)%
Pacific Rim	9,740	11,525	1,785	18%

Net license revenues	$38,417	$33,770	$(4,647)	(12)%

     The overall decrease in license revenues from the three months ended March 31, 2008 to the three months ended March 31, 2009 was primarily due to the following:
•	lower sales volume of desktop statistical tools and data mining tools of $2.1 million

•	lower market research product revenue of $1.4 million
The decrease in revenue in the three months ended March 31, 2009 was generally due to lower sales volume for deals individually exceeding $75,000 in Europe, the impact of foreign currency exchange rates, lower demand in the United States and a more challenging economic environment in 2009. For the three months ended March 31, 2008, the Company closed 39 deals in Europe individually exceeding $75,000 and totaling $6.7 million compared with 31 deals individually exceeding $75,000 and totaling $4.9 million for the three months ended March 31, 2009. The decrease in revenue in the United States was primarily due to sales staff turnover and lower demand due to a more challenging economic environment.
Foreign currency exchange rates decreased license revenue by $2.1 million in Europe, most notably $0.8 million in the United Kingdom and $0.6 million in the Netherlands.
The revenue decreases in the United States and Europe were partially offset by higher revenue in the Pacific Rim. Revenues increased $1.8 million in the Pacific Rim principally due to higher revenues in Japan due to foreign currency of $1.0 million and higher sales volume of statistical tools of $0.9 million
     Maintenance revenue

	Three Months Ended
	March 31,	March 31,	Amount	Percentage
	2008	2009	Change	Change
	(In thousands)
United States	$11,113	$12,971	$1,858	17%
Europe	17,118	15,519	(1,599)	(9)%
Pacific Rim	3,916	4,005	89	2%

Net maintenance revenues	$32,147	$32,495	$348	1%

     The overall increase in maintenance revenues from the three months ended March 31, 2008 to the three months ended March 31, 2009 was primarily due to continued strong demand for the Company’s maintenance support and product upgrades as well as higher renewal rates by the Company’s customer base across all major geographic regions (most notable in the desktop statistical tools and data mining product categories). These strong renewal rates were offset by changes in foreign currency exchange rates which decreased maintenance revenue by $3.2 million including $3.1 million in Europe.

Service revenue

	Three Months Ended
	March 31,	March 31,	Amount	Percentage
	2008	2009	Change	Change
	(In thousands)
United States	$3,225	$2,441	$(784)	(24)%
Europe	3,736	2,462	(1,274)	(34)%
Pacific Rim	716	913	197	28%

Net service revenues	$7,677	$5,816	$(1,861)	(24)%

     Service revenues decreased from the three months ended March 31, 2008 to the three months ended March 31, 2009 primarily due to a decline in consulting projects as a result of lower license revenue. Additionally, changes in foreign currency rates decreased service revenues in Europe by $0.7 million for the three month period ended March 31, 2009 including $0.4 million in the United Kingdom.
     Net revenues per geographic region, percentage changes and percent of total revenues for the three month period ended March 31, 2009 was as follows:

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
United States	$30,909	$28,502	$(2,407)	(8)%	40%	40%

United Kingdom	9,638	6,898	(2,740)	(28)%	12%	9%
The Netherlands	10,446	8,500	(1,946)	(19)%	13%	12%
Other	12,876	11,738	(1,138)	(9)%	17%	16%

Total Europe	32,960	27,136	(5,824)	(18)%	42%	37%

Japan	10,139	12,582	2,443	24%	13%	18%
Other	4,233	3,861	(372)	(9)%	5%	5%

Total Pacific Rim	14,372	16,443	2,071	14%	18%	23%

Total International	47,332	43,579	(3,753)	(8)%	60%	60%

Net revenues	$78,241	$72,081	$(6,160)	(8)%	100%	100%

     Net revenues derived internationally decreased 8% from the three month period ended March 31, 2008 to the three month period ended March 31, 2009. This decrease resulted from a revenue decline in almost all significant international markets throughout Europe including the United Kingdom, the Netherlands, France and Sweden partially offset by increases in Japan. These decreases reflected the impact of foreign currency exchange rates as well as declining demand for the Company’s desktop statistical and data mining tools and market research products. In particular, from the three months ended March 31, 2008 to the three months ended March 31, 2009, revenues declined in the United Kingdom by $2.7 million, or 28%, primarily reflecting the impact of changes in foreign currency exchange rates of $2.6 million and lower service revenue of $0.2 million. Additionally, revenues in the Netherlands declined by $1.9 million, or 19%, primarily reflecting the impact of changes in foreign currency exchange rates of $1.3 million and lower license revenues of $0.8 million. Net revenues derived in the United States decreased by 8% reflecting a decline in revenue from desktop statistical tools, data mining tools and market research products offset by growth in maintenance revenue.
     Changes in foreign currency exchange rates were a significant factor and decreased international revenue from the three months ended March 31, 2008 to the three months ended March 31, 2009 as follows:

Three months ended
March 31,
2009
Country (Currency)	(In thousands)
Netherlands (Euro)	$(1,344)
Other Euro-denominated countries	(1,337)
United Kingdom (Pound)	(2,633)
Japan (Yen)	1,287
Other currencies	(1,303)

Total	$(5,330)

COST OF LICENSE AND MAINTENANCE REVENUES

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Three months ended March 31,	$5,299	$4,612	$(687)	(13)%	7%	6%
     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs decreased from the three month period ended March 31, 2008 to the three month period ended March 31, 2009 primarily due to a $0.4 million decrease in product material and delivery costs and a $0.1 million decrease in royalties paid to third parties as a result of lower license revenues. The Company expects the cost of license and maintenance revenues to remain relatively constant as a percentage of total revenues at approximately 6% for the remainder of 2009.
SALES, MARKETING AND SERVICES

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Three months ended March 31,	$39,160	$31,137	$(8,023)	(20)%	50%	43%
     Sales, marketing and services expenses decreased from the three month period ended March 31, 2008 to the three month period ended March 31, 2009 primarily due to decreased compensation costs associated with lower revenues, lower travel and entertainment expenditures and $1.6 million lower salaries resulting from the Company’s cost management initiatives implemented in the fourth quarter of 2008. Changes in foreign currency exchange rates contributed $3.0 million to the decrease in the three month period ended March 31, 2009. The Company expects sales, marketing and services costs to be approximately 45% of net revenues for the remainder of 2009.
RESEARCH AND DEVELOPMENT

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Three months ended March 31,	$11,381	$10,977	$(404)	(4)%	15%	15%
     Research and development costs decreased from the three month period ended March 31, 2008 to the three month period ended March 31, 2009 primarily due to decreased project related expenses, improved productivity and $0.7 million in lower salaries resulting from the Company’s cost management initiatives implemented in the fourth quarter of 2008. The Company expects the research and development costs to remain relatively constant as a percentage of total revenues at 15% for the remainder of 2009.

GENERAL AND ADMINISTRATIVE

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Three months ended March 31,	$8,536	$8,131	$(405)	(5)%	10%	12%
     General and administrative expenses decreased from the three month period ended March 31, 2008 to the three month period ended March 31, 2009 primarily due to lower travel and entertainment and lower salary expense associated with the Company’s cost management initiatives implemented in the fourth quarter of 2008.
OPERATING INCOME

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Three months ended March 31,	$13,865	$17,224	$3,359	24%	18%	24%
     Operating income increased from the three month period ended March 31, 2008 to the three month period ended March 31, 2009 primarily due to decreases in operating expenses in excess of the decrease in net revenues. Decreased operating expenses primarily resulted from lower cost of sales and lower selling expenses associated with the Company’s cost management initiatives described in Note 5. See further discussion of these expenses under the caption heading above.
INTEREST EXPENSE

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Three months ended March 31,	$2,440	$2,523	$83	3%	3%	4%
     Interest expense consists of cash interest computed at the 2.50% coupon rate on the Company’s Convertible Subordinated Notes due 2012 and amortization of debt discount determined using the effective interest method. The increase in interest expense from the three month period ended March 31, 2008 to the three month period ended March 31, 2009 was primarily due to the interest accretion on the additional debt discount amortization. See additional discussion in Note 8 to the Consolidated Financial Statements.
INTEREST INCOME

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Three months ended March 31,	$2,977	$817	$(2,160)	(73)%	4%	1%
     Interest income decreased from the three month period ended March 31, 2008 to the three month period ended March 31, 2009 primarily due to lower interest rates on investment cash balances.
GAIN ON CONVERTIBLE DEBT RETIREMENT

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Three months ended March 31,	$—	$356	$356	NM	—%	—%

     On March 11, 2009, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of $40 million of its issued and outstanding 2.50% Convertible Subordinated Notes due 2012 (the “Convertible Notes”). During the three month period ended March 31, 2009, the Company repurchased $3.5 million principal amount of the Convertible Notes at a cost of $3.1 million resulting in a gain of $0.4 million.
OTHER INCOME (EXPENSE)

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Net Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Three months ended March 31,	$300	$(1,240)	$(1,540)	NM	—%	(1)%
     Other income (expense) changed from income for the three month period ended March 31, 2008 to expense for the three month period ended March 31, 2009 primarily due to transactional losses in 2009 resulting from changes in the value of Singapore dollar denominated receivables/payables, U.S. dollar denominated cash held in foreign countries and the decrease in value of U.S. dollar-denominated receivables held in international locations, principally related to the Euro and the British Pound.
INCOME TAX EXPENSE

	Three Months Ended
	March 31,	March 31,	Amount	Percentage	Percent of Pre-Tax Income
	2008	2009	Change	Change	2008	2009
	(In thousands)
Three months ended March 31,	$5,664	$5,269	$(395)	(7)%	38.5%	36.0%
     The income tax provision decreased from the three month period ended March 31, 2008 to the three month period ended March 31, 2009 principally reflecting higher research and development tax credits in 2009. Generally, the Company expects its full year effective tax rate to be 33% to 36% given the current geographic income mix.
LIQUIDITY AND CAPITAL RESOURCES
     During the three month period ended March 31, 2009, SPSS generated cash in excess of its operating requirements. As of March 31, 2009, SPSS had $311.5 million in cash and cash equivalents compared with $305.9 million at December 31, 2008. The increase in cash principally resulted from cash generated from operating activities. Factors affecting cash and cash equivalents during the three month period ended March 31, 2009 include:
          Operating Cash Flows:
•	Cash derived from operating activities was $15.8 million. This cash resulted primarily from net income and receivable collections, partially offset by accrued expenses.

•	Accounts receivable increased operating cash flow by $3.9 million reflecting favorable collections. Average days sales outstanding were 48 days at March 31, 2009, compared to 54 days at December 31, 2008 and 57 days at March 31, 2008.

•	Accrued expenses decreased operating cash flow by $4.7 million and generally reflected payment of accrued severance related to the Company’s fourth quarter 2008 cost management initiative program.
         Investing Activities:
•	Capital expenditures were $0.6 million.

•	Capitalized software development costs were $2.9 million.

          Financing Activities:
•	The Company utilized $3.1 million to repurchase the Company’s 2.50% Convertible Subordinated Notes due 2012.

•	Cash proceeds of $0.8 million received from the issuance of common stock, primarily through the employee stock purchase plan.
     Cash flows from operating activities were more than adequate to fund capital expenditures and software development costs of $3.5 million. Management believes that cash flows from future operating activities will be more than adequate to meet future capital expenditures and software development costs.
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
     On March 11, 2009, the Company announced that its Board of Directors had authorized the Company to repurchase up to a maximum of $40 million of its issued and outstanding Convertible Notes. These repurchases are not mandatory and will be made from time to time based on the availability of alternative investment opportunities and market conditions. This authorization expires on December 31, 2009. On March 20, 2009, the Company repurchased $3.5 million principal amount of the Convertible Notes at a cost of $3.1 million. Following this repurchase, $36.9 million remains available under the authorization and $146.5 million principal amount of the Convertible Notes remain outstanding.
     As of March 31, 2009, the Convertible Notes were not convertible and the holders of the Convertible Notes had no right to require the Company to repurchase the Convertible Notes.
     On March 27, 2008, the Company entered into a three-year senior revolving credit facility (the “Credit Facility”) that enables the Company to borrow up to $50 million.  The Credit Facility was entered into between the Company and LaSalle Bank National Association, now known as Bank of America, as lender (the “Lender”).  Borrowings under the Credit Facility may be borrowed by the Company (or one or more subsidiaries designated by the Company) in U.S. dollars, Australian dollars, Euros, Pounds Sterling, Japanese Yen and in other currencies that the Lender may approve from time to time.  Borrowings under the Credit Facility will bear interest at a rate per annum equal to the applicable eurocurrency rate plus a 0.50% spread.  The Company will pay a fee of 0.10% of the unused amount of the Credit Facility.  The Company has guaranteed the obligations of all subsidiary borrowers under the Credit Facility. As of March 31, 2009, the Company had not borrowed any funds under this credit facility.

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
     The Credit Facility contains other customary covenants, including restrictions on liens, asset sales, acquisitions and debt permitted to be incurred by subsidiaries, and events of default.  The remedies for events of default are customary for this type of credit facility. The Company was in compliance with all conditions and covenants as of March 31, 2009.
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
     The Company’s cash and cash equivalents of $311.5 million as of March 31, 2009, were comprised of highly liquid investments with original maturity dates of three months or less. The Company places temporary cash investments with top-tier institutions of high credit quality. Additionally, the money market funds in which the Company invests are participants in the United States Treasury Department’s Temporary Guarantee Program for Money Market Funds. This program provides coverage for amounts held in money market funds as of the close of business on September 19, 2008. The program is designed to address temporary dislocations in credit markets. On March 31, 2009, the United States Treasury Department extended this program through September 18, 2009. As of March 31, 2009, the Company had $171.3 million of cash investments covered under the aforementioned program. Also, an additional $79.5 million of the Company’s cash and cash equivalents was covered by certain international government insurance programs.
CRITICAL ACCOUNTING POLICIES
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, SPSS makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s critical accounting policies include revenue recognition, capitalization of software development costs, impairment of long-lived assets, impairment of goodwill and intangible assets, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see “Critical Accounting Policies and Estimates” in the SPSS Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 18, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS13. On February 12, 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. On January 1, 2009, the Company adopted FSP 157-2 and it did not have a material impact on its consolidated financial statements.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors.  FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company adopted FSP No. FAS 142-3 on January 1, 2009.  The adoption of FSP No. FAS 142-3 did not have a material effect on its consolidated financial statements.
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
     On January 1, 2009, the Company adopted FASB No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”).  FAS No. 141(R) significantly changed the accounting for business combinations. Under FAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs are no longer included in the measurement of the business acquired. Instead, these costs are expensed as they are incurred. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from fluctuations in interest rates on cash and cash equivalents. As of March 31, 2009, the Company had $311.5 million of cash and cash equivalents. A 100 basis point decrease in interest rates would result in $3.1 million of lower annual interest income, assuming the same level of cash and cash equivalents.
     The Company is exposed to risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company’s operations and revenue occur outside of the United States, and in currencies other than the U.S. dollar, the Company’s results can be significantly affected by changes in foreign currency exchange rates. Additionally, these changes can significantly affect intercompany balances that are denominated in different currencies. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at March 31, 2009, the reported cash balance would decrease $11.9 million from a reported cash balance of $311.5 million at March 31, 2009.
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

     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     In May 2008, Dr. Nie filed an amended counterclaim to reflect that Mr. Hull had subsequently assigned his claims to Dr. Nie. Discovery has been completed. Each of the Company and Dr. Nie filed motions for summary judgment. Each motion for summary judgment was denied by the Court on April 2, 2009. The Court has set October 5, 2009 as the trial date.
     On April 27, 2009, Dr. Nie filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking the advancement of legal fees and expenses incurred by Dr. Nie in connection with the action described above. The complaint seeks a declaration that SPSS must pay all such legal fees and expenses (both fees incurred to date and any fees to be incurred in the future), the payment of interest on all legal fees and expenses incurred by Dr. Nie to date and all legal fees and expenses incurred in connection with this action in Delaware.

Item 6. Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)

10.1	Form of Amended and Restated Change of Control Agreement.

10.2	Amended and Restated Employment Agreement, dated as of May 1, 2009, by and between SPSS Inc. and Jack Noonan.

10.3	Amended and Restated Employment Agreement, dated as of May 1, 2009, by and between SPSS Inc. and Raymond H. Panza.

31.1	Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPSS Inc.
Date: May 6, 2009	By:	/s/ Jack Noonan
Jack Noonan
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: May 6, 2009	By:	/s/ Raymond H. Panza
Raymond H. Panza
Executive Vice President, Corporate Operations, Chief Financial Officer and Secretary

SPSS INC.
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

10.1	Form of Amended and Restated Change of Control Agreement

10.2	Amended and Restated Employment Agreement, dated as of May 1, 2009, by and between SPSS Inc. and Jack Noonan

10.3	Amended and Restated Employment Agreement, dated as of May 1, 2009, by and between SPSS Inc. and Raymond H. Panza

31.1	Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.