Form 10-Q
period 2009-06-30
SPSS INC
filed 2009-08-05
CIK 869570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Commission File Number: 001-34103
SPSS Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2815480 (IRS Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of July 30, 2009, was 18,444,071.

SPSS INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2009

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$305,917	$337,882
Accounts receivable, net	43,172	39,870
Inventories, net	433	651
Deferred income taxes, net	4,142	3,945
Prepaid income taxes	5,738	9,032
Other current assets	4,693	5,459

Total current assets	364,095	396,839

Property, equipment and leasehold improvements, net	14,323	13,892
Capitalized software development costs, net	37,470	39,069
Goodwill	41,845	41,886
Intangibles, net	2,091	1,898
Deferred income taxes	20,728	16,435
Other noncurrent assets	3,673	2,583

Total assets	$484,225	$512,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,391	$7,729
Income taxes and value added taxes payable	10,877	12,764
Deferred revenues	83,638	79,992
Other accrued liabilities	22,146	21,605

Total current liabilities	123,052	122,090

Long-term debt (see Note 9)	128,106	128,173
Noncurrent deferred income taxes, net	8,509	7,384
Other noncurrent liabilities	1,937	1,578

Stockholders’ equity:
Common Stock, $.01 par value; 50,000,000 shares authorized; 18,172,910 and 18,349,931 issued at December 31, 2008 and June 30, 2009, respectively	182	184
Additional paid-in capital (see Note 9)	164,373	170,202
Accumulated other comprehensive loss	(16,197)	(6,817)
Retained earnings (see Note 9)	74,263	89,808

Total stockholders’ equity	222,621	253,377

Total liabilities and stockholders’ equity	$484,225	$512,602

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net revenues:
License	$34,823	$30,296	$73,240	$64,066
Maintenance	33,184	33,561	65,331	66,056
Services	7,694	5,888	15,371	11,704

Net revenues	75,701	69,745	153,942	141,826

Operating expenses:
Cost of license and maintenance revenues	5,221	4,753	10,520	9,365
Sales, marketing and services	38,767	33,223	77,927	64,360
Research and development	11,305	9,686	22,686	20,663
General and administrative	9,495	10,772	18,031	18,903

Operating expenses	64,788	58,434	129,164	113,291

Operating income	10,913	11,311	24,778	28,535

Other income (expense):
Interest expense (see Note 9)	(2,479)	(2,504)	(4,919)	(5,027)
Interest income	2,339	681	5,316	1,498
Gain on convertible debt retirement	—	—	—	356
Other	(468)	(816)	(168)	(2,056)

Other income (expense)	(608)	(2,639)	229	(5,229)

Income before income taxes	10,305	8,672	25,007	23,306
Income tax expense	3,279	2,492	8,943	7,761

Net income	$7,026	$6,180	$16,064	$15,545

Basic net income per share	$0.39	$0.34	$0.90	$0.85

Diluted net income per share	$0.37	$0.32	$0.84	$0.80

Share data:
Shares used in computing basic net income per share	17,936	18,327	17,926	18,280

Shares used in computing diluted net income per share	19,072	19,568	19,154	19,486

See accompanying notes to consolidated financial statements

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net income	$7,026	$6,180	$16,064	$15,545

Other comprehensive income:
Foreign currency translation adjustment	397	11,689	2,358	9,380

Comprehensive income	$7,423	$17,869	$18,422	$24,925

See accompanying notes to consolidated financial statements.

SPSS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net income	$16,064	$15,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,509	9,256
Convertible debt amortization	2,939	3,081
Deferred income taxes	1,413	3,459
Excess tax benefit from share-based compensation	(1,241)	74
Amortization of share-based compensation	4,538	4,648
Gain on convertible debt retirement	—	(356)
Changes in assets and liabilities:
Accounts receivable	11,391	3,784
Inventories	(18)	(201)
Prepaid and other assets	(2,053)	(734)
Accounts payable	466	1,320
Accrued expenses	(6,288)	(511)
Income taxes	(3,085)	(1,372)
Deferred revenue	(1,504)	(5,510)
Other, net	(3,348)	186

Net cash provided by operating activities	28,783	32,669

Cash flows from investing activities:
Capital expenditures	(2,816)	(2,677)
Capitalized software development costs	(6,802)	(6,887)
Purchase of business and intangible assets	(1,245)	—

Net cash used in investing activities	(10,863)	(9,564)

Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchase plan	4,204	2,434
Tax benefit from stock option exercises	1,241	—
Retirement of convertible debt	—	(3,084)
Purchases of common stock	(27,870)	—

Net cash used in financing activities	(22,425)	(650)

Effect of exchange rates on cash	3,571	9,510

Net change in cash and cash equivalents	(934)	31,965

Cash and cash equivalents at beginning of period	306,930	305,917

Cash and cash equivalents at end of period	$305,996	$337,882

Supplemental disclosures of cash flow information:
Interest paid	$1,896	$1,878
Income taxes paid	9,432	7,582
Cash received from income tax refunds	22	152
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
NOTE 2 — Share-Based Compensation
     Share-based compensation expense, including expense related to restricted share units, deferred share units and stock options under the provision of SFAS No. 123(R) was comprised as follows (in thousands) :

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Sales, Marketing and Services	$401	$292	$810	$587
Research and Development	275	206	555	412
General and Administrative	1,793	2,179	3,173	3,649

Total share-based compensation expense	$2,469	$2,677	$4,538	$4,648

NOTE 3 — Domestic and Foreign Operations
     Net revenues per geographic region are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Americas	$30,297	$31,186	$61,206	$59,688

United Kingdom	9,924	6,679	19,562	13,577
The Netherlands	11,099	8,942	21,545	17,442
Other	14,200	12,477	27,076	24,215

Total Europe	35,223	28,098	68,183	55,234

Japan	5,187	6,012	15,326	18,594
Other	4,994	4,449	9,227	8,310

Total Pacific Rim	10,181	10,461	24,553	26,904

Total International	45,404	38,559	92,736	82,138

Total revenues	$75,701	$69,745	$153,942	$141,826

NOTE 4 — Earnings Per Common Share
     Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of contingently issuable shares, stock options and common shares issuable on conversion of the Company’s convertible notes. The Company computes the diluted weighted average shares outstanding using the treasury stock method. Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Basic weighted average common shares outstanding	17,936	18,327	17,926	18,280
Dilutive effect of stock options and other equity	1,136	1,241	1,228	1,206

Diluted weighted average common shares outstanding	19,072	19,568	19,154	19,486

     Anti-dilutive shares not included in the diluted EPS calculation for the three and six month periods ended June 30, 2008 and June 30, 2009 were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2008	2009	2008	2009
22	101	12	136
NOTE 5 — Cost Management Programs
     During 2007, the Company incurred expenses totaling $4.6 million related to a management reorganization and a planned consolidation of certain research and development facilities. These costs principally included employee severance costs, lease exit costs and the write-off of leasehold improvements. These costs are primarily recorded as a component of Research and Development expense in the Consolidated Statements of Income. As of June 30, 2009, the Company has remaining approximately $0.8 million in other accrued liabilities related to these expenses and expects the liabilities to be paid in 2009.
     During 2008, the Company incurred expenses totaling $4.8 million related to a cost management program involving staff reorganization and reduction. These costs primarily included employee severance costs and are primarily recorded as a component of Sales, Marketing and Services expense in the Consolidated Statements of Income. As of June 30, 2009, all liabilities related to this program have been paid.
NOTE 6 — Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS13. On February 12, 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 for financial assets and liabilities and there was no material effect on its consolidated financial statements. On January 1, 2009, the Company adopted FSP 157-2 and it did not have a material impact on its consolidated financial statements. On January 1, 2009, the Company adopted SFAS No. 157 for non-financial assets and liabilities. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial statements.
     In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial statements.
NOTE 7 — Contingencies
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
     In May 2008, Dr. Nie filed an amended counterclaim to reflect that Mr. Hull had subsequently assigned his claims to Dr. Nie. Motions for summary judgment filed by each of the Company and Dr. Nie were denied by the Court on April 2, 2009. The Court has set October 5, 2009 as the trial date.
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
NOTE 8 — Cash and Cash Equivalents
     The Company’s cash balance at December 31, 2008 and June 30, 2009 was comprised entirely of checking, demand deposits or money market allowing on demand withdrawal and are valued in accordance with Statement of Financial Accounting Standards 157 (“SFAS 157”) “Fair Value Measurements.” SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s cash and cash equivalent balances are all valued using Level 1 inputs. Accordingly, the Company’s carrying value of its cash balances equals their fair value. The specific composition of the Company’s cash balance at December 31, 2008 and June 30, 2009 was as follows ($ in thousands):

		December 31, 2008		June 30, 2009
		Carrying	Estimated Fair	Carrying	Estimated Fair
Instrument	Original Maturity	Value	Value	Value	Value
Checking or time deposits	On Demand	$133,157	$133,157	$164,368	$164,368
Money market	On Demand	172,760	172,760	173,514	173,514

Total cash and cash equivalents		$305,917	$305,917	$337,882	$337,882

NOTE 9 — Implementation of FASB Staff Position No. APB 14-1
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
     The FSP requires retrospective application related to the Company’s convertible debt that was outstanding during the periods presented in the financial statements. As the Company issued its convertible bonds on March 19, 2007, the Company applied FSP No. APB 14-1 retrospectively to 2008 including the following effects on the Company’s income statement captions for the three and six month periods ended June 30, 2008:

	Three Months Ended June 30, 2008
	(In thousands, except per share data)
		Effect of Change
	As originally	in Accounting
	reported	Principle	As adjusted
Interest expense	$1,173	$1,306	$2,479
Net income	$7,832	$(806)	$7,026

Diluted earnings per share	$0.41	$(0.04)	$0.37

	Six Months Ended June 30, 2008
	(In thousands, except per share data)
		Effect of Change
	As originally	in Accounting
	reported	Principle	As adjusted
Interest expense	$2,330	$2,589	$4,919
Net income	$17,662	$(1,598)	$16,064

Diluted earnings per share	$0.92	$(0.08)	$0.84
     The FSP also requires recognition of the cumulative effect of this accounting change to be recognized as of the beginning of the first period presented. This cumulative effect of adopting FSP No. APB 14-1 resulted in the following changes to the Company’s December 31, 2008 balance sheet:
•	decrease to convertible debt of $21.9 million;

•	increase to additional paid-in capital of $17.3 million;

•	increase to non-current deferred tax liability of $7.5 million;

•	decrease to other assets of $2.8 million; and

•	decrease of $5.7 million to retained earnings for the cumulative net income effect of adopting the FSP.
     Additional details related to the Company’s adoption of FSP No. APB 14-1 include the following:

	Three Months Ended June 30,
	2008	2009
	(In thousands, except percentage data)
Interest expense — Contractual interest coupon	$938	$910
Interest expense — Debt discount amortization	1,306	1,370
Interest expense — Debt issuance cost amortization	217	212

Total interest expense	$2,461	$2,492

Effective interest rate on the liability component	7.2%	7.2%

	Six Months Ended June 30,
	2008	2009
	(In thousands, except percentage data)
Interest expense — Contractual interest coupon	$1,875	$1,848
Interest expense — Debt discount amortization	2,589	2,736
Interest expense — Debt issuance cost amortization	434	427

Total interest expense	$4,898	$5,011

Effective interest rate on the liability component	7.2%	7.2%

As of June 30, 2009
($ in thousands)
Net carrying amount of liability component	$128,173
Unamortized transaction costs with third parties allocated to liability	1,814
Unamortized discount of liability component	16,513

Principal amount of the liability component	$146,500

Net carrying amount of equity component	$17,118

Remaining amortization period of discount of liability component	2.71 years
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
NOTE 10 — Convertible Notes Repurchase
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
NOTE 11 — Subsequent Events
     On July 27, 2009, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM”), and Pipestone Acquisition Corp., a Delaware corporation and wholly owned subsidiary of IBM (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (“the Merger”). The Board of Directors of the Company has unanimously approved the Merger Agreement and the Merger, upon the terms and conditions set forth in the Merger Agreement.
     Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, stockholders of the Company will be entitled to receive $50.00 in cash for each share of the Company’s common stock. Also, each outstanding Company stock option will fully vest and be converted into an amount in cash equal to the product of (i) the excess, if any, of $50.00 over the per share exercise price of the stock option multiplied by (ii) the total number of shares of Company common stock subject to the stock option. In addition, each outstanding restricted share unit and deferred share unit will fully vest and be converted into the right to receive $50.00 per unit in cash. All of the foregoing amounts are without interest and prior to the deduction of applicable withholding taxes. Upon the closing of the Merger, the Company’s outstanding 2.50% Convertible Subordinated Notes due 2012 (the “Convertible Notes”) will become convertible, at the option of the holder, into the right to receive $50.00 multiplied by the applicable conversion rate for each $1,000 principal amount of Convertible Notes submitted for conversion. As a result of the Merger, the applicable conversion rate will be increased by a “make-whole premium”, calculated in accordance with the terms of the indenture governing the Convertible Notes, for any conversions effected during the period specified in the indenture.
     As a result of entering into the Merger Agreement with IBM, the Company is not permitted to incur any borrowings under its $50 million Credit Facility with the Bank of America.

     It is anticipated that the total consideration that will be payable to stockholders, to holders of stock options, restricted share units and deferred share units, and to holders of the Convertible Notes, will be approximately $1.17 billion.
     The Merger Agreement may be terminated under certain circumstances, including, subject to the terms of the Merger Agreement, by IBM if the Company’s Board of Directors determines to withdraw its recommendation of the Merger as a result of an unsolicited superior proposal, provided that IBM has first been given notice and the opportunity to propose modifications to the Merger Agreement that result in the unsolicited proposal no longer being a superior proposal. The Merger Agreement provides that if the Merger Agreement is terminated under certain circumstances, the Company will be required to pay IBM a termination fee of $23.5 million.
     Consummation of the Merger is subject to various conditions, including (i) adoption of the Merger Agreement by the Company’s stockholders, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of all required approvals, or termination or expiration of any applicable waiting periods, under any antitrust laws applicable to the Merger in certain other jurisdictions and (iv) other customary closing conditions. The transaction is expected to close later in the second half of 2009.
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
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 TO THREE MONTHS ENDED JUNE 30, 2009, AND COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 TO SIX MONTHS ENDED JUNE 30, 2009 .
NET REVENUES

	Three Months Ended
	June 30,	June 30,	Amount	Percentage	Percent of Total Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
License	$34,823	$30,296	$(4,527)	(13)%	46%	43%
Maintenance	33,184	33,561	377	1%	44%	48%
Services	7,694	5,888	(1,806)	(23)%	10%	9%

Net revenues	$75,701	$69,745	$(5,956)	(8)%	100%	100%

	Six Months Ended
	June 30,	June 30,	Amount	Percentage	Percent of Total Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
License	$73,240	$64,066	$(9,174)	(13)%	48%	45%
Maintenance	65,331	66,056	725	1%	42%	47%
Services	15,371	11,704	(3,667)	(24)%	10%	8%

Net revenues	$153,942	$141,826	$(12,116)	(8)%	100%	100%

     The impact of foreign currency exchange rates decreased net revenues by $6.1 and $11.4 million, respectively, from the three and six month periods ended June 30, 2008 to the three month and six month periods ended June 30, 2009. Excluding the impact of foreign currency exchange rates, revenues increased $0.1 million and decreased $0.7 million, from the three and six month periods ended June 30, 2008 to the three month and six month periods ended June 30, 2009 resulting from lower license revenue and service revenue essentially offset by higher maintenance revenue as further explained in the related revenue captions below.
License revenue

	Three Months Ended					Percentage Change
	June 30,	June 30,	Amount	Percentage		Excluding
	2008	2009	Change	Change	Currency	Currency
	(In thousands)
United States	$15,935	$15,697	$(238)	(1)%	$—	(1)%
Europe	13,575	9,062	(4,513)	(33)%	(2,073)	(18)%
Pacific Rim	5,313	5,537	224	4%	(291)	10%

License revenues	$34,823	$30,296	$(4,527)	(13)%	$(2,364)	(6)%

	Six Months Ended					Percentage Change
	June 30,	June 30,	Amount	Percentage		Excluding
	2008	2009	Change	Change	Currency	Currency
	(In thousands)
United States	$32,506	$28,787	$(3,719)	(11)%	$—	(11)%
Europe	25,681	18,217	(7,464)	(29)%	(4,126)	(13)%
Pacific Rim	15,053	17,062	2,009	13%	339	11%

License revenues	$73,240	$64,066	$(9,174)	(13)%	$(3,787)	(7)%

     The overall decrease in license revenues from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 was primarily due to the following:
•	the impact of foreign currency exchange rates, which decreased license revenues by $2.4 million and $3.8 million in the three and six month periods ended June 30, 2009 from the comparable periods in 2008;

•	lower sales volume of desktop statistical and analytic tools of $0.8 million and $1.5 million in the three and six month periods ended June 30, 2009 compared to the similar periods in 2008;

•	lower market research product revenue of $1.4 million and $2.5 million in the three and six month periods ended June 30, 2009 compared to the similar periods in 2008; partially offset by

•	higher data mining product revenue of $1.0 million and $0.7 million in the three and six month periods ended June 30, 2009 compared to the similar periods in 2008
     The decrease in revenue in the United States was primarily due to lower demand for market research and statistical tool products due to sales staff turnover and a more challenging economic environment in 2009.
     The decrease in license revenue in Europe during the three and six months ended June 30, 2009 compared to the similar periods in 2008 was generally due to lower sales volume for deals individually exceeding $100,000 and the impact of foreign currency. For the three month period ended June 30, 2008, the Company closed 23 deals in Europe individually exceeding $100,000 and totaling $5.9 million compared with 18 deals individually exceeding $100,000 and totaling $3.4 million for the three month period ended June 30, 2009. For the six month period ended June 30, 2008, the Company closed 55 deals in Europe individually exceeding $100,000 and totaling $12.0 million compared with 38 deals individually exceeding $100,000 and totaling $7.4 million for the six months ended June 30, 2009. The decrease in significant deals for the three and six month periods ended June 30, 2009 compared with the similar periods in 2008 generally reflected sales staff turnover and a more challenging economic environment in 2009.

     The revenue decreases in Europe and the United States were partially offset by higher revenue in the Pacific Rim. Revenues increased $0.2 million and $2.0 million in the Pacific Rim from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009. These increases are principally due to higher revenues in Japan due to foreign currency of $0.1 million and $1.0 million and higher sales volume of desktop statistical tools of $0.6 million and $1.5 million for the three and six month periods ended June 30, 2009.
     Maintenance revenue

	Three Months Ended					Percentage Change
	June 30,	June 30,	Amount	Percentage		Excluding
	2008	2009	Change	Change	Currency	Currency
	(In thousands)
United States	$11,264	$13,028	$1,764	16%	$—	16%
Europe	17,859	16,495	(1,364)	(8)%	(2,830)	8%
Pacific Rim	4,061	4,038	(23)	(1)%	(200)	4%

Maintenance revenues	$33,184	$33,561	$377	1%	$(3,030)	10%

	Six Months Ended					Percentage Change
	June 30,	June 30,	Amount	Percentage		Excluding
	2008	2009	Change	Change	Currency	Currency
	(In thousands)
United States	$22,377	$25,999	$3,622	16%	$—	16%
Europe	34,977	32,014	(2,963)	(8)%	(5,886)	8%
Pacific Rim	7,977	8,043	66	1%	(355)	5%

Maintenance revenues	$65,331	$66,056	$725	1%	$(6,241)	11%

     The overall increase in maintenance revenues was primarily due to continued strong demand for the Company’s maintenance support and product upgrades as well as higher renewal rates by the Company’s customer base across all major geographic regions, most notable in the desktop statistical tools and data mining product categories. From the three month period ended June 30, 2008 to the three month period ended June 30, 2009 these strong renewal rates were offset by changes in foreign currency exchange rates which decreased maintenance revenue by $3.0 million, including $2.8 million in Europe. From the six month period ended June 30, 2008 to the six month period ended June 30, 2009, foreign currency decreased maintenance revenue by $6.2 million including $5.9 million in Europe. Excluding the impact of foreign currency exchange rates, maintenance revenues increased 10% and 11%, respectively, from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009.
     Service revenue

	Three Months Ended					Percentage Change
	June 30,	June 30,	Amount	Percentage		Excluding
	2008	2009	Change	Change	Currency	Currency
	(In thousands)
United States	$3,098	$2,461	$(637)	(21)%	$—	(21)%
Europe	3,789	2,541	(1,248)	(33)%	(624)	(16)%
Pacific Rim	807	886	79	10%	(43)	15%

Service revenues	$7,694	$5,888	$(1,806)	(23)%	$(667)	(15)%

	Six Months Ended					Percentage Change
	June 30,	June 30,	Amount	Percentage		Excluding
	2008	2009	Change	Change	Currency	Currency
	(In thousands)
United States	$6,323	$4,902	$(1,421)	(22)%	$—	(22)%
Europe	7,525	5,003	(2,522)	(34)%	(1,348)	(16)%
Pacific Rim	1,523	1,799	276	18%	(15)	19%

Service revenues	$15,371	$11,704	$(3,667)	(24)%	$(1,363)	(15)%

     Service revenues decreased from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 primarily due to a decline in consulting projects as a result of lower license revenue. Additionally, changes in foreign currency rates decreased service revenues in Europe by $0.6 million and $1.3 million, including $0.3 million and $0.8 million in the United Kingdom for the three and six month periods ended June 30, 2009, respectively.
     Net revenues per geographic region, percent changes and percent of total revenues for the three and six month periods ended June 30, 2007 and June 30, 2008 were as follows:

	Three Months Ended
	June 30,	June 30,	Amount	Percentage	Percent of Total Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Americas	$30,297	$31,186	$889	3%	40%	45%

United Kingdom	9,924	6,679	(3,245)	(33)%	13%	10%
The Netherlands	11,099	8,942	(2,157)	(19)%	15%	13%
Other	14,200	12,477	(1,723)	(12)%	19%	17%

Total Europe	35,223	28,098	(7,125)	(20)%	47%	40%

Japan	5,187	6,012	825	16%	7%	9%
Other	4,994	4,449	(545)	(11)%	6%	6%

Total Pacific Rim	10,181	10,461	280	3%	13%	15%

Total International	45,404	38,559	(6,845)	(15)%	60%	55%

Net revenues	$75,701	$69,745	$(5,956)	(8)%	100%	100%

	Six Months Ended
	June 30,	June 30,	Amount	Percentage	Percent of Total Revenues
	2008	2009	Change	Change	2008	2009
	(In thousands)
Americas	$61,206	$59,688	$(1,518)	(2)%	40%	42%

United Kingdom	19,562	13,577	(5,985)	(31)%	13%	10%
The Netherlands	21,545	17,442	(4,103)	(19)%	14%	12%
Other	27,076	24,215	(2,861)	(11)%	17%	17%

Total Europe	68,183	55,234	(12,949)	(19)%	44%	39%

Japan	15,326	18,594	3,268	21%	10%	13%
Other	9,227	8,310	(917)	(10)%	6%	6%

Total Pacific Rim	24,553	26,904	2,351	10%	16%	19%

Total International	92,736	82,138	(10,598)	(11)%	60%	58%

Net revenues	$153,942	$141,826	$(12,116)	(8)%	100%	100%

     Net revenues derived internationally decreased 15% and 11% from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009. These decreases resulted from a revenue decline in almost all significant international markets throughout Europe including the United Kingdom, the Netherlands, France and Germany partially offset by increases in Japan. The decreases in Europe reflected the impact of foreign currency as well as declining demand for the Company’s statistical and analytic tools and market research products. The increases in Japan were primarily due to the impact of foreign currency as well as an increase in demand for the Company’s statistical and analytic tools.

     Net revenues from the Americas increased 3% and decreased 3% from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009. The increase in the Americas in the three month period ended June 30, 2009 was primarily due to strong demand for the Company’s data mining products. For the six month period ended June 30, 2009, net revenues decreased due to lower service revenues and lower demand for the Company’s data mining products during the first quarter of 2009.
     Changes in foreign currency were a significant factor impacting international revenue from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009. The following table indicates the changes in revenue attributable to foreign currency exchange rates for the specified periods:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009
Country (Currency)	(In thousands)	(In thousands)
Netherlands (Euro)	$1,425	$2,769
Other Euro-denominated countries	1,536	2,873
British Pound (GBP)	2,137	4,770
Japan (Yen)	(242)	(1,529)
Australia (Australian dollar)	647	1,315
Other currencies	558	1,193

Total	$6,061	$11,391

COST OF LICENSE AND MAINTENANCE REVENUES

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2008	2009	Change	Change	2008	2009
Three months ended June 30,	$5,221	$4,753	$(468)	(9)%	7%	7%
Six months ended June 30,	10,520	9,365	(1,155)	(11)%	7%	7%
     Cost of license and maintenance revenues consists of costs of goods sold, amortization of capitalized software development costs and royalties paid to third parties. These costs decreased from the three month period ended June 30, 2008 to the three month period ended June 30, 2009 primarily due to a $0.3 million decrease in product material and delivery costs. These costs decreased from the six month period ended June 30, 2008 to the six month period ended June 30, 2009 primarily due to a $0.7 million decrease in product material and delivery costs and a $0.1 million decrease in royalties paid to third parties as a result of lower license revenues. The Company expects the cost of license and maintenance revenues to remain relatively constant as a percentage of total revenues at approximately 7% for the remainder of 2009.
SALES, MARKETING AND SERVICES

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2008	2009	Change	Change	2008	2009
Three months ended June 30,	$38,767	$33,223	$(5,544)	(14)%	51%	48%
Six months ended June 30,	77,927	64,360	(13,567)	(17)%	51%	45%
     Sales, marketing and services expenses decreased from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 primarily due to decreased compensation costs associated with lower revenues, lower travel and entertainment expenditures, lower salary related expenses resulting from the Company’s cost management initiatives implemented in the fourth quarter of 2008 and effects of foreign currency. For the three and six month periods ended June 30, 2009, the Company had lower salary related expenses associated with these cost management initiatives of $1.6 million and $3.2 million, respectively. Changes in foreign currency contributed $2.9 million and $5.8 million to the decrease in the three and six month periods ended June 30, 2009, respectively. The Company expects sales, marketing and services costs to be approximately 48% of net revenues for the remainder of 2009.
RESEARCH AND DEVELOPMENT

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2008	2009	Change	Change	2008	2009
Three months ended June 30,	$11,305	$9,686	$(1,619)	(14)%	15%	14%
Six months ended June 30,	22,686	20,663	(2,023)	(9)%	15%	15%

     Research and development costs decreased from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 primarily due to decreased project related expenses, improved productivity and lower salary related expenses resulting from the Company’s cost management initiatives implemented in the fourth quarter of 2008. For the three and six month periods ended June 30, 2009, the Company had lower salary related expenses associated with cost management initiatives of $0.8 million and $1.6 million, respectively. The Company expects the research and development costs to remain relatively constant as a percentage of total revenues at 15% for the remainder of 2009.
GENERAL AND ADMINISTRATIVE

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2008	2009	Change	Change	2008	2009
Three months ended June 30,	$9,495	$10,772	$1,277	13%	13%	15%
Six months ended June 30,	18,031	18,903	872	5%	11%	13%
     General and administrative expenses increased from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 primarily due to increased professional legal fees offset by lower travel and entertainment expenditures and lower salary related expenses associated with the Company’s cost management initiatives implemented in the fourth quarter of 2008. Changes in foreign currency contributed $0.2 million to the decrease in the three and six month periods ended June 30, 2009, respectively.
OPERATING INCOME

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2008	2009	Change	Change	2008	2009
Three months ended June 30,	$10,913	$11,311	$398	4%	14%	16%
Six months ended June 30,	24,778	28,535	3,757	15%	16%	20%
     Operating income increased from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 primarily because decreases in operating expenses exceeded decreases in net revenues. Most notably, the Company’s lower operating expenses primarily resulted from lower cost of sales, lower selling expenses and lower research and development expenses associated with the Company’s cost management initiatives described in Note 5. See further discussion of these expenses under the caption heading above.
INTEREST EXPENSE

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2008	2009	Change	Change	2008	2009
Three months ended June 30,	$2,479	$2,504	$25	1%	3%	4%
Six months ended June 30,	4,919	5,027	108	2%	3%	4%
     Interest expense consists of cash interest computed at the 2.50% coupon rate on the Company’s Convertible Subordinated Notes due 2012 and amortization of debt discount determined using the effective interest method. The increases in interest expense from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 were primarily due to the interest accretion on the additional debt discount amortization. See additional discussion in Note 9 to the Consolidated Financial Statements.
INTEREST INCOME

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2008	2009	Change	Change	2008	2009
Three months ended June 30,	$2,339	$681	$(1,658)	(71)%	3%	1%
Six months ended June 30,	5,316	$1,498	$(3,818)	(72)%	3%	1%
     Interest income decreased from the three month and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 primarily due to lower interest rates on investment cash balances.
GAIN ON CONVERTIBLE DEBT RETIREMENT

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2008	2009	Change	Change	2008	2009
Three months ended June 30,	$—	$—	$—	—%	—%	—%
Six months ended June 30,	—	356	356	NM	—%	—%

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
OTHER EXPENSE

	(In thousands)		Amount	Percentage	Percent of Total Revenues
Period	2008	2009	Change	Change	2008	2009
Three months ended June 30,	$(468)	$(816)	$(348)	(74)%	—%	(1)%
Six months ended June 30,	(168)	(2,056)	(1,888)	NM%	—%	(1)%
     Other expense increased for the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 primarily due to transactional losses in 2009 resulting from changes in the value of Singapore dollar denominated receivables/payables, U.S. dollar denominated cash held in foreign countries and the decrease in value of U.S. dollar-denominated receivables held in international locations, principally related to the Euro and the British Pound.
INCOME TAX EXPENSE

	(In thousands)		Amount	Percentage	Percent of Pre-Tax Income
Period	2008	2009	Change	Change	2008	2009
Three months ended June 30,	$3,279	$2,492	$(787)	(24)%	32%	29%
Six months ended June 30,	8,943	7,761	(1,182)	(13)%	36%	33%
     The income tax provision decreased from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 principally reflecting a favorable adjustment to certain foreign tax valuation allowances due to improved profitability in certain foreign tax jurisdictions. Generally, the Company expects its full year effective tax rate to be 33% to 35% given the current geographic income mix.
LIQUIDITY AND CAPITAL RESOURCES
     During the six month period ended June 30, 2009, SPSS generated cash in excess of its operating requirements. As of June 30, 2009, SPSS had $337.9 million in cash and cash equivalents compared with $305.9 million at December 31, 2008. The increase in cash principally resulted from cash generated from operating activities. Factors affecting cash and cash equivalents during the six month period ended June 30, 2009 include:
     Operating Cash Flows:
•	Cash derived from operating activities was $32.7 million. This cash resulted primarily from net income and receivable collections.

•	Accounts receivable increased operating cash flow by $3.8 million reflecting favorable collections. Average days sales outstanding were 53 days at June 30, 2009, compared to 54 days at December 31, 2008 and 57 days at June 30, 2008.

•	Deferred revenue decreased operating cash flow by $5.5 million as a result of decreased net revenues.
Investing Activities:
•	Capital expenditures were $2.7 million.

•	Capitalized software development costs were $6.9 million.

Financing Activities:
•	The Company utilized $3.1 million to repurchase the Company’s 2.50% Convertible Subordinated Notes due 2012.

•	Cash proceeds of $2.4 million were received from the issuance of common stock, primarily through the employee stock purchase plan.
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
     As of June 30, 2009, the Convertible Notes were not convertible and the holders of the Convertible Notes had no right to require the Company to repurchase the Convertible Notes.
     On March 27, 2008, the Company entered into a three-year senior revolving credit facility (the “Credit Facility”) that enables the Company to borrow up to $50 million. The Credit Facility was entered into between the Company and LaSalle Bank National Association, now known as Bank of America, as lender (the “Lender”). Borrowings under the Credit Facility may be borrowed by the Company (or one or more subsidiaries designated by the Company) in U.S. dollars, Australian dollars, Euros, Pounds Sterling, Japanese Yen and in other currencies that the Lender may approve from time to time. Borrowings under the Credit Facility will bear interest at a rate per annum equal to the applicable eurocurrency rate plus a 0.50% spread. The Company pays a fee of 0.10% of the unused amount of the Credit Facility. The Company has guaranteed the obligations of all subsidiary borrowers under the Credit Facility. As of June 30, 2009, the Company had not borrowed any funds under this credit facility.
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
     The Credit Facility contains other customary covenants, including restrictions on liens, asset sales, acquisitions and debt permitted to be incurred by subsidiaries, and events of default. The remedies for events of default are customary for this type of credit facility. The Company was in compliance with all conditions and covenants as of June 30, 2009. See additional discussion in Note 11 to the Consolidated Financial Statements.
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
     The Company’s cash and cash equivalents of $337.9 million as of June 30, 2009, were comprised of highly liquid investments with original maturity dates of three months or less. The Company places temporary cash investments with top-tier institutions of high credit quality. Additionally, the money market funds in which the Company invests are participants in the United States Treasury Department’s Temporary Guarantee Program for Money Market Funds. This program provides coverage for amounts held in money market funds as of the close of business on September 19, 2008. The program is designed to address temporary dislocations in credit markets. On March 31, 2009, the United States Treasury Department extended this program through September 18, 2009. As of June 30, 2009, the Company had $173.5 million of cash investments covered under the aforementioned program. Also, an additional $95.2 million of the Company’s cash and cash equivalents was covered by certain international government insurance programs.
SUBSEQUENT EVENTS
     On July 27, 2009, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM”), and Pipestone Acquisition Corp., a Delaware corporation and wholly owned subsidiary of IBM (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (“the Merger”). The Board of Directors of the Company has unanimously approved the Merger Agreement and the Merger, upon the terms and conditions set forth in the Merger Agreement. See additional discussion in Note 11 to the Consolidated Financial Statements.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. On February 14, 2008 the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” that amends SFAS No. 157 to exclude its application for purposes of lease classification or measurement under SFAS13. On February 12, 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157-1 effective January 1, 2008 for financial assets and liabilities and there was no material effect on its consolidated financial statements. On January 1, 2009, the Company adopted FSP 157-2 and it did not have a material impact on its consolidated financial statements. On January 1, 2009, the Company adopted SFAS No. 157 for non-financial assets and liabilities. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial statements.
     In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from fluctuations in interest rates on cash and cash equivalents. As of June 30, 2009, the Company had $337.9 million of cash and cash equivalents. A 50 basis point decrease in interest rates would result in $1.69 million of lower annual interest income, assuming the same level of cash and cash equivalents.

     The Company is exposed to risk from fluctuations in foreign currency exchange rates. Since a substantial portion of the Company’s operations and revenue occur outside of the United States, and in currencies other than the U.S. dollar, the Company’s results can be significantly affected by changes in foreign currency exchange rates. Additionally, these changes can significantly affect intercompany balances that are denominated in different currencies. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at June 30, 2009, the reported cash balance would decrease $14.5 million from a reported cash balance of $337.9 million at June 30, 2009.
ITEM 4. Controls and Procedures
     Disclosure Controls and Procedures. SPSS maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s Disclosure Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (1) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     In May 2008, Dr. Nie filed an amended counterclaim to reflect that Mr. Hull had subsequently assigned his claims to Dr. Nie. Motions for summary judgment filed by each of the Company and Dr. Nie were denied by the Court on April 2, 2009. The Court has set October 5, 2009 as the trial date.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s 2009 Annual Meeting of Stockholders was held on April 30, 2009. The following persons were nominated and elected to serve as directors of the Company for a term of three years or until their successors have been duly elected and qualified.

NOMINEE	FOR	WITHHELD
Jack Noonan	6,628,421	10,467,460
Michael D. Blair	6,560,503	10,535,378
Patricia B. Morrison	6,418,047	10,677,834
     In addition, Henry S. Bienen, William Binch, Michael Lavin, Merritt Lutz, and Charles R. Whitchurch remained as directors of the Company after the meeting.
     The Company’s stockholders ratified the appointment of Grant Thornton LLP to serve as the Company’s independent auditor for fiscal year 2009 by the following votes:

FOR	AGAINST	ABSTAIN	NON-VOTES
17,090,184	1,916	3,781	n/a

Item 6. Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)

10.1	Form of Change of Control Agreement	(1), Ex. 10.1

10.2	Amended and Restated Employment Agreement, dated as of May 1, 2009, by and between SPSS Inc. and Jack Noonan	(1), Ex. 10.3

10.3	Amended and Restated Employment Agreement, dated as of May 1, 2009, by and between SPSS Inc. and Raymond H. Panza	(1), Ex. 10.3

31.1	Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Quarterly Report on Form 10-Q of SPSS Inc. for the quarterly period ended March 31, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPSS Inc.
Date: August 5, 2009	By:	/s/ Jack Noonan
Jack Noonan
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: August 5, 2009	By:	/s/ Raymond H. Panza
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